Form 10-Q/A
period 2011-12-31
China United Insurance Service, Inc.
filed 2012-03-16
CIK 1512927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Building 4F, Hesheng Plaza No. 26 Yousheng S Rd.

Jinshui District, Zhengzhou, HenanPeople’s Republic of China

(Address of principal executive offices)

+86371-63976529

(Registrant’s Telephone Number, Including Area Code)

N/A

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☒    No ☐

As of February 14, 2012, there are 20,100,503 shares of common stock, par value $0.00001 per share, issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No 1. to China United Insurance Service, Inc ’s Quarterly Report on Form 10-Q for the fiscal quarter ended Dec. 31, 2011, filed with the Securities and Exchange Commission on Feb. 14, 2012 (the “Form 10-Q”), is to provide the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language) to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL. No other changes have been made to the Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6. EXHIBITS

(a)           Exhibits:

EXHIBIT NO.	DESCRIPTION	LOCATION

31.1	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

31.2	Certifications of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Provided herewith

101.INS	XBRL Instance Document	Provided herewith

101.SCH	XBRL Taxonomy Extension Schema Document	Provided herewith

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Provided herewith

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Provided herewith

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Provided herewith

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Provided herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: Feb.14, 2012	By:	/s/ Tsai Shiu Fang
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: Feb.14, 2012	By:	/s/ Tsai Shiu Fang
	Name:	Tsai Shiu Fang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)