Form 10-Q/A
period 2011-12-31
China United Insurance Service, Inc.
filed 2012-03-27
CIK 1512927

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

Jinshui District, Zhengzhou, Henan People’s Republic of China

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

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of March 26, 2012, there are 20,100,503 shares of common stock, par value $0.00001 per share, issued and outstanding.

Explanatory Note

The sole purpose of this Amendment No 1 to China United Insurance Service, Inc.’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, filed with the Securities and Exchange Commission on February 14, 2012 (the “Form 10-Q”), is to correct a typo made on the first page of the Form 10-Q, where the registrant has been checked as a shell company as defined in Rule 12b-2 of the Exchange Act by mistake. The registrant has been conducting insurance agency and brokerage business through its subsidiary and VIE entities and is not a shell company as defined in Rule 12b-2 of the Exchange Act. No other changes have been made to the Form 10-Q.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Quarterly Report on Form 10-Q report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 27, 2012	By:	/s/ Lo Chung Mei
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: March 27, 2012	By:	/s/ Tsai Shiu Fang
	Name:	Tsai Shiu Fang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)