Form 10-Q
period 2012-03-31
China United Insurance Service, Inc.
filed 2012-05-15
CIK 1512927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐ No ☒

As of March 31, 2012, there are 20,100,503 shares of common stock, par value $0.00001 per share, issued and outstanding.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

ITEM 1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)	F-1

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	1

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK	8

ITEM 4.	CONTROLS AND PROCEDURES	9

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	10

ITEM 1A.	RISK FACTORS	10

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	10

ITEM 3.	.DEFAULTS UPON SENIOR SECURITIES	10

ITEM 4.	OTHER INFORMATION	10

ITEM 5.	EXHIBITS	11

SIGNATURES		12

EXHIBIT 31.1

EXHIBIT 31.2

EXHIBIT 32.1

EXHIBIT 32.2

i

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	June 30, 2011

	Unaudited	Audited
ASSETS
Current assets
Cash and equivalents	$1,305,449	$1,297,213
Accounts receivable, net	43,578	79,939
Other current assets	63,114	56,518
Total current assets	1,412,141	1,433,670

Property, plant and equipment, net	110,863	126,832
Restricted cash and deposits	97,439	94,769
Goodwill	119,433	116,161
TOTAL ASSETS	$1,739,876	$1,771,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$943,780	$686,034
Other current liabilities	115,199	159,253
Due to related parties	335,323	137,485
TOTAL CURRENT LIABILITIES	1,394,302	982,772

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 authorized, 20,100,503 issued and outstanding	200	200
Additional paid-in capital	2,674,693	2,673,186
Accumulated other comprehensive loss	(55,520)	(69,222)
Accumulated deficit	(2,273,799)	(1,815,504)

TOTAL STOCKHOLDERS’ EQUITY	345,574	788,660
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,739,876	$1,771,432

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	Nine Months Ended March 31		Three Months Ended March 31
	2012	2011	2012	2011
Revenues	$2,396,066	$2,017,218	$699,169	$876,147
Cost of revenue	1,692,384	1,420,622	508,363	644,347
Gross profit	703,682	596,596	190,806	231,800
Operating expenses:
General and administrative	904,827	801,211	269,233	312,932
Loss from operations	(201,145)	(204,615)	(78,427)	(81,132)
Other income / (expenses)
Interest income	3,570	9,970	1,181	8,359
Gain on acquisition of subsidiary	-	259,401	-	-
Other - net	614	(1,710)	267	(1,159)
	4,184	267,661	1,448	7,200
Income / (loss) before income taxes	(196,961)	63,046	(76,979)	(73,932)
Income tax expense	261,334	237,992	72,279	97,568
Net loss	(458,295)	(174,946)	(149,258)	(171,500)
Other comprehensive income / (loss)	13,702	(2,102)	1,791	(1,452)
Comprehensive loss	$(444,593)	$(177,048)	$(147,467)	$(172,952)
Weighted average shares outstanding:
Basic and diluted	20,100,503	20,000,000	20,100,503	20,000,000
Income (loss) per share:
Basic and diluted	$(0.02)	(0.01)	(0.01)	(0.01)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended March 31
	2012	2011
Cash flows from operating activities:
Net loss	$(458,295)	$(174,946)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	35,345	34,681
Gain on bargain purchase of subsidiary	-	(259,401)
Share-based payment	1,508
Changes in operating assets and liabilities:
Accounts receivable	38,251	5,633
Other current assets	(4,957)	17,741
Taxes payable	236,190	238,343
Other current liabilities	(48,086)	93,903
Total Adjustments	258,251	130,900
Net cash (used) in operating activities	(200,044)	(44,046)
Cash flows from investing activities:
Cash paid on acquisition of subsidiaries	-	(79,734)
Cash increase due to acquisition	-	285,874
Loan to third party	-	(179,640)
Purchase of property, plant and equipment	(15,946)	(48,972)
Net cash (used in) investing activities	(15,946)	(22,472)
Cash flows from financing activities:
Contributed capital	-	1,175,440
Repayment on borrowings from related parties	(18,099)	(601,071)
Proceeds from related parties	210,897	719,447
Net cash provided by financing activities	192,798	1,293,816
Foreign currency translation	31,428	27,826
Net increase/(decrease) in cash and equivalents	8,236	1,255,124
Cash and equivalents, beginning balance	1,297,213	17,071
Cash and equivalents, ending balance	$1,305,449	$1,272,195
Interest paid	$-	$-
Income tax paid	$15,720	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common shares	Amount	Additioanl Paid -in Capital	Other comprehensive loss	Accumulated Deficit	Total
Balance July 1, 2010	-	200	252,546	(70,841)	(1,485,517)	(1,303,612)
Capital contribution	-	2,180,640	-	-	2,180,640
Foreign currency translation	-	-	-	(2,102)	-	(2,102)
Net loss	-	-	-	-	(174,946)	(174,946)
Balance March 31, 2011	-	$200	$2,433,186	$(72,943)	$(1,660,463)	$699,980
Balance July 1, 2011	20,000,000	200	2,673,186	(69,222)	(1,815,504)	$788,660
Share-based payment	100,503	-	1,507	-	-	1,507
Foreign currency translation	-	-	-	13,702	-	13,702
Net loss	-	-	-	-	(458,295)	(458,295)
Balance March 31, 2012	20,100,503	$200	$2,674,693	$(55,520)	$(2,273,799)	$345,574

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2012 AND 2011

(UNAUDITED)

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization and nature of operations

China United Insurance Service, Inc. (“China United” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board (the “OTCBB”). CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United, on July 12, 2010 under Hong Kong law. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“PRC”).

On January 16, 2011, the Company issued 20,000,000 shares of common stock, $0.00001 par value, to several non U.S. persons for $300,000. As of March 31, 2012, the $300,000 was paid to the accounts of CU WFOE. The issuance was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended. As a result of the issuance of 20,000,000 shares, the owners of Henan Anhou (accounting acquirer) owned 100% of the Company. Accordingly, this transaction was accounted for as a recapitalization of Henan Anhou. The historical financial statements presented are those of the accounting acquirer for all periods presented. On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 to 100,000,000 and 10,000,000 shares of preferred stock.

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on May 18, 2005 in Jiangsu Province in the PRC. Jiangsu Law provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell  their shares in Jiangsu Law to Henan Anhou for RMB518,000 ($75,475) and Henan Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Jiangsu Law. The consideration is due upon request and had not been paid as at March 31, 2012. On acquisition date, Jiangsu Law had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value of the identifiable assets and liabilities assumed exceeded the fair value of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($259,401).

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has effective control over Henan Anhou. The corporate structure after the series of VIE agreements is as follows:

China United Insurance Service, Inc. (Delaware, USA )
100%
ZLI Holdings Limited (Hong Kong)
100%
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
VIE
Henan Law Anhou Insurance Agency Co., Ltd.
100%
100%
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

The carrying amount of the total assets and total liabilities of the VIEs as of March 31, 2012 was $1,523,495 and $1,392,230, respectively. There was no pledge or collateralization of the VIEs' assets. Creditors of China United have no recourse to the general credit of the VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support to the consolidated VIEs. As the Company is conducting substantial business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception. The Company faces the risks common to companies that are relatively new, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At March 31, 2012, the Company had an accumulated deficit of $2,273,799. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty. The Company plans to acquire more insurance agency companies in the PRC within the next 12 months, which will require more funding. The Company expects to incur losses from its operations and will require additional funding in the next 12 months.

Management plans to obtain funding through loans and equity. In addition, management is seeking merger candidates. Management believes its current and future plans enable it to continue as a going concern. The Company's ability to achieve these objectives cannot be determined at this time.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period account descriptions were reclassified to conform to the consolidated balance sheet as of March 31, 2012.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP").   The functional currency for all our subsidiaries in the PRC is Chinese Renminbi (“RMB”); the functional currency of our subsidiary in Hong Kong is the Hong Kong dollar (“HKD”); the functional currency of China United is the US dollar. The accompanying consolidated financial statements were translated and presented in US dollars (“$” or “USD”).

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

Comprehensive Income

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 220 (“ASC 220”), “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income as net income and all changes to the statements of stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Transactions

The consolidated financial statements were translated into USD in accordance with FASB ASC Topic 830 "Foreign Currency Transaction".  According to the statement, all assets and liabilities were translated at the exchange rate on the balance sheet dates; stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 “Comprehensive Income". Gains and losses resulting from the translations of foreign currency transactions are reflected in the consolidated statements of operations.

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. No impairment was recognized for the nine months ended March 31, 2012 or 2011.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 7). Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. As of March 31, 2012, there are no indications of any impairment.

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

Income Taxes

The Company utilizes ASC 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50 percent likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of March 31, 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. During the nine months ended March 31, 2012 and 2011, the Company did not recognize any interest or penalties.

Fair Values of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of fair value measurement and enhances disclosures requirements for fair value measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of fair value because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.

• Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

As of March 31, 2012 and June 30, 2011, the Company did not identify any assets or liabilities required to be presented on the balance sheets at fair value.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of March 31, 2012 and June 30, 2011, substantially all of the Company’s cash and equivalents and restricted cash was held by major financial institutions in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

The Company has two principal clients, Taiping Insurance Co., Ltd. (“Taiping Insurance”) and Sunshine Insurance Co., Ltd. (“Sunshine”), for which it acts as an insurance agent.

For the nine months ended March 31, 2012 and 2011, the Company’s revenue derived from sale of insurance policies underwritten by these two companies was:

	2012	2011
Taiping Insurance	$646,463	$883,928
Sunshine	$641,874	$563,438

For the three months ended March 31, 2012 and 2011, the Company’s revenue derived from sale of insurance policies underwritten by these two companies was:

	2012	2011
Taiping Insurance	$122,273	$310,074
Sunshine	$218,642	$245,966

As of March 31, 2012 and June 30, 2011, the Company had no receivables from Taiping Insurance or Sunshine.

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

Segment Reporting

The Company follows ASC 280, “Segment Reporting”, for its segment reporting.  For the nine months ended March 31, 2012 and 2011, the Company’s chief operating decision maker managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC. All revenues are derived from the PRC and all long-lived assets are in the PRC.

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

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into VIE Agreements which included:

•	Exclusive Business Cooperation Agreement through which: (1) CU WFOE has the right to provide Henan Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Henan Anhou agrees to accept all the consultations and services provided by CU WFOE. Henan Anhou further agrees that unless with CU WFOE's prior written consent, during the term of this Agreement, Henan Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Henan Anhou shall pay CU WFOE fees equal to 90% of the net income of Henan Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

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

In June 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), “Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”)”. The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

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

NOTE 4 – ACCOUNTS RECEIVABLE

As of March 31, 2012 and June 30, 2011, the Company had no allowance for doubtful accounts.

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other receivables and other current assets consisted of the following, as of March 31, 2012 and June 30, 2011:

	2012	2011
Prepaid rent	$41,958	$28,133
Deposit for rent	11,880	11,246
Other	9,276	17,139
Total other current assets	$63,114	$56,518

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, as of March 31, 2012 and June 30, 2011:

	2012	2011
Office equipment	$31,621	$23,567
Office furniture	57,295	55,725
Computers	54,782	48,463
Electronic equipment	184,086	176,725
Machinery	17,778	17,291
Transportation equipment	99,951	104,738
Total	445,513	426,509
Less: Accumulated Depreciation	(334,650)	(299,677)
Total property, plant and equipment, net	$110,863	$126,832

NOTE 7 – GOODWILL AND ACQUISITIONS

On September 6, 2010, Henan Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. As of March 31, 2012, there are no indications of any impairment. No intangible assets are identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang has no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

On September 28, 2010, Henan Anhou acquired 100% of Jiangsu Law for RMB518,000 ($75,475). Jiangsu Law then had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value of the identifiable assets and liabilities assumed exceeded the fair value of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($259,401). We believe the gain on acquisition resulted from the sellers’ intent to exit the insurance business. To comply with the PRC requirements for the insurance brokerage companies, Henan Anhou contributed cash to increase the paid-in capital of Jiangsu Law to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113) on January 18, 2011.

The summary of assets and liabilities acquired as of the dates of acquisition is presented below:

	Jiangsu Law September 30, 2010	Sichuan Kangzhuang August 31, 2010
Current assets
Cash and equivalents	$269,090	$15,735
Accounts receivable, net	12,482	1,386
Other current assets	-	39,162
Total current assets	281,572	56,283
Property, plant and equipment, net	78,418	12,871
TOTAL ASSETS	359,990	69,154
Accounts payable	-	205
Accrued expenses and other payables	10,861	41,243
Taxes payable	5,637	45,177
Due to related party	2,067	14,665
TOTAL LIABILITIES	18,565	101,290
NET ASSETS / (LIABILITIES)	$341,425	$(32,136)

NOTE 8 –OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows, as of:

	2012	2011
Due to previous shareholders of Jiangsu Law	$82,297	$80,042
Salary & welfare payables	16,912	27,021
Other	15,990	52,190
Total other current liabilities	$115,199	$159,253

Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost. The acquisition agreement between the parties has not specified the exact time for payment of the acquisition price or imposed any interest for late payment.

NOTE 9 - TAXES PAYABLE

Taxes payable consisted of the following as of March 31, 2012 and June 30, 2011:

	2012	2011
Income tax	$925,490	$658,344
Other	18,290	27,690
Total	$943,780	$686,034

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2012 and June 30, 2011:

	2012	2011
Due to Mr. Mao (Principal Shareholder of the Company)	$1,871	$64,266
Due to Ms. Zhu (Shareholder of Henan Anhou)	331,252	71,080
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,200	2,139
Total	$335,323	$137,485

The amounts are interest-free, unsecured and repayable on demand.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL

On August 16, 2010, Ms. Zhu Shuqin contributed capital of RMB8,000,000 ($1,175,440) in cash to Henan Anhou and controlled 80% of the shares of Henan Anhou.

On March 31, 2011, Mr. Li forgave $945,200 that Henan Anhou owed him.

NOTE 12– INCOME TAX

CU WFOE, the Company’s subsidiary, and the VIEs in the PRC, are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at a statutory rate of 25% on income reported in the statutory financial statements after appropriated tax adjustments.

Per the Income Tax Law of the PRC, the loss brought forward from the prior periods can be deducted against income before tax first. However, according to regulations by Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue of the Company are not tax deductible. Therefore, the Company is still subject to corporate income tax although it has been incurring losses. In addition, according to the requirement by the local tax authorities in Jiangsu province, the calculation of income tax expense is based on 10% of the Jiangsu Law's revenue, which means that it is subject to corporate income tax as long as it generates revenues, irrespective of whether it is incurring losses or not. The tax is calculated based on 10% of revenue, and the tax rate is 25%.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2012 and 2011:

	2012	2011
US statutory rate	(34)%	(34)%
Tax rate difference	8%	(14)%
Tax basis difference	1%	(12)%
Non-deductible commission expense	173%	160%
Gain on bargain purchase of subsidiary	64%	59%
Tax per financial statements	133%	159%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2012 and 2011:

	2012	2011
US statutory rate	(34)%	34%
Tax rate difference	(9)%	9%
Tax basis difference	13%	31%
Non-deductible commission expense	124%	(189)%
Tax per financial statements	94%	(115)%

NOTE 13 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices in Henan, Sichuan and Jiangsu provinces. The rental expenses for the nine months ended March 31, 2012 and 2011 are $124,226 and $183,469, respectively. At March 31, 2012, total future minimum lease payments under operating leases were as follows, by years:

March 31, 2013	$180,043
March 31, 2014	135,512
March 31, 2015	36,174
Total	351,729

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

NOTE 15– CONDENSED FINANCIAL INFORMATION OF US PARENT

China United is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for China United on a stand-alone, unconsolidated basis as of March 31, 2012 and June 30, 2011, and for the nine months ended March 31, 2012 and March 31, 2011.

CHINA UNITED INSURANCE SERVICE, INC.

BALANCE SHEETS

March 31, 2012 and June 30, 2011

	2012	2011
ASSETS
Investment in subsidiaries	$286,157	$729,243
TOTAL ASSETS	$286,157	$729,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to related party	$583	$583
TOTAL LIABILITIES	$583	$583

SHAREHOLDERS’ EQUITY

Common Stock (authorized 100,000,000 shares, 20,100,503 issued, $0.00001 par value)	200	200
Additional paid-in capital	2,614,693	2,613,186
Accumulated other comprehensive loss	(55,520)	(69,222)
Accumulated deficit	(2,273,799)	(1,815,504)
TOTAL SHAREHOLDERS’ EQUITY	285,574	728,660
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$286,157	$729,243

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF OPERATIONS

Nine Months Ended March 31, 2012 and 2011

	2012	2011
Revenues	$-	$-
Cost of service	-	-
Gross profit	-	-
Operating expenses:		-
General and administrative	1,508	-
Loss from operations	1,508-	-
Other expenses
Equity loss from subsidiaries	(441,578)	(174,946)
Loss before income taxes	(443,086)	(174,946)
Income tax expense	-	-
Net loss	$(443,086)	$(174,946)

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF CASH FLOWS

Nine Months Ended March 31, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(443,086)	$(174,946)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment	1,508	-
Equity loss in subsidiaries	441,578	174,946
Net cash used in operating activities	-	-

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

Overview

China United Insurance Service, Inc. (“China United”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the Over the Counter Bulletin Board (the “OTCBB”). CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the PRC.

On January 16, 2011, China United issued 20,000,000 shares of common stock, $0.00001 par value per share, to several non U.S. persons for their investment of $300,000 in cash in the Company’s subsidiaries.  The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. The consideration was paid to the account of CU Hong Kong by May 6, 2011. Among which, $60,090 was contributed into the bank account of CU WFOE as registered capital on November 26, 2010, with the remaining $239,910 to be contributed into CU WFOE on or prior to October 20, 2012.  On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common and 10,000,000 shares of preferred stock.

Henan Law Anhou Insurance Agency Co., Ltd. (“Henan Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd.) was incorporated in the People’s Republic of China (“the PRC”) on August 20, 2003. Henan Anhou provides insurance agency services in the PRC. On August 16, 2010, Ms. Zhu Shuqin contributed RMB8,000,000 ($1,175,440) in cash to Henan Anhou and controlled 80% of Henan Anhou shares.

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

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our business primarily through our Consolidated Affiliated Entities (“CAE”) in China. We do not hold equity interests in our CAE. However, through the VIE Agreements with these CAE and their respective shareholders, we effectively control, and are able to derive substantially all of the economic benefits from, these CAE.

Our CAE in China are variable interest entities through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements.  If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. During each of the fiscal years ended June 30, 2010 and 2011, and the nine months ended March 31, 2012 and 2011, 100% of our revenues in our consolidated financial statements were derived from our CAE. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has executed effective control over Henan Anhou through these contractual arrangements. The corporate structure after the date of the series of VIE agreements is as following:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
ZLI Holdings Limited (HK Company)
Entities outside China
100%
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
80%
Zhu Shuqin
Contractual Control
4.5%
Fang Qunlei
Henan Law Anhou Insurance Agency Co., Ltd.
Chen Yanxia
11%
100%
100%
Wei Qun
4.5%
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

By March 31, 2012, through our CAE we had 13 branches and 22 offices, and about 1,548 individual sub-agents in Henan, Sichuan and Jiangsu provinces.

Critical Accounting Policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when the estimates are made.  However, actual results could differ materially from those results. While there are a number of significant accounting policies affecting the Company’s financial statements; the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments The Company has not made any material changes in the methodology used in these accounting polices during the past two years.

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

The Company was not subjected to income tax examinations by taxing authorities during the current and past fiscal years. During the nine months ended March 31, 2012 and 2011, the Company did not recognize any interest or penalties.

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

Results of Operations for the three months ended March 31,

			2011 to 2012
			Percentage
	2012	2011	Change
	$	$	%
Revenues	699,169	876,147	(20)%
Cost of revenues	508,363	644,347	(21)%
Gross profit	190,806	231,800	(18)%
General and administrative expenses	269,233	312,932	(14)%
Loss from operations	(78,427)	(81,132)	(3)%
Other income (expense), net:
Interest income	1,181	8,359	(86)%
Other, net	267	(1,159)	(123)%
Net (loss) before income taxes	(76,979)	(73,932)	4%
Income tax expense	72,279	97,568	(26)%
Net loss	(149,258)	(171,500)	(13)%

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues

Revenues decreased 20% from $876,147 for the three months ended March 31, 2011 to $699,169 for the three months ended March 31, 2012. The decrease in commissions and fees was mainly because of the economic slowdown in mainland China.

Cost of revenues and gross profit

The cost of revenues (“COR”) for the three months ended March 31, 2012 decreased to $508,363, or by 21%, compared with $ 644,347 for the three months ended March 31, 2011. Over 90% of the COR is commissions paid to our sales agents. Therefore the COR decreased as sales decreased.

The gross profit decreased to $190,806, or by 18% for the same periods. The gross margin remained stable at around 27% because the ratio of commission paid to agents remained unchanged at 70% of the commission received from the insurance companies during these periods.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the three months ended March 31, 2012, G&A expenses were $269,233, and decreased by $43,699 compared with the three months ended March 31, 2011. The decrease is because of the tight budget control of the operation.

Other income / (expenses)-net

For the three months ended March 31, 2012 and 2011, no material other income and expenses occurred.

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

Income tax of $11,229 and nil was paid during the three months ended March 31, 2012 and 2011, respectively. The balance of income tax payable as of March 31, 2012 mainly represents the income tax accrued for the un-deductible commission paid to sub-agents and is due upon written request of the local tax bureau.

The income tax expense was $72,279 for the three months ended March 31, 2012, and decreased by 26% compared with the income tax expense for the three months ended March 31, 2011. The decrease is due to the decrease in loss before tax.

Results of Operations for the nine months ended March 31,

			2011 to 2012
			Percentage
	2012	2011	Change
	$	$	%
Revenues	2,396,066	2,017,218	19%
Cost of revenues	1,692,384	1,420,622	19%
Gross profit	703,682	596,596	18%
General and administrative expenses	904,827	801,211	13%
Loss from operations	(201,145)	(204,615)	(2)%
Other income (expense), net:
Interest income	3,570	9,970	(64)%
Gain on acquisition of subsidiary	-	259,401	(100)%
Other, net	614	(1,710)	(136)%
Net income / (loss) before income taxes	(196,961)	63,046	(412)%
Income tax expense	261,334	237,992	10%
Net loss	(458,295)	(174,946)	162%

Nine Months Ended March 31, 2012 Compared to Nine Months Ended March 31, 2011

Revenues

Revenues increased by 19% from $2,017,218 for the nine months ended March 31, 2011 to $2,396,066 for the nine months ended March 31, 2012. The increase in commissions and fees was mainly attributable to the increase in the number of sales agents in our distribution network (As of March 31, 2012: 1,548; As of March 31, 2011: 1,008). The average revenue per sales agent also increased as the sales agents gained more and more client relationships, experience and training.

Cost of revenues and gross profit

The COR for the three months ended March 31, 2012 increased to $1,692,384, or by 19%, compared with $1,420,622 for the nine months ended March 31, 2011. Over 90% of the COR is commissions paid to our sales agents. Therefore the COR increased as the sales increased.

The gross profit increased to $703,682, or by 18% for the same periods. The gross margin remained stable at around 29% because the ratio of commission paid to agents remained unchanged at 70% of the commission received from the insurance companies during these periods.

General and administrative expenses

The G&A expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supplies for our administrative staff.

For the nine months ended March 31, 2012, G&A expenses were $904,827, and increased by $103,616 compared with the nine months ended March 31, 2011. The increase is due to the overall growth of our business and our plan to becoming a publicly traded company, including costs to enhance our internal controls.

Other income / (expenses)-net

We recorded $259,401 gain on acquisition of Jiangsu Law in September 2010. Based on the purchase price allocation, the fair value of the identifiable assets and liabilities assumed exceeded the fair value of the consideration paid. As a result, the Company recorded the gain as other income.

Income tax

According to tax regulations by Chinese tax authorities effective January 1, 2008, commissions paid to sub-agent in excess of 5% of the commission revenue of the Company is not tax deductible. In addition, according to the requirement by the local tax authorities in Jiangsu province, the calculation of income tax expense is based on 10% of the Jiangsu Law's revenue. The tax base is 10% of revenue, and the tax rate is 25%.

Income tax of $15,720 and nil was paid during the nine months ended March 31, 2012 and 2011, respectively. The balance of income tax payable as of March 31, 2012 mainly represents the income tax accrued for the un-deductible commission paid to sub-agents and is due upon written request of the local tax bureau.

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

Sensitivity analysis

The following table for the nine months and three months ended March 31, 2012 and 2011 indicates the change in the Company's (loss) / profit after tax (and accumulated losses) that would arise if foreign exchange rates at the reporting date had changed at that date, assuming all other risk variables remained constant.

	2012	2011
RMB Appreciation	3%	3%
For nine months ended March 31 Decrease in net loss	$13,749	$5,248
For three months ended March 31 Decrease in net loss	$4,478	$5,145

The weakening of the RMB against the above currencies by the same percentages would have had the equal but opposite effect on the above currencies to the amounts shown above, on the basis that all other variables remain constant.

The sensitivity analysis assumes that the change in foreign exchange rates had been applied to re-measure those financial instruments held by the Company and its subsidiaries which expose the Company and its subsidiaries foreign currency risk at the reporting date. The analysis excludes differences that would result from the translation of the financial statements of foreign operations into the Company and its subsidiaries' presentation currency.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Prior to our listing, we were a private company with limited accounting and other resources with which to address our internal controls and procedures. Our independent registered public accounting firm has not conducted an audit of our internal control over financial reporting (“ICFR”). During the course of the preparation and external audit of our financial statements, we and our independent registered public accounting firm identified several control deficiencies in our ICFR, including a number of significant deficiencies. A control deficiency exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements in financial reporting on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with IFRS such that there is more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

As part of our efforts to address the identified significant deficiencies, we have taken some measures to improve our ICFR. We will further improve our ICFR through (i) arranging appropriate IFRS training for the relevant accounting personnel; (ii) preparing a comprehensive accounting policies and procedures manual; and (iii) more rigorously enforcing the reconciliation between our internal operation system and accounting system during the period-end closing process. We will implement the measures described above to remedy the control deficiencies in order to meet the deadline for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. However, the implementation of these measures may not fully address the deficiencies in our ICFR. We are not able to estimate with reasonable certainty the costs that we will need to incur to implement these and other measures designed to improve our ICFR.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

As a small reporting company, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

 During the quarter ended March 31, 2012, the Company had no unregistered sales of equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 . OTHER INFORMATION.

On April 20, 2012, Henan Law Anhou Insurance Agency Co., Ltd. (“Henan Anhou”) has obtained the nationwide license from China Insurance Regulatory Commission (“CIRC”), pursuant to which Henan Anhou may set up its branch office across the People's Republic of China (excluding Hong Kong, Macao and Taiwan), to carry out the insurance agency business, with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

On March 26, 2012, CIRC issued the Notice on Suspension of Market Entry Approval of Regional Insurance Agencies and Certain Part-time Insurance Agencies (“Notice”). Pursuant to the Notice, CIRC and its local counterparts will suspend granting of any new license to full-time insurance agencies operating on a regional basis (“Regional Insurance Agencies”) as well as to branch offices of existing Regional Insurance Agencies. In addition, no new license for part-time insurance agency businesses will be granted unless such applicant is a financial institution or a China Post office. However, CIRC emphasized in the Notice that its local counterparts shall continue to support the establishment of insurance intermediary groups and full-time insurance agencies operating on a nationwide basis, as well as continue to support their respective branch offices.

As indicated in the Notice, it appears that CIRC is aiming to increase the entry thresholds of Regional Insurance Agencies and part-time insurance agencies with a view to reducing the number, as well as, enhancing the quality of insurance agencies in the market. CIRC has also indicated in the Notice that it intends to further amend related rules and regulations to improve the market entry and exit mechanism for insurance agencies, and promote the professionalism as well as enhance the quality of insurance agencies in the market.

With the promulgation and implementation of the Notice, we expect a better regulated insurance agency market with orderly competition and pursuit for professional excellency, which will accentuate our competitive advantage due to our continuous commitment to quality service. Also, as of the date of filing of this 10-Q, we are one of the 7 insurance agencies with nationwide license, we believe that we are in a better position to obtain the full support expressly provided in the Notice from the local CIRC on our expansion strategy nationwide.

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

Date: May 15, 2012	By:	/s/ Lo Chung Mei
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date:May 15, 2012	By:	/s/ Tsai Shiu Fang
	Name:	Tsai Shiu Fang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

