Form 10-K
period 2012-06-30
China United Insurance Service, Inc.
filed 2012-09-28
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-174198

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-6088870
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

Building 4F, Hesheng Plaza
No. 26 Yousheng S Rd. Jinshui District, Zhengzhou,
Henan People’s Republic of China 450057

(Address of principal executive offices, with zip code)

+86371-63976529

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	None

Securities registered under Section 12(g) of the Act:

Title of each class	None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

  Yes ☐                                       No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

  Yes ☐                                        No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes ☒                                       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer	☐
Non-accelerated filer ☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                                       No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was $0.

As of September 28, 2012, there were 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward-looking statements. These risks and uncertainties include, but are not limited to, the factors described under Item 1 “Description of Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  In some cases, you can identify forward-looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

Forward-looking statements represent our estimates and assumptions only as of the date of this annual report. You should read this annual report and the documents that we reference in this annual report, or that we filed as exhibits to this annual report completely and with the understanding that our actual future results may be materially different from what we expect.

Except as required by law, we assume no obligation to update any forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in any forward-looking statements, even if new information becomes available in the future.

OTHER PERTINENT INFORMATION

References in this annual report to “we,” “us,” “our” and the “Company” and words of like import refer to China United Insurance Service, Inc., its subsidiaries and variable interest entities.

References to China or the PRC refer to the People’s Republic of China (excluding Hong Kong, Macao and Taiwan). References to Taiwan refer to Republic of China.

Our business is conducted in Taiwan and China using NT$, the currency of Taiwan and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD” or “$”).   In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.   These dollar references are based on the exchange rate of NT$ and RMB to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I

ITEM 1. BUSINESS

Corporate History and Structure

China United Insurance Service, Inc. (“China United” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, and is quoted on the Over the Counter Bulletin Board (“OTCBB”). The Company’s operating companies are in Taiwan and China. Unless context indicates otherwise, reference to the “Company” throughout this annual report refers to China United and its subsidiaries.  Reference to Action Holdings Financial Limited (“AHFL”), refers to the combined operations of AHFL and its Taiwan Subsidiaries. Reference to Henan Anhou refers to the combined operations of Henan Anhou and its subsidiaries.

ZLI Holdings Limited (“CU Hong Kong”), a wholly owned Hong Kong-based subsidiary of China United, was originally founded by China United, on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Consulting Co., Ltd. (“CU WFOE”) in Henan province in the PRC.

Henan Law Anhou Insurance Agency Co., Ltd. (“Henan Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd.) was founded in Henan province of the People’s Republic of China (the “PRC”) on October 9, 2003. Henan Anhou provides insurance agency services in the PRC.

Henan Anhou’s wholly owned subsidiary Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”) was founded on September 4, 2006 in Sichuan province of the PRC, and it provides insurance agency services in the PRC.  On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted for transferring all of their equity interests in Sichuan Kangzhuang to Henan Anhou for RMB532,622 ($83,444). On September 6, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Sichuan Kangzhuang. Henan Anhou has complied with all of the applicable laws and regulations with respect to its holding 100% equity interests in Sichuan Kangzhuang.

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law” collectively with Henan Anhou, Sichuan Kangzhuang, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”) was founded on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is allowed to provide insurance brokerage services. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted for transferring all of their shareholdings to Henan Anhou for RMB518,000 ($81,153). On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each individual shareholder of Jiangsu Law. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institutions, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10,000,000 ($1,566,661) on or prior to October 1, 2012, CIRC or its local counterpart, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Henan Anhou invested RMB4.82 million ($755,131) in Jiangsu Law to increase the registered capital to RMB10 million ($1,566,661).  Henan Anhou has complied with all of the applicable laws and regulations with respect to its holding 100% equity interests in Jiangsu Law.

On January 16, 2011, China United issued 20,000,000 shares of common stock, $0.00001 par value per share, to several non-US persons for their investment of $300,000 in cash in the Company’s subsidiaries.  The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. The consideration was paid to the account of CU Hong Kong by May 6, 2011. All $300,000 was contributed into the bank account of CU WFOE as registered capital.

Reclassification of Certain Common Stock into Preferred Shares

On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company.

Recent Acquisition of AHFL

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL, a limited liability company (“LLC”) incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL becomes a 100% subsidiary of the Company.

AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. Law Enterprise holds (i) 100% Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent” collectively with “Law Enterprise”, “Law Broker” and “Law Agent”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”), a LLC incorporated in Taiwan on June 3, 2000.

Law Enterprise acts as a holding company of its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are not in active operation. We operate our Taiwan business primarily through Law Broker.

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through our Consolidated Affiliated Entities in China. We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (as described in more details below) with Henan Anhou and its shareholders, we effectively control, and are able to derive substantially all of the economic benefits from, these Consolidated Affiliated Entities.

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in our financial statements.  If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our Consolidated Affiliated Entities, we would not be able to continue to consolidate the Consolidated Affiliated Entities’ financial results with our financial results. During each of the fiscal years ended June 30, 2011 and 2012, 100% of our revenues in our consolidated financial statements were derived from our Consolidated Affiliated Entities. However, subsequent to the consummation of the acquisition of AHFL together with its Taiwan Subsidiaries on August 24, 2012, we expect a substantial portion of our revenues in our future consolidated financial statements will be derived from our Taiwan Subsidiaries.

On January 17, 2010, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has executed effective control over Henan Anhou through these contractual arrangements. The VIE Agreements included:

(1) An Exclusive Business Cooperation Agreement through which CU WFOE is appointed the exclusive services provider to provide Henan Anhou with complete technical support, business support and related consulting services (as described in the agreement) in exchange for 90% of the net profits (as defined in the agreement) of Henan Anhou. The agreement does not provide that CU WFOE is responsible for the debts of the Consolidated Affiliated Entities. The term of the Exclusive Business Cooperation Agreement began on January 17, 2011 and lasts ten years, unless earlier terminated as provide in the agreement. The term of the agreement may be extended at CU WFOE’s discretion prior to the expiration thereof. CU WFOE may terminate the agreement at any time with 30 days’ written notice but Henan Anhou may only terminate the agreement if CU WFOE commits gross negligence or a fraudulent act against Henan Anhou;

(2) a Power of Attorney under which the shareholders of Henan Anhou have vested their collective voting control over Henan Anhou to CU WFOE;

(3) an Option Agreement under which the shareholders of Henan Anhou have granted to CU WFOE the irrevocable right and option to acquire all of their equity interests in Henan Anhou, subject to applicable PRC laws and regulations. The term of the Option Agreement began on January 17, 2011 and lasts ten years, but may be renewed at CU WFOE’s election; and

(4) a Share Pledge Agreement under which the shareholders of Henan Anhou have pledged all of their equity interests in Henan Anhou to CU WFOE to guarantee Henan Anhou’s performance of its obligations under the Exclusive Business Cooperation Agreement.

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Henan Anhou, relies on the service fees to which it is entitled from Henan Anhou. Pursuant to the Exclusive Cooperation Agreement between CU WFOE and Henan Anhou, CU WFOE has the right to collect 90% of the net profits of Henan Anhou. As Henan Anhou is still operating at a loss, Henan Anhou has not paid any service fees to CU WFOE yet and CU WFOE has not paid any dividend to us to date. We expect Henan Anhou to make a profit beginning in the fiscal year ending June 30, 2014, at which time it should start to pay service fees to CU WFOE, although there can be no assurance that Henan Anhou will become profitable by that time or ever. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. Law Broker, being the only operating entity for our Taiwan business, is primarily focused on life and property insurance brokerage and agency business. Through years of operation, Law Broker has become one of the leading insurance brokerage firms in Taiwan and has expanded its business across Taiwan, with 22 sales and service outlets (including the headquarters) and 1,833 employees and insurance sales professionals.

Henan Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Henan Anhou are Zhu Shuqin, Chen Yanxia, Fang Qunlei and Wei Qun. All of them are PRC citizens and none of them holds any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Henan Anhou and only leaves Henan Anhou shareholders nominal value therein. Please refer to the chart below for detailed information of the Company’s shareholders who serve as a director or officer of the Company, the Company’s subsidiaries, or the Consolidated Affiliated Entities.

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in CU Hong Kong	Position in CU WFOE	Position in Henan Anhou	Position in Jiangsu Law
Mao Yi Hsiao	Director	Director	Director	Director	Director	Director	General Manager and Chairman	General Manager and Chairman		Supervisor

Li Chwan Hau	Director
Li Fu Chang	Director
Hsu Tzu En	Director
Lo Chung Mei	Chief Executive Officer								General Manager
Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer									Division Chief of Management

Chiang Te Yun	Chief Technology Officer									Manager
Chao Hui Hsien				Vice-General Manager	Director					Vice-General Manager

Lee Shu Fen				General Manager

Tu Wen Ti				Assistant General Manager

Shen Wen Che				Assistant General Manager

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

The following flow chart illustrates our Company’s organizational structure:

Products and Services

Law Broker and Henan Anhou market and sell to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products that Law Broker and Henan Anhou sell are underwritten by some of the leading insurance companies in Taiwan and China, respectively.

Through Henan Anhou’s wholly-owned insurance brokerage firm Jiangsu Law, it also closely interacts with insurance companies and actively locates and introduces the right customers in Henan Anhou’s database matching the insurance products offered by such insurance companies to them.

Life Insurance Products

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker accounted for approximately 96.5% of Law Broker’s total net revenues in the fiscal year ended June 30, 2012.

•

Individual Whole Life Insurance. The individual whole life insurance products Law Broker distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interests is paid upon the death of the insured.

•

Individual Term Life Insurance. The individual term life insurance products Law Broker distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•

Individual Health Insurance. The individual health insurance products Law Broker distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to sickness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•

Casualty Insurance. Accidental Injury Insurance is the kind of life insurance that insurance benefit is given when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will. Casualty insurance policies expire when the premium is not paid or a certain age is attained.

•	Investment-oriented Insurance. Investment-oriented insurance products are the market linked insurance plan which also provide life coverage. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, Investment-oriented insurance policies are categorized into two broad categories:

Type I: The death benefit is equal to the higher of insured amount or fund value. Type II: The death benefit is equal to the insured amount plus fund value.
•

Foreign Currency Policy Commodity. It is a life insurance policy where policy benefit shall all be paid in foreign currencies. The foreign currency policy commodities provide insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interests, is paid upon the death of the insured.

•	Travel Accident Insurance. It is a kind of casualty insurance. The travel accident insurance provides monetary compensation in case the insured dies or loses a limb in an accident while he or she is traveling. The premium is based on the days of traveling and the insured amount.

The life insurance products Law Broker distributed in the fiscal year ending June 30, 2012 were primarily underwritten by Fubon Life Insurance Co, Ltd., Farglory Life Insurance Co, Ltd., TransGlobe Life Insurance Company, China Life Insurance Company and Kuo Hua Life Insurance Company.

The life insurance products Henan Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Henan Anou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products accounted for approximately 68.6% of the Company’s total net revenues in the fiscal year ended June 30, 2012.

•	Individual Whole Life Insurance. The individual whole life insurance products Henan Anhou distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interests is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Henan Anhou distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Endowment Life Insurance. The individual endowment products Henan Anhou distributes generally provide maturity benefits if the insured reaches a specified age, and provide to a beneficiary designated by the insured guaranteed benefits upon the death of the insured within the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period, generally ranging from five to 25 years.

•	Individual Education Annuity. The individual annuity products Henan Anhou distributes are primarily education related products. They provide annual benefit payments after the insured attains a certain age, e.g., 18, for a fixed time period, or e.g., four years, and a lump payment at the end of the coverage period. In addition, the beneficiary designated in the annuity contract will receive guaranteed benefits upon the death of the insured during the coverage period. In return, the purchaser of the annuity products makes periodic payment of premiums during a pre-determined accumulation period.

•	Individual Health Insurance. The individual health insurance products Henan Anhou distributes primarily consist of dread disease insurance products, which provide guaranteed benefits for specified dread diseases during the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

The life insurance products Henan Anhou distributed in the fiscal year ended June 30, 2012 were primarily underwritten by Sunshine Insurance Group Corporation Limited, Taiping Life Insurance Co. Ltd., Taikang Life Insurance Company and Sino Life Insurance Co., Ltd.

In addition to the periodic premium payment schedules described above, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once Henan Anhou or Law Broker sells a life insurance policy with a periodic premium payment schedule, Henan Anhou or Law Broker will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this attractive feature and the expected sustained growth of life insurance sales in China and Taiwan, we have focused significant resources ever since the incorporation of Henan Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

Property and Casualty Insurance Products

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance. Law Broker commenced its sale of automobile insurance, casualty insurance and liability insurance business since August 2003. Total net revenues from property and casualty insurance products accounted for 3.5% of Law Broker’s total net revenues in the fiscal year ended June 30, 2012.

The property and casualty insurance products Law Broker distributes can be further classified into the following categories:

•	Automobile Insurance. Law Broker distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Law Broker sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Law Broker also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Law Broker distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Casualty Insurance. Casualty insurance is made to insure any loss or damage to property. This is designed to cover loss that is made by direct accident. The policy period is usually one year. The premium is based on the insured amount.

•	Liability Insurance. When the insured is legally obligated to indemnify a third party and subject to a claim in connection therewith, the liability insurer is liable to provide such indemnification on behalf of the insured. The policy period is usually one year. The premium is based on the insured amount.

The property and casualty insurance products Law Broker distributed in the fiscal year ended June 30, 2012 were primarily underwritten by Fubon Insurance Co, Ltd., Union Insurance Company, ACE Insurance Company, Taian Insurance Co., Ltd. and Zurich Insurance Company.

Henan Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Henan Anhou commenced its sale of commercial property insurance since 2009 and developed automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Henan Anhou accounted for 31.4% of the Company’s total net revenues in the fiscal year ended June 30, 2012.

The property and casualty insurance products Henan Anhou distributes can be further classified into the following categories:

•	Automobile Insurance. Automobile insurance is the largest segment of property and casualty insurance in the PRC in terms of gross written premiums. Henan Anhou distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Henan Anou sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Henan Anou also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Henan Anhou distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Commercial Property Insurance. The commercial property insurance products Henan Anhou distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

The property and casualty insurance products Henan Anhou distributed in the fiscal year ended June 30, 2012 were primarily underwritten by Cathay Insurance Co., Ltd., Tianan Insurance Co., Ltd., China Pacific Insurance(Group) Co., Ltd., PICC Property and Casualty Co., Ltd., and SUMSUNG Property and Casualty Insurance Company (China), Ltd.

Unified Operating Platform

Law Broker has its own self-developed Unified Operating Platform. Since June 1991, Law Broker has successfully implemented the following components of its operating platform across its branch offices in Taiwan through a hub center located in Taipei :

•	A centralized clients and insurance policy management and analysis system, which encompasses our life insurance unit and property and casualty insurance unit, that will better support business operations and facilitate risk control;

•	An integrated administrative and information system, that increases the management efficiency among the subsidiaries, branches and sales departments;

•	A centralized and computerized accounting and financial management system, that increases the commission distribution and enforcement;

•	A human resources management and analysis system; and

•	An e-learning system to provide online training to sales professionals.

Through years of operation, the Unified Operating Platform has proved to be an efficient and streamlined operating system which contributes to the successful expansion and growth of Law Broker into one of the leading companies in Taiwan, with 22 sales and service outlets (including the headquarter) across Taiwan and 1,833 employees and insurance sales professionals.

In accordance with our growth strategy in China, Henan Anhou has made significant effort to adapt the Unified Operating Platform utilized by Law Broker to better meet the operational need in China. Since September 2010, Henan Anhou has successfully implemented the tailored operating platform across the PRC subsidiaries through a hub center located in Nantong, Jiangsu province. We expect that this tailored operating platform will make selling easier for sales agents in China, facilitate standardized business and financial management, enhance risk control and increase operational efficiency for the PRC subsidiaries.

Henan Anhou has tailored and refined the platform on the basis of Law Broker’s well-developed operating platform in Taiwan and believes that it is difficult for our competitors in China, particularly new market entrants, to reproduce a similar platform without substantial financial resources, time and operating experience.

Because the various systems, policies and procedures under both of operating platforms utilized by Law Broker and Henan Anhou can be rolled out quickly as we enter new regions or make acquisitions, we believe we can expand our distribution network rapidly and efficiently while maintaining the quality of our services.

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1992, it has devoted substantial resources in building up its distribution and service network. Law Broker currently has 22 sales and service outlets spread across Taiwan (including the headquarter), among which, 6 located in northern region, 11 located in central region, 3 located in southern region and 2 located in eastern region. As of June 30, 2012, Law Broker had 1,309 full-time sales professionals, 373 part-time sales professionals and 151 administrative staffs.

The following table sets forth some additional information of Law Broker’s distribution and service network as of June 30, 2012, broken down by the four regions:

Province	Number of Sales and Service Outlets	Number of Full-time Sales Professionals	Number of Part-time Sales Professionals
Northern region	6	303	120
Southern region	3	230	54
Central region	11	727	192
Eastern region	2	49	7
Total	22	1,309	373

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are not its employees.

Since Henan Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Henan Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu and Sichuan. As of June 30, 2012, Henan Anhou has two insurance agencies and one insurance brokerage firm, with 1,075 full time sales professionals and 37 part-time sales professionals and 67 administrative staffs operating across 37 cities within these three provinces.

The following table sets forth some additional information of Henan Anhou’s distribution and service network as of June 30, 2012, broken down by provinces:

Province	Number of Sales and Service Outlets	Number of Full-time Sales Agents	Number of Part-time Sales Agents
Henan	31	852
Sichuan	4	208
Jiangsu	2	15	37
Total	37	1,075	37

Henan Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are not its employees.

Customers

During the fiscal year ended June 30, 2012, Law Broker had approximately 500,000 customers, among which approximately 98% customers purchased life insurance products and approximately 2% customers purchased property and casualty insurance products from Law Broker.

Due to its extensive line of insurance products underwritten by the insurance companies in Taiwan, Law Broker managed to offer a variety of insurance products to customers of different ages or professions. However, as aging population in Taiwan has gradually become a more recognized social issue, despite of a relatively healthy government-sponsored retirement and medial programs, more and more Taiwanese, especially those with stable financial means and aiming for high-end retirement and medical treatment, has been focusing on endowment and medical type of commercial insurance products, while the investment type of insurance products have been playing a less significant role since the economic downturn. In particular, approximately 18.7% of the revenues of Law Broker are generated from sale of endowment insurance and approximately 40% of the revenues of Law Broker are generated from the sale of medical insurance.

In addition, from time to time, Law Broker has been, either voluntarily or upon request of insurance companies, advising insurance companies or providing feedback on particular type of insurance products before they are put on the market. This interaction with insurance companies has not only enhanced the close cooperation between Law Broker and the insurance companies, but also gives it an edge in understanding the in-depth feature of such insurance products for marketing and distribution purposes.

Law Broker sells automobile insurance and casualty insurance primarily to individual customers. Law Broker sells liability insurance to institutional customers.

During the fiscal year ended June 30, 2012, Henan Anhou had approximately 51,722 customers, among which approximately 22,597 customers purchased life insurance products and approximately 29,125 customers purchased property and casualty insurance products from Henan Anhou.

Henan Anhou sells automobile insurance and individual accident insurance primarily to individual customers. Henan Anhou sells commercial property insurance to institutional customers.

Henan Anhou targeted middle class individuals and family members under 50 years age to be its priority clients, which represent 95% of its client base. The revenues of Henan Anhou are primarily generated from the sale of life insurance products and we expect the continuous growth in this regard, as more and more customers in China realized the insufficiency of the mandatory social insurance coverage and the necessity to supplement it with commercial insurance. In particular, approximately 29% of the revenues of Henan Anhou are generated from sale of endowment insurance and approximately 32% of the revenues of Henan Anhou are generated from the sale of medical insurance. With the implementation of the national one-child policy in China, in fact, approximately 35% of the insurance policies distributed by Henan Anhou have designated children under 14 years age as the beneficiary of such policies, Henan Anhou expects the continuous growth of insurance market of these factors in the near future.

For the year ended June 30, 2012, no single customer accounted for more than 3% of our net revenues.

Insurance Company Partners

We are selective in terms of choosing insurance company as its partners. We takes into consideration of a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Henan Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of June 30, 2012, Law Broker had established business relationships with approximately 18 insurance companies in Taiwan and Henan Anhou had established business relationships with approximately 34 insurance companies in China.

For the year ended June 30, 2012, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Fubon Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., China Life Insurance Company, Chinatrust Life Insurance Company and TransGlobe Life Insurance Company. Among them, Fubon Life Insurance Company accounted for 36% of Law Broker’s total net revenues from commissions and fees in the fiscal year ended June 30, 2012.

Henan Anhou’s top five insurance company partners, after aggregating the business conducted between Henan Anhou and the various local branches of the insurance companies were Sunshine Insurance Group Corporation Limited, Taiping Life Insurance Co., Ltd., Taikang Life Insurance Co., Ltd., Cathay Insurance Co., Ltd. and Tianan Insurance Co., Ltd. Among them, Sunshine Insurance Group Corporation Limited accounted for 26.67% of our total net revenues from commissions and fees in the fiscal year ended June 30, 2012.

Competition

A number of industry players are involved in the distribution of insurance products in Taiwan and PRC. We compete for customers on the basis of product offerings, customer services and reputation. Because we primarily distribute individual insurance products, our principal competitors include:

•	Professional insurance intermediaries. Life insurance is our core business and has a strong regional feature. Through years of business development, we believe that we can compete effectively with other insurance intermediary companies as we have a longer operational history and over the years have assembled a strong and stable team of managers and sales professionals. With the implementation of our unified operating platform, we believe that we could strengthen our lead in our developed local regions and expand our operation to our newly selected areas. However, with increasing consolidation expected in the insurance intermediary sector in the coming years, we expect competition within this sector to intensify.

•	Insurance companies. The distribution of individual life insurance products in Taiwan and China historically has been dominated by insurance companies, which usually use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and offer our customers a broad range of insurance products underwritten by multiple insurance companies.

•	Other business entities. In recent years, business entities that distribute insurance products as an ancillary business, primarily commercial banks and postal offices have been playing an increasingly important role in the distribution of insurance products, especially life insurance products. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business, such as investment-related life insurance products. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products.

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 22 sales and service outlets (including the headquarter) and 1,309 full time sales professionals and 373 part-time sales professionals and 151 administrative staffs spread over the four regions of Taiwan. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, in particular, Everpro Insurance Brokers Co., Ltd. and Genius Insurance Brokers Co., Ltd. Through years of operation, Law Broker has won numerous awards from various Taiwan government authorities for its excellence in the insurance brokerage industry. Among which, from year 2005 to year 2008, Law Broker has won the “Taiwan Insurance Excellence Award - Talent Training” for four consecutive years, the “Taiwan Insurance Excellence Award - E-commerce” in 2009, and "Taiwan Insurance Excellence Award - Customer Service” in 2011. The “Taiwan Insurance Excellence Award" is one of most prestigious as well as well-participated insurance events in Taiwan, co-sponsored by the Taiwan Insurance Institute, Taiwan Financial Supervisory Committee and Taiwan Consumer Protection Committee, to encourage the insurance industry participants to actively enhance insurance service quality as well as to improve customer services.

During the past 10 years, Henan Anhou has expanded its business across 37 cities within Henan, Sichuan and Jiangsu provinces with 1,075 full time sales professionals and 37 part-time sales professionals and 67 administrative staffs. Based on the insurance products Henan Anhou is offering and the geographic areas of its branch offices, Henan Anhou’s primary competitors are small-sized insurance agency companies. Henan Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Henan Anhou has obtained the nationwide license from China Insurance Regulatory Commission (“CIRC”), pursuant to which Henan Anhou may set up its branch office across the PRC, to carry out the insurance agency business, with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

With the promulgation and implementation of the Notice, we expect a better regulated insurance agency market in China with orderly competition and pursuit for professional excellence, which will accentuate our competitive advantage due to our continuous commitment to quality service. Also, as of the date of filing of this annual report on Form 10-K, Henan Anhou is one of the 7 insurance agencies with a PRC nationwide license, we believe that we are in a better position to obtain the full support expressly provided in the Notice from the local CIRC on our expansion strategy nationwide.

Intellectual Property

To protect our intellectual property, we rely on a combination of trademark, copyright and trade secret laws as well as confidentiality agreements with our employees, sales agents, contractors and others.

Law Enterprise, Law Broker and Law Agent jointly own the following registered trademarks in Taiwan:

(1) the Service Mark of Law Insurance Broker Co., Ltd. , with a 10-year validity duration commencing from June 16, 2011 to June 15, 2021:

(2) the logo of Blue Magpie, with a 10-year validity duration commencing from June 16, 2011 to June 15, 2021; and

(2) the logo of Law (定律), with a 10-year validity duration commencing from June 16, 2011 to June 15, 2021.

Law Broker has the following registered trademarks in Taiwan:

(1) the logo of Blue Magpie Fleet, with a 10-year validity duration commencing from December 1, 2008 to November 30, 2018:

(2) the logo of Law Insurance Broker, with a 10-year validity duration commencing from December 1, 2008 to November 30, 2018:

(3) the logo of Law Blue Magpie, with a 10-year validity duration commencing from December 1, 2008 to November 30, 2018:

(4) the logo of Symbiosis, Coculture, Co-Prosperity and Law Blue Magpie Picture, with a 10-year validity duration commencing from July 1, 2008 to June 30, 2018:

(5) the logo of Education Training Blue Magpie, with a 10-year validity duration commencing from June 1, 2008 to May 31, 2018;

(6) the logo of Cartoon Blue Magpie, with a 10-year validity duration commencing from June 1, 2008 to May 31, 2018:

(7) the logo of Little Blue Magpie, with a 10-year validity duration commencing from June 1, 2008 to May 31, 2018:

(8) the logo of Triumph Blue Magpie, with a 10-year validity duration commencing from June 1, 2008 to May 31, 2018;

(9) the logo of Blue Magpie Fleet Picture, with a 10-year validity duration commencing from May 1, 2008 to April 31, 2018; and

(10) the logo of Fighting Blue Magpie, with a 10-year validity duration commencing from June 1, 2008 to May 31, 2018.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law.

Employees

As of June 30, 2012, Law Broker has a total of 151 full-time employees and Henan Anhou has a total of 67 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

Regulation

Taiwan Regulations of the Insurance Industry

The insurance industry in Taiwan is highly regulated. Financial Supervisory Committee of Republic of China, the FSC, is the regulatory authority responsible for the supervision of the insurance industry in Taiwan. Insurance activities undertaken within Taiwan are primarily governed by the Insurance Law and the related rules and regulations.

Insurance Law

The current principal regulation governing insurance in Taiwan is Insurance Law, latest amended on June 6, 2012 by Legislative Yuan, which provided the initial framework for regulating the insurance industry.

The Insurance Law defines several subjects of insurance industry, such as insurer, insurance agency, insurance brokerage and insurance adjustor. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance businesses and life insurance businesses. The Insurance Law distinguishes insurance between fire disaster insurance, marine insurance, land and air insurance, liability insurance, surety insurance, and other casualty and property insurance businesses on the one hand, and life insurance, health insurance, casualty insurance and annuity insurance businesses on the other. Unless permitted by the FSC, insurance companies are not allowed to engage in both types of insurance businesses.

The insurers, insurance agencies, insurance brokerages and insurance adjustors must join the related industry associations, or they are prohibited from conducting business operation.

FSC

FSC is in charge of the financial market and financial service industries, among which, insurance industry.

The FSC has the power to control the following items:

1.	Financial system and supervision policy.
2.	The preparation, amendment and abolishment of financial laws and regulations.
3.	Supervision and management of the financial institutions, include its establishment, revocation, abolishment, change, merger, dissolution, business scope, etc.
4.	Development, supervision and management of financial market.
5.	Inspection of financial institution.
6.	Inspection on public listing company related to their securities market-related matters.
7.	Foreign financial matters.
8.	Protection of financial customers.
9.	Dealing and penalizing the violation of related laws and regulations of finance.
10.	Collection of and analysis on relevant statistic data related to financial supervision, management and inspection.
11.	Other matters related to financial supervision, management and inspection.

Regulation of Insurance Agents and Agencies

The current principal regulation governing insurance agents and agencies is the Rules on the Administration of Insurance Agent latest amended on December 29, 2011 by Insurance Bureau of FSC (the “Agent Rule”). An insurance agent stipulated under the Insurance Law refers to a person who is on behalf of the insurer to conduct agency business pursuant to the agency contract or the power of attorney and charges fees from the insurer. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance agents can be divided into property insurance agents and life insurance agents. No matter what insurance industry an insurance agent is engaged in, it must have one of the following qualifications: (1) having passed the insurance agency examination for professional and technical staff; (2) having passed the insurance agency qualification test; or (3) having obtained the agency practitioner certificate and practiced the same business. Those who have agent qualifications required by the Agent Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. An agency company must hire more than one agent to act as signatory (ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add more signatories. An insurance agent may only work for one insurance agency company as signatory at one time.

There are special requirements for agency companies, such as the name of an agent company must contain the words "insurance agency", and when an agency company applies to operate agency business, the minimum registered capital must be at least NT$3 million ($100,603) fully paid up in cash.

The practitioner certificate

The practitioner certificate has a validation duration of five years, and must be renewed before expiration. In case an agent has the qualifications for both of property insurance and life insurance, unless otherwise approved by the administrative authority, only one kind of insurance agency practitioner certificate may be obtained upon his selection.

Education and training

There’re two types of education and training for an insurance agent, pre-vocational and on-the-job education and training. An insurance agent must attend in pre-vocational education and training for at least 32 hours during the two years before applying for practicing insurance agency business and on-the-job education and training for at least 24 hours during the two years before the renewal of the practitioner certificate.

Management of insurance agencies

The rules describing how to conduct insurance agency business concentrate on the concept that the agencies must take care of customers' matters in good faith. In order to ensure that this concept be properly carried out, the rules particularly stipulated that insurance agency companies must have legal compliance officers with one of the following qualifications: (1) qualified to be insurance agents or brokers and having worked as actual signatories; (2) having five years working experience in insurance industry, insurance agency or insurance brokerage; or (3) having graduated from departments related to insurance or law department of colleges and universities with more than three years working experience in insurance industry, insurance agency or insurance brokerage.

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Rules on the Administration of Insurance Broker latest amended on December 29, 2011 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) having passed the insurance brokerage examination for professional and technical staff; (2) having passed the insurance brokerage qualification test; or (3) having obtained the insurance brokerage practitioner certificate and practiced the same business. Those who have brokerage qualifications required by the Broker Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. A brokerage company must hire more than one broker to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add signatories. An insurance agent may only work for one insurance brokerage company as signatory at one time.

There are special requirements for brokerage companies, such as the name of an brokerage company must contain the words "insurance broker"; when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$3 million ($100,603) fully paid up in cash.

The practitioner certificate

The insurance broker practitioner certificate has a validation duration of five years, and must be renewed before expiration. In case a broker has the qualifications for both property insurance and life insurance, he may obtain both insurance brokerage practitioner certificates.

Education and training

There’re two types of education and training for an insurance broker, pre-vocational and on-the-job education and training. An insurance broker must attend in pre-vocational education and training for at least 32 hours during the two years before applying for practicing insurance broker business and on-the-job education and training for at least 24 hours during the two years before the renewal of the practitioner certificate.

Management of insurance brokerages

The rules describing how to conduct brokerage business concentrate on the concept that the brokerages must take care of customers' matters in good faith. In order to ensure that this concept be properly carried out, the rules particularly stipulated that insurance brokerage companies must have legal compliance officers who have one of the following qualifications: (1) qualified to be insurance agents or brokers and having worked as actual signatories; (2) having five years working experience in insurance industry, insurance agency or insurance brokerage; or (3) having graduated from departments related to insurance or law of colleges and universities with more than three years working experience in insurance industry, insurance agency or insurance brokerage.

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on September 14, 2010 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson stipulated under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs unless he has completed the registration in accordance to the Salesperson Rules and obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and have graduated at least from a senior high school or a senior vocational school or have an equivalent educational background, meeting one of the following requirements at the same time: (1) having passed the salesperson qualification examination held by relevant associations; or (2) having a valid the registration certificate. Once the salespersons passed the qualification examination, the relevant association will notify the company where the salesperson works for, then the company will issue registration certificate for the salesperson and file with relevant authorities. The registration certificate has validation duration of five years and must be renewed before expiration. The salesperson must present the registration certificate before they start attracting insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company shall supervise the work of the salesperson and is under the joint and several liabilities for any damage caused by its salesperson.

Education and training

Salespersons must attend in education and training held by their companies every year, or the companies shall revoke the registration certificates of those who fail to attend such education and training.

The Salesperson Rule also stipulates the proper ways and manners to be followed by the salespersons in conducting their businesses and specifies the penalties in case of their violation of the Salesperson Rule.

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reaches the threshold of NT$500,000 (approximately $16,767) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

(1)	the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or

(2)	Taiwan suffers serious trade deficit.

Taiwan Regulation on Foreign Investment

The current principal regulation governing foreign investment is Foreign Investment Regulation latest amended on November 19, 1997 (the “Investment Regulation”). Under the Investment Regulation, investment refers to any activities involving (1) holding share capital of a company incorporated in Taiwan; (2) establishing branches, wholly-owned or partnership enterprises in Taiwan; or (3) providing more than one-year term loan to the above-mentioned investee enterprises. The authority in charge of foreign investment is Ministry of Economic Affairs of Republic of China. The industries in Taiwan are categorized into permitted, restricted and prohibited foreign investment areas. Investors may apply for settlement of exchange in accordance with the annual yield of their investment or the allocation of surplus.

Eminent domain

When the investment made by an investor constitutes less than 45% of the total amount of capital of the investee enterprise, and the investee enterprise has been expropriated or acquired by the government for the purpose of national defense, reasonable government compensation shall be paid to the investors. However, if the capital contribution made by the investor constitutes equal to or more than 45% of the total amount of capital of the investee enterprise and continues remaining above 45% for two decades since its establishment, then the government may not exercise its eminent domain power over such investee enterprise.

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

☐	Income Tax Law, latest amended on August 8, 2012;

☐	The Implementation Rules of Income Tax Law, latest amended on September 7, 2011;

☐	Value-Added and Non-Value-Added Business Tax Law, latest amended on November 23, 2011; and

☐	The Implementation Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on March 6, 2012.

Under the Income Tax Law, there are two kinds of income tax, comprehensive income tax for individuals and income tax for enterprises operating for profit, respectively.

Individuals who have income with a source within Taiwan must pay comprehensive income tax on their income sourced within Taiwan; while non-resident individuals having income with a source within Taiwan, except otherwise provided in the Income Tax Law, shall pay tax based on the amount attributable to the sources of their income.

The enterprise with head office located in Taiwan shall pay profit-seeking income tax on its global income both within and outside Taiwan; while the enterprises with head office outside Taiwan shall only pay profit-seeking income tax on its business income sourced from within Taiwan.

Rate of income tax

The individual comprehensive income tax exemption threshold is NT$60,000 ($2,012) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

With respect to enterprise operating for profit, the exemption threshold is NT$120,000 ($4,024). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

Sale of goods or service, import of goods in Taiwan shall be subject to Value-Added or Non-Value-Added Business Tax.

Rate of business tax

The rate of business tax, except otherwise stipulated in the relevant tax law, ranges from 5% to 10% as determined by the State Council of Taiwan.

PRC Regulations of the Insurance Industry

The insurance industry in the PRC is highly regulated. CIRC is the regulatory authority responsible for the supervision of the Chinese insurance industry. Insurance activities undertaken within the PRC are primarily governed by the Insurance Law and the related rules and regulations.

Initial Development of Regulatory Framework

The Chinese Insurance Law was enacted in 1995. This original insurance law, which we refer to as the 1995 Insurance Law, provided the initial framework for regulating the domestic insurance industry. Among the steps taken under the 1995 Insurance Law were the following:

(a)	Licensing of insurance companies and insurance intermediaries, such as agencies and brokerages. The 1995 Insurance Law established requirements for minimum registered capital levels, form of organization, qualification of senior management and adequacy of the information systems for insurance companies, insurance agencies and brokerages.

(b)	Separation of property and casualty insurance businesses and life insurance businesses. The 1995 Insurance Law distinguished insurance between property, casualty, liability and credit insurance businesses, on the one hand, and life, accident and health insurance businesses on the other, and prohibited insurance companies from engaging in both types of businesses.

(c)	Regulation of market conduct by participants. The 1995 Insurance Law prohibited fraudulent and other unlawful conduct by insurance companies, agencies and brokerages.

(d)	Substantive regulation of insurance products. The 1995 Insurance Law gave insurance regulators the authority to approve the policy terms and premium rates for certain insurance products.
(e)	Financial condition and performance of insurance companies. The 1995 Insurance Law established reserve and solvency standards for insurance companies, imposed restrictions on investment powers and established mandatory reinsurance requirements, and put in place a reporting regime to facilitate monitoring by insurance regulators.

(f)	Supervisory and enforcement powers of the principal regulatory authority. The principal regulatory authority, then the People’s Bank of China, was given broad powers under the 1995 Insurance Law to regulate the insurance industry.

Establishment of the CIRC and 2002 Amendments to the Insurance Law

China’s insurance regulatory regime was further strengthened with the establishment of the CIRC in 1998. The CIRC was given the mandate to implement reform in the insurance industry, minimize insolvency risk for Chinese insurers and promote the development of the insurance market.

The 1995 Insurance Law was significantly amended in 2002 and the amended insurance law, which we refer to as the 2002 Insurance Law, became effective on January 1, 2003. The major amendments to the 1995 Insurance Law include:

(a)	Authorizing the CIRC to be the insurance supervisory and regulatory body nationwide. The 2002 Insurance Law expressly grants the CIRC the authority to supervise and administer the insurance industry nationwide.

(b)	Expanding the permitted scope of business of property and casualty insurers. Under the 2002 Insurance Law, property and casualty insurance companies may engage in the short-term health insurance and accident insurance businesses upon the CIRC’s approval.

(c)	Providing additional guidelines for the relationship between insurance companies and insurance agents. The 2002 Insurance Law requires an insurance company to enter into an agent agreement with each insurance agent that will act as an agent for such insurance company. The agent agreement sets forth the rights and obligations of the parties to the agreement as well as other matters pursuant to law. An insurance company is responsible for the acts of its agents when the acts are within the scope authorized by the insurance company.

(d)	Relaxing restrictions on the use of funds by insurance companies. Under the 2002 Insurance Law, an insurance company may use its funds to make equity investments in insurance-related enterprises, such as asset management companies.

(e)	Allowing greater freedom for insurance companies to develop insurance products. The 2002 Insurance Law allowed insurance companies to set their own policy terms and premium rates, subject to the approval of, or a filing with, the CIRC.

2009 Amendments to the Insurance Law

The 2002 Insurance Law was significantly amended again in 2009 and the amended insurance law, which we refer to as the 2009 Insurance Law, became effective on October 1, 2009. The major amendments to the 2009 Insurance Law include:

(a)	Strengthening protection of the insured’s interests. The 2009 Insurance Law added a variety of clauses such as incontestable clause, abstained and estoppel clause, common disaster clause and amending immunity clause, claims-settlement prescription clause, reasons for claims rejection and contract modification clause.

(b)	Strengthening supervision on the qualification of the shareholders of the insurance companies and setting forth specific qualification requirements for the major shareholders, directors, supervisors and senior managers of insurance companies.

(c)	Expanding the business scope of insurers and further relaxing restriction on the use of fund by insurers.

(d)	Strengthening supervision on solvency of insurers with stricter measures.

(e)	Tightening regulations governing the administration of insurance intermediary companies, especially those relating to behaviors of insurance agents.

According to the 2009 Insurance Law, the minimum registered capital required to establish an insurance agency or insurance brokerage as a company must comply with the PRC Company Law. The registered capital or the capital contribution of insurance agencies or insurance brokerages must be paid-up capital in cash. The 2009 Insurance Law also sets forth some specific qualification requirements for insurance agency and brokerage practitioners. The senior managers of insurance agencies or insurance brokerages must meet specific qualification requirements, and their appointments are subject to approval of the CIRC. Personnel of an insurance agency or insurance brokerage engaging in the sales of insurance products must meet the qualification requirements set by the CIRC and obtain a qualification certificate issued by the CIRC. Under the 2009 Insurance Law, the parties to an insurance transaction may engage insurance adjusting firms or other independent appraisal firms that are established in accordance with applicable laws, or persons who possess the requisite professional expertise, to conduct assessment and adjustment of the insured subject matters. Additionally, the 2009 Insurance Law specifies additional legal obligations for insurance agencies and brokerages.

The CIRC

The CIRC has extensive authority to supervise insurance companies and insurance intermediaries operating in the PRC, including the power to:

(a)	promulgate regulations applicable to the Chinese insurance industry;

(b)	investigate insurance companies and insurance intermediaries;

(c)	establish investment regulations;

(d)	approve policy terms and premium rates for certain insurance products;

(e)	set the standards for measuring the financial soundness of insurance companies and insurance intermediaries;

(f)	require insurance companies and insurance intermediaries to submit reports concerning their business operations and condition of assets; order the suspension of all or part of an insurance company or an insurance intermediary’s business;

(g)	approve the establishment, change and dissolution of an insurance company, an insurance intermediary or their branches;

(h)	review and approve the appointment of senior managers of an insurance company, an insurance intermediary or their branches; and

(i)	punish improper behaviors or misconducts of an insurance company or an insurance intermediary.

Regulation of Insurance Agencies

The principal regulation governing insurance agencies is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. According to the Agency Provisions, the establishment of an insurance agency is subject to minimum registered capital requirement and other requirements and the approval of the CIRC. The term “insurance agency” refers to an entity that engages in insurance agency business within the authorization of, and collects commissions from, insurance companies, including the professional insurance agency companies and their branches. The insurance agency shall meet the qualification requirements specified by the CIRC, obtain the license to conduct an insurance agency business with the approval of the CIRC. An insurance agency may take any of the following forms: (i) a LLC; or (ii) a joint stock limited company. An insurance agency must have a registered capital of at least RMB2 million ($313,332). Where it is established as a nationwide company, its registered capital must be at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. An insurance agency may engage in the following insurance agency businesses:

(a)	selling insurance products on behalf of the insurer principal;

(b)	collecting insurance premiums on behalf of the insurer principal; and

(c)	conducting loss surveys and handling claims of insurance businesses on behalf of the insurer principal; and• other business activities specified by the CIRC.

The name of an insurance agency must contain the words “insurance agency” or “insurance sales.” The license of an insurance agency is valid for a period of three years and may be renewed with due application 30 days prior to its expiration. An insurance agency must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) changes its registered address or the operating address of its branches; (iii) the sponsors or major shareholders change their respective name; (iv) changes its major shareholders; (v) change its registered capital; (vi) materially change its equity structure; (vii) amends its articles of association; or (viii) closes its branches. Personnel of an insurance agency, including those of its branches engaging in the sales of insurance products or relevant loss survey and claim settlement, must pass a qualification examination for insurance agency practitioners organized by the CIRC and obtain a “Qualification Certificate for Insurance Agency Practitioners.” The senior managers of an insurance agency including its branches must meet specific qualification requirements set forth in the Agency Provisions. The appointment of the senior managers of an insurance agency including its branches is subject to review and approval of the CIRC.

Regulation of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerages Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. According to this Brokerages Provisions, the establishment of an insurance brokerage is subject to the approval of the CIRC. The term “insurance brokerage” refers to an entity provides brokerages service on the execution of the insurance contract between the insured and the insurance company based on the interests of the insured and collects commission as agreed, including the insurance brokerage companies and their branches, The insurance brokerage shall meet the qualification requirements specified by the CIRC and obtain the license to operate an insurance brokering business with the approval of the CIRC. Insurance brokering business includes both direct insurance brokering, which refers to brokering activities on behalf of insurance applicants or the insured in their dealings with the insurance companies, and reinsurance brokering, which refers to brokering activities on behalf of insurance companies in their dealings with reinsurance companies. An insurance brokerage may take any of the following forms: (i) a LLC; or (ii) a joint stock limited company. An insurance brokerage company must have a registered capital or capital contribution of at least RMB10 million ($1,566,661). The registered capital must be paid up in cash.

An insurance brokerage may conduct the following insurance brokering businesses:

(a)	making insurance proposals, selecting insurance companies and handling the insurance application procedures for the insurance applicants;

(b)	assisting the insured or the beneficiary to claim compensation;

(c)	reinsurance brokering business; and

(d)	providing consulting services to clients with respect to disaster and damage prevention, risk assessment and risk management; and other business activities specified by the CIRC.

The name of an insurance brokerage must contain the words “insurance brokerage.” The license of an insurance brokerage is valid for a period of three years and may be renewed with due application 30 days prior to its expiration. An insurance brokerage must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) change its registered address or the operating address of its branches; (iii) the sponsors or the major shareholders change their respective name; (iv) changes its major shareholders; (v) changes its registered capital; (vi) materially changes its equity structure; (vii) amends its articles of association; or (viii) closes its branches. Personnel of an insurance brokerage, including those of its branches engaging in any of the insurance brokering businesses described above, must pass a qualification examination for insurance brokering practitioners organized by the CIRC and obtain a “Qualification Certificate for Insurance Brokerage Practitioners”. The senior managers of an insurance brokerage including its branches must meet specific qualification requirements set forth in the Brokerages Provisions. Appointment of the senior managers of an insurance brokerage including its branches is subject to review and approval by the CIRC.

Regulation of Insurance Salespersons

The principal regulation governing individual insurance salespersons is the Provisions on the Administration of Insurance Salespersons issued by the CIRC on April 6, 2006 and effective on July 1, 2006. Under this regulation, the term “insurance salesperson” refers to an individual who has acquired a qualification certificate issued by the CIRC, sells insurance products and provides related services for an insurance company and collects fees or commissions. In order to engage in insurance sales activities as an insurance salesperson, a person first must pass the qualification examination for the insurance agency practitioners organized by the CIRC and obtain a “Qualification Certificate of Insurance Agency Practitioners,” which is valid for three years and renewable upon fulfillment of certain requirements. In addition to the qualification certificate, a person also must obtain a “Practice Certificate of Insurance Salespersons” issued by the insurance company to which he or she belongs in order to conduct insurance sales activities. Those who have obtained a “Practicing Certificate of Insurance Agency Practitioner,” “Practicing Certificate of Insurance Brokerage Practitioner” or “Practicing Certificate of Insurance Adjustment Practitioners” are not allowed to obtain a Practice Certificate for Insurance Salespersons. No insurance salesperson may concurrently sign agent agreements with, or act on behalf of, two or more insurance companies.

On April 19, 2011, CIRC issued a draft regulation of Regulatory Requirements of Insurance Salespersons, which sets forth a higher academic requirement for candidates to take the qualification examination for the insurance agency practitioners organized by the CIRC; provided that the local counterpart dispatched by CIRC may, based on the respective reality of such location and subsequent to the filing with CIRC, lower such academic requirement; provided further, in any event, the academic requirement of any candidate may not be lower than junior high school and such candidate who obtains the Qualification Certificate of Insurance Agency Practitioners with a lower academic requirement may not practice beyond the area governed by such local counterpart of CIRC. The draft regulation, once formally promulgated, will replace the Provisions on the Administration of Insurance Salespersons as described in the preceding paragraph.

Content Related to Insurance Industry in the Legal Documents of China’s Accession to the WTO

According to the Circular of the CIRC on Distributing the Content Related to Insurance Industry in the Legal Documents of China’s Accession to the WTO, for the life insurance sector, within three years of China’s accession to the WTO on December 11, 2001, geographical restrictions were to be lifted, equity joint venture companies allowed to provide health insurance, group insurance, and pension/annuity services to Chinese citizens and foreign citizens, and no other restrictions allowed except those on the proportion of foreign investment (no more than 50%) and establishment conditions. For the non-life insurance sector, within three years of China’s accession, the geographical restrictions were to be lifted and no restrictions allowed other than establishment conditions. For the insurance brokerage sector, within five years of China’s accession, the establishment of wholly foreign-funded subsidiary companies was to be allowed, and no restrictions allowed other than establishment conditions and restrictions on business scope.

PRC Regulations on Foreign Exchange

Foreign Currency Exchange

Foreign exchange regulation in China is primarily governed by the following rules:

☐   Foreign Currency Administration Rules (1996), as amended, or the Exchange Rules; and

☐   Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

Under the Exchange Rules, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the SAFE.

Under the Administration Rules, foreign-invested enterprises may only buy, sell or remit foreign currencies at those banks authorized to conduct foreign exchange business after providing valid commercial documents and, in the case of capital account item transactions, obtaining approval from the SAFE. Capital investments by foreign-invested enterprises outside of China are also subject to limitations, which include approvals by the Ministry of Commerce, the SAFE and the State Development and Reform Commission.

PRC Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

☐   Wholly Foreign-Owned Enterprise Law (1986), as amended; and

☐   Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended.

Under these regulations, wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards. In addition, these wholly foreign-owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the accumulative amount of such fund reaches 50% of its registered capital. These reserve funds are not distributable as cash dividends.

PRC Regulations on Tax

PRC Enterprise Income Tax

The PRC EIT is calculated base on the taxable income determined under the PRC accounting standards and regulations, as well as the EIT law. On March 16, 2007, the National People’s Congress of China enacted the EIT Law, a new EIT law which became effective on January 1, 2008. On December 6, 2007, the State Council promulgated the Implementation Rules which also became effective on January 1, 2008. On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the EIT Law, or the Transition Preferential Policy Circular, which became effective simultaneously with the EIT Law. The EIT Law imposes a uniform EIT rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify under certain exceptions. Under the EIT Law, as further clarified by the Implementation Rules, the Transition Preferential Policy Circular and other related regulations, enterprises that were established and already enjoyed preferential tax treatments before March 16, 2007 will continue to enjoy them in the following manners: (i) in the case of preferential tax rates, for a five-year period starting from January 1, 2008, during which the tax rate will gradually increase to 25%; or (ii) in the case of preferential tax exemption or reduction for a specified term, until the expiration of such term. However, if such an enterprise has not enjoyed the preferential treatments yet because of its failure to make a profit, its term for preferential treatment will be deemed to start from 2008.

PRC Business Tax

Taxpayers providing taxable services in China are required to pay a business tax at a normal tax rate of 5% of their revenues, unless otherwise provided.

Dividend Withholding Tax

Under the PRC tax laws effective prior to January 1, 2008, dividends paid to foreign investors by foreign-invested enterprises are exempt from PRC withholding tax. Pursuant to the EIT Law and the Implementation Rules, dividends generated after January 1, 2008 and distributed to us by our PRC subsidiaries are under a 5% withholding tax subject to PRC laws and regulations, provided that we are determined by the relevant PRC tax authorities to be a “non-resident enterprise” under the EIT Law.

PRC regulations relating to the establishment of offshore SPVs by PRC residents

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005, and the Notice of the State Administration of Foreign Exchange on Printing and Distributing the Implementing Rules for Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies effective on July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who make, or have previously made prior to the implementation of these foreign exchange regulations, direct or indirect investments in Special Purpose vehicles or SPVs will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update the previously filed registration with the local branch of SAFE, with respect to that SPV, to reflect any material change. Moreover, the PRC subsidiaries of that SPV are required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to China. SAFE Circular No. 19 further defines individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to the PRC.

ITEM 1A. RISK FACTORS.

You should carefully consider the risks described below together with all of the other information included in this Form 10-K.  The statements contained in or incorporated herein that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. See “Cautionary Statement Regarding Forward-Looking Statements.”  If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, you may lose all or part of your investment.

Risks Relating to Our Business

The recent global macroeconomic events could cause disruptions to our customers and their demand for insurance services. Demand for our products has been, and will continue to be, adversely affected by overall macroeconomic conditions.

The recent global macroeconomic events could have a negative impact on businesses around the world. For example, on August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. In addition, the ongoing European sovereign debt crisis that started in 2009 has also had a negative impact on the credit ratings of several European countries and general market sentiment. These downgrades could have material adverse impacts on financial markets and economic conditions throughout the world. In general, the recent global economic crisis has caused weak consumer confidence and diminished consumer and business spending, which have had a negative impact on the general market demand for insurance services around the world.

Volatility in the financial markets and overall economic uncertainty increases the risk of substantial quarterly and annual fluctuations in our earnings. Given the current economic environment, we remain cautious and we expect our customers to be cautious as well, which could affect our future results. If the economic recovery slows down or dissipates, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

If we are unable to obtain and maintain the licenses to operate our business, our business prospects and future results of operations would be adversely affected.

We operate our businesses with approvals and licenses granted by the government. If these approvals or licenses are revoked or suspended or are not renewed, or if we are unable to obtain any additional licenses that we may need to operate or expand our business in the manner we desire, then our financial condition and results of operations, as well as our prospects, will suffer.

We face substantial political risks associated with doing business in Taiwan, particularly due to domestic political events and the tense relationship between Taiwan and the People’s Republic of China, which could adversely affect our financial condition and results of operations.

Law Broker’s executive office and substantial assets are located in Taiwan and most of our revenues are derived from our operations in Taiwan currently. Accordingly, our business, financial condition and results of operations and the market price of our common shares may be affected by changes in Taiwan governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. Since 1949, Taiwan and the Chinese mainland have been separately governed. The People’s Republic of China, or PRC, claims that it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and the PRC, such as the engagement of Economic Cooperation Framework Agreement (ECFA) in 2010, relations may become strained again. The PRC government has refused to renounce the use of military force to gain control over Taiwan. Past developments in relations between the Taiwan and the PRC have on occasion depressed the market prices of the securities of companies in Taiwan. Relations between the Taiwan and the PRC and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our securities. In addition, the complexities of the relationship between the Taiwan and PRC require companies involved in cross-strait business operations to carefully monitor its actions and manage its relationships with both Taiwan and PRC governments. We cannot assure you that we will be able to successfully manage our relationships with the Taiwan and PRC governments for our cross-strait business operations, which could have an adverse effect on our ability to expand our business and conduct cross-strait business operations.

Any future outbreak of contagious diseases may materially and adversely affect our business and operations, as well as our financial condition and results of operations.

Any future outbreak of contagious diseases, such as severe acute respiratory syndrome or avian influenza, may disrupt our ability to adequately staff our business and may generally disrupt our operations. If any of our employees is suspected of having contracted any contagious disease, we may under certain circumstances be required to quarantine such employees and the affected areas of our premises. As a result, we may have to temporarily suspend part or all of our operations. Furthermore, any future outbreak may restrict the level of economic activity in affected regions, which may adversely affect our business and prospects. As a result, we cannot assure you that any future outbreak of contagious diseases would not have a material adverse effect on our financial condition and results of operations.

If we fail to attract and retain productive sales professionals or agents, our business could suffer.

Our entire sales of life, property and casualty insurance products are conducted through its individual sales professionals or agents, who are not our employees. Some of these sales professionals or sales agents are significantly more productive than others in generating sales. If we are unable to attract and retain the core group of highly productive sales professionals or sales agents, our business could be materially and adversely affected. Competition for sales personnel from insurance companies and other insurance intermediaries may also force us to increase the compensation of our sales professionals or sales agents, which would increase operating costs and reduce our profitability.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 22 sales and service outlets (including the headquarters) and 1,833 employees and sales professionals. Henan Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Henan Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in 3 provinces and 37 service outlets as of September 30, 2012. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

We may be unsuccessful in identifying and acquiring suitable acquisition candidates, which could adversely affect our growth.

We expect our future growth to come from acquisitions of high-quality independent insurance agencies and brokerages as well as establishment of new insurance agencies and brokerages. There is no assurance that we can successfully identify suitable acquisition candidates, especially in those areas where we do not yet have a presence. Even if we identify suitable candidates, we may not be able to complete an acquisition on terms that are commercially acceptable to us. In addition, we compete with other entities to acquire high-quality independent insurance agencies and brokerages. Many of our competitors may have substantially greater financial resources than we do and may be able to outbid us for these acquisition targets. If we are unable to complete acquisitions, our growth strategy may be impeded and our earnings or revenue growth may be negatively affected.

If we fail to integrate acquired companies efficiently, or if the acquired companies do not perform to our expectations, our business and results of operations may be adversely affected.

Even if we succeed in acquiring other insurance agencies and brokerages, our ability to integrate an acquired entity and its operations is subject to a number of factors. These factors include difficulties in the integration of acquired operations and retention of personnel, especially the sales professionals and sales agents who are not employees of the acquired company, entry into unfamiliar markets, unanticipated problems or legal liabilities, and tax and accounting issues. The need to address these factors may divert management’s attention from other aspects of our business and materially and adversely affect our business prospects. In addition, costs associated with integrating newly acquired companies could negatively affect our operating margins.

Furthermore, the acquired companies may not perform to our expectations for various reasons, including legislative or regulatory changes that affect the insurance products in which a company specializes, the loss of key clients after the acquisition closes, general economic factors that impact a company in a direct way and the cultural incompatibility of an acquired company’s management team with us. If an acquired company cannot be operated at the same profitability level as our existing operations, the acquisition would have a negative impact on our operating margin. Our inability to successfully integrate an acquired entity or its failure to perform to our expectations may materially and adversely affect our business, prospects, results of operations and financial condition.

Because the commission and fee revenue we earn on the sale of insurance products is based on premiums and commission and fee rates set by insurance companies, any decrease in these premiums or commission and fee rates may have an adverse effect on our results of operations.

We are engaged in the insurance agency and brokerage business and derives revenues primarily from commissions and fees paid by the insurance companies whose policies our customers purchase. The commission and fee rates are set by insurance companies and are based on the premiums that the insurance companies charge. Commission and fee rates and premiums can change based on the prevailing economic, regulatory, taxation-related and competitive factors that affect insurance companies. These factors, which are not within our control, include the ability of insurance companies to place new business, underwriting and non-underwriting profits of insurance companies, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost, the availability of alternative insurance products such as government benefits and self-insurance plans, as well as the tax deductibility of commissions and fees and the consumers themselves. In addition, premium rates for certain insurance products, such as the mandatory automobile liability insurance that each automobile owner in Taiwan and the PRC is legally required to purchase, are tightly regulated by Insurance Bureau of Financial Supervisory Commission, Republic of China, or the FSC in Taiwan and China Insurance Regulatory Commission, or the CIRC in China.

Because we do not determine, and cannot predict, the timing or extent of premium or commission and fee rate changes, we cannot predict the effect any of these changes may have on our operations. Intense competition among insurance companies has led to a gradual decline in premium rate levels of some property and casualty insurance products. Although such decline may stimulate demand for insurance products and increase our total sales volume, it also reduces the commissions and fees we earn on each policy sold. Any decrease in premiums or commission and fee rates may significantly affect our profitability. In addition, our budget for future acquisitions, capital expenditures and other expenditures may be disrupted by unexpected decreases in revenues caused by decreases in premiums or commission and fee rates, thereby adversely affecting our operations.

Competition in our industry is intense and, if we are unable to compete effectively, we may lose customers and our financial results may be negatively affected.

The insurance intermediary industry in Taiwan and China is highly competitive, and we expect competition to persist and intensify. In insurance product distribution, we face competition from insurance companies that use their in-house sales force and exclusive sales agents to distribute their products, and from business entities that distribute insurance products on an ancillary basis, such as commercial banks, postal offices and automobile dealerships, as well as from other professional insurance intermediaries. We sell insurance products through our exclusive sales professionals and sales agents pursuant to agency contracts entered into with our subsidiaries or Consolidated Affiliated Entitiies in Taiwan and China, as applicable. The term of these agency contracts with Law Broker generally is for three years and will be re-signed upon expiration, while the term of these agency contracts with Henan Anhou generally is for one year with automatic extension in case neither party objects at the end of the term. These sales professionals and sales agents are not our employees and we can not assure you that they will continue their services subsequent to the expiration of such agency contracts. We compete for customers on the basis of product offerings, customer services and reputation. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. If we are unable to compete effectively against those competitors, we may lose customers and our financial results may be negatively affected.

Quarterly and annual variations in our commission and fee revenue may have unexpected impacts on our results of operations.

Our commission and fee revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of its business, the timing of policy renewals and the net effect of new and lost business. Historically, Law Broker’s commission and fee revenue, particularly revenue derived from distribution of life insurance products, for the second and fourth quarters of any given year have been higher than the first and third quarters. Henan Anhou’s commission and fee revenue, particularly revenue derived from distribution of life insurance products, for the fourth quarter of any given year has been the highest among all four quarters, while Henan Anhou’s commission and fee revenue for the first quarter of any given year has been the lowest among all four quarters. The factors that cause the quarterly and annual variations are not within our control. Specifically, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations. As a result, you may not be able to rely on quarterly or annual comparisons of our operating results as an indication of our future performance.

If our contracts with insurance companies are terminated or changed, our business and operating results could be adversely affected.

We primarily acts as agents for insurance companies in distributing their products to retail customers. Our relationships with the insurance companies are governed by agreements between Law Broker or Henan Anhou and the insurance companies. See “Corporate History and Structure - Insurance Company Partners.” These contracts establish, among other things, the scope of authority, the pricing of the insurance products we distributes and its fee rates. These contracts typically have a term of one year and will be automatically extended for successive one-year term unless terminated earlier with at least thirty (30) days or sixty (60) days advance notice prior to its expiration.

For the year ended June 30, 2012, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Fubon Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., China Life Insurance Company, Chinatrust Life Insurance Company and TransGlobe Life Insurance Company. Among them, Fubon Life Insurance Company accounted for 36% of Law Broker’s total net revenues from commissions and fees in 2012.

For the year ended June 30, 2012, Henan Anhou’s top five insurance company partners, after aggregating the business conducted between Henan Anhou and the various local branches of the insurance companies, were Sunshine Insurance Group Corporation Limited, Taiping Life Insurance Co., Ltd., Taikang Life Insurance Co., Ltd., Cathay Insurance Co., Ltd. and Tianan Insurance Co., Ltd. Among them, Sunshine Insurance Group Corporation Limited accounted for 26.67% of Henan Anhou’s total net revenues from commissions and fees in 2012.

The termination of our contracts with insurance companies that in aggregate account for a significant portion of our business, or changes to material terms of these contracts, could adversely affect our business and operating results.

Our future success depends on the continuing efforts of our senior management team and other key personnel, and our business may be harmed if we lose their services.

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular Mr. Lo Chung Mei, the Chief Executive Officer, Ms. Chuang Yung Chi, the Chief Financial Officer, Mr. Hsu Wen Yuan, the Chief Marketing Officer, Mr. Hsieh Tung Chi, the Chief Operating Officer, and Mr. Chiang Te-Yun, the Chief Technology Officer. If one or more of our senior executives or other key personnel, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in the PRC and Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information and key professionals and staff members. Each of our executive officers and key employees has entered into an employment agreement with our subsidiaries or Consolidated Affiliated Entities, respectively. If any disputes arise between any of our senior executives or key personnel and us, we cannot assure you of the extent to which any of these agreements may be enforced.

Sales professionals or sales agent and employee misconduct is difficult to detect and deter and could harm our reputation or lead to regulatory sanctions or litigation costs.

Sales professionals or sales agent and employee misconduct could result in violations of law by us, regulatory sanctions, litigation or serious reputational or financial harm. Misconduct could include:

☐	making misrepresentation when marketing or selling insurance products to customers;

☐	hindering insurance applicants from making full and accurate mandatory disclosures or inducing applicants into make misrepresentations;

☐	hiding or falsifying material information in relation to the insurance contracts;

☐	fabricating or altering insurance contracts without authorization from relevant parties, selling false policies, or providing false documents on behalf of the applicants;

☐	falsifying insurance agency business or fraudulently returning insurance policies to obtain commissions;

☐	colluding with applicants, insured, or beneficiaries to obtain insurance benefits;

☐	engaging in false claims; or

☐	otherwise not complying with laws and regulations or our control policies or procedures.

We cannot always deter sales professionals or sales agent or employee misconduct, and the precautions we take to prevent and detect these activities may not be effective in all cases. We cannot assure you, therefore, that sales professionals or sales agent or employee misconduct will not lead to a material adverse effect on our business, results of operations or financial condition.

All of our personnel engaging in insurance agency or brokering are required under relevant regulations to have a qualification certificate issued by the relevant government authorities in Taiwan or PRC. If these qualification requirements are strictly enforced in the future, our business may be materially and adversely affected.

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. In order to obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for 5 years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of June 30, 2012, all of Law Broker’s sales professionals had received and is holding a valid registration certificate.

All of Henan Anhou’s personnel who engage in insurance agency and brokering are required under relevant PRC regulations to obtain a qualification certificate from the CIRC in order to conduct insurance agency or brokering. In order to obtain the qualification certificate, the sale professionals have to pass the insurance agency or brokerage practitioner qualification test sponsored by the CIRC. Once the applicants passed such test, the CIRC may, subject to certain other conditions set forth in Insurance Sales Professionals Management Regulation, determine whether to grant such qualification certificate to the applicants. The qualification certificate is valid for 3 years and the holder may file application to the CIRC to renew the qualification certificate at least 30 days prior to its expiration date. See “Corporate History and Structure —Regulation.” In addition, we understand that the CIRC requires that every individual agent carry the qualification certificate and other credentials showing specific information when conducting agency business. Under the relevant PRC regulations, an insurance agency or brokerage that retains unqualified personnel to engage in insurance intermediary activities may be imposed a fine up to RMB100,000 ($15,667). As of June 30, 2012, approximately 80% of Henan Anhou’s sales professionals had received and is holding a valid qualification certificate.   The 20% of Henan Anhou’s sales professionals who fail to obtain such a qualification certificate is due to their failure to participate in or pass the qualification test. If more local CIRC agencies were to strictly enforce these regulations in the future, and if a substantial number of our sales forces remain unqualified, our business may be adversely affected. Moreover, we may be subject to fines and other administrative proceedings for the failure of our insurance professionals to obtain the necessary CIRC qualification certificate. Any such fines or administrative proceedings could materially and adversely affect our business, financial condition and results of operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

As a public company, we are subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on the Company’s internal controls over financial reporting (“ICFR”) in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

There is no assurance we will be able to maintain effective ICFR in the future. If we fail to do so, we may not be able to produce reliable financial reports and prevent fraud. Moreover, if we were not able to conclude we have effective ICFR, investors may lose confidence in the reliability of our financial statements, which would negatively impact the trading price of our shares. Our reporting obligations as a public company, including our efforts to comply with Section 404 of the Sarbanes-Oxley Act, will continue to place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

Any significant failure in our information technology systems could have a material adverse effect on our business and profitability.

Our business is highly dependent on the ability of our information technology systems to timely process a large number of transactions across different markets and products at a time when transaction processes have become increasingly complex and the volume of such transactions is growing rapidly. The proper functioning of our financial control, accounting, customer database, customer service and other data processing systems, together with the communication systems of our Taiwan Subsidiaries and Consolidated Affiliated Entities and our main offices in Taiwan and Henan, are critical to our business and to our ability to compete effectively. We cannot assure you that our business activities would not be materially disrupted in the event of a partial or complete failure of any of these primary information technology or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks or conversion errors due to system upgrading. In addition, a prolonged failure of our information technology system could damage our reputation and materially and adversely affect our future prospects and profitability.

If we are unable to respond in a timely and cost-effective manner to rapid technological change in the insurance intermediary industry, there may be a resulting adverse effect on business and operating results.

The insurance industry is increasingly influenced by rapid technological change, frequent new product and service introductions and evolving industry standards. For example, the insurance intermediary industry has increased use of the Internet to communicate benefits and related information to consumers and to facilitate information exchange and transactions. We believe that our future success will depend on our ability to continue to anticipate technological changes and to offer additional product and service opportunities that meet evolving standards on a timely and cost-effective basis. There is a risk that we may not successfully identify new product and service opportunities or develop and introduce these opportunities in a timely and cost-effective manner. In addition, product and service opportunities that our competitors develop or introduce may render our products and services uncompetitive. As a result, we can give no assurances that technological changes that may affect our industry in the future will not have a material adverse effect on our business and results of operations.

The Company‘s affiliates have significant control over matters requiring approval by shareholders.

The affiliates to the Company will hold 100% of the Company’s outstanding preferred shares, 43.68% of the Company’s outstanding common shares, and 58.08% of the voting power of the Company as of September 30, 2012 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, the Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of the Company’s affiliates may not always coincide with the interests of our other shareholders and as such the Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception. The Company faces the risks common to companies that are relatively new, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At June 30, 2012, the Company had an accumulated deficit of $1,918,972. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

On August 24, 2012, the Company acquired an indirect 65.95% equity interest in a Taiwanese holding company which, through Law Broker, one of its subsidiaries, carries our insurance brokerage business in Taiwan (See Note 16).

Management also plans to obtain funding through loans and equity. In addition, management is seeking additional merger candidates. Management believes its current and future plans enable it to continue as a going concern.

Risks Related to Our Corporate Structure in the PRC

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.

PRC laws and regulations place certain restrictions on foreign ownership of companies that engage in insurance agencies and brokerages business, especially those on qualifications as well as capital requirement of the investors. We conduct our operations in China principally through contractual arrangements among our wholly-owned PRC subsidiary, CU WFOE and our operating company in the PRC, namely, Henan Anhou and its shareholders, where Henan Anhou directly holds 100% equity interests in one PRC insurance agency, namely Sichuan Kangzhuang and one insurance brokerage, namely Jiangsu Law. Henan Anhou, Sichuan Kangzhuang and Jiangsu Law hold the licenses and permits necessary to conduct our insurance intermediary business and related businesses in China.

Our contractual arrangements with Henan Anhou, its shareholders enable us to:

☐	exercise effective control over Henan Anhou and its subsidiaries;

☐	receive a substantial portion of the economic benefits of Henan Anhou and its subsidiaries in consideration for the services provided by our wholly-owned subsidiary in China; and

☐	have an exclusive option to purchase all or part of the equity interests in Henan Anhou when and to the extent permitted by PRC law.

Because of these contractual arrangements, we are the primary beneficiary of Henan Anhou and its subsidiaries and have consolidated them into our consolidated financial statements. Although we believe that these agreements are in compliance with current PRC regulations, we cannot assure you that the PRC government would agree that these contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations. If the PRC government determines that our contractual arrangements do not comply with applicable laws and regulations, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, or take other regulatory or enforcement actions against us that could be harmful to our business. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

If the PRC government finds that we, our PRC subsidiary and Consolidated Affiliated Entities do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.

If we, our Consolidated Affiliated Entity, Henan Anhou or any of the existing and future subsidiaries of Henan Anhou are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the CIRC, will have broad discretion in dealing with such violations, including:

☐	revoking the business and operating licenses of our PRC subsidiary and Consolidated Affiliated Entities;

☐	restricting or prohibiting any related-party transactions among our PRC subsidiary and Consolidated Affiliated Entities;

☐	imposing fines or other requirements with which we, our PRC subsidiary or our Consolidated Affiliated Entities may not be able to comply;

☐	requiring us, our PRC subsidiary or our Consolidated Affiliated Entities to restructure the relevant ownership structure or operations; or

☐	restricting or prohibiting us from providing additional funding for our business and operations in China.

The imposition of any of these penalties could result in a material and adverse effect on our ability to conduct our business in the PRC.

We rely on contractual arrangements with Henan Anhou and its shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

We have relied and expect to continue to rely on contractual arrangements with our PRC Consolidated Affiliated Entity, Henan Anhou, and its shareholders to operate our business in China. For a description of these contractual arrangements, see “Corporate History and Structure” These contractual arrangements may not be as effective in providing us with control over Henan Anhou and its subsidiaries as direct ownership. We have no direct or indirect equity interests in Henan Anhou or any of its subsidiaries.

Since PRC laws restrict foreign equity ownership in companies engaged in insurance agencies and brokerages businesses in China, especially those on qualifications as well as capital requirement of the investors, we rely on contractual arrangements with Henan Anhou to operate our business in China. If we had direct ownership of Henan Anhou and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Henan Anhou and its subsidiaries, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on Henan Anhou and its shareholders’ performance of their contractual obligations to exercise effective control. In addition, our contractual arrangements generally have a term of ten-year with an automatic extension of another ten-year term unless our PRC subsidiary, CU WFOE, determines otherwise. Though neither Henan Anhou nor its shareholders has any right under these agreements to terminate such agreements prior to the expiration date, we may not be able to strictly enforce these agreements in case they choose to do so, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable outside PRC.  Affiliates of the Company are also directors and executive officers of our Consolidated Affiliated Entities. In addition, though Henan Anhou is under the effective control of CU WFOE through these contractual arrangements, the shareholders and officers of Henan Anhou may not act in the best interests of our company or may not perform their obligations under these agreements, including the obligation to renew these agreements when their initial ten-year term expires. Furthermore, as all of Henan Anhou’s assets are located in China, if Henan Anhou or its shareholders determine to terminate the VIE agreements, the unaffiliated investors will have little or no recourse against them. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Henan Anhou. Therefore, these contractual arrangements may not be as effective as direct ownership in providing us with control over these Consolidated Affiliated Entities.

If Henan Anhou and its shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs and other resources to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief and claiming damages, which may not be effective. For example, if the shareholders and officers of Henan Anhou were to refuse to transfer their equity interest in Henan Anhou to us or our designee when we exercise the call option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations. However, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable against Henan Anhou outside PRC, we may not be able to effectively enforce our right under these agreements.

Neither Henan Anhou nor Sichuan Kangzhuang has made any profits to date. The PRC taxable income of Jiangsu Law is calculated as the total revenue of Jiangsu times 10%. Jiangsu Law shall pay enterprise income tax calculated as 25% times its PRC taxable income. No service fees has been paid to the PRC subsidiary pursuant to the Exclusive Cooperation Agreement and it has not made any profit to date, thus, it has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to make profit in the year of 2014, we intend to use all of the revenues and profits to fund our business operations or expansion in China.

All of our contractual arrangements with Henan Anhou and shareholders are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our Consolidated Affiliated Entities, and our ability to conduct our business in the PRC may be negatively affected.

Contractual arrangements we have entered into with Henan Anhou may be subject to scrutiny by the PRC tax authorities. A finding that we owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Since both of CU WFOE and Henan Anhou are under our common control, either under direct ownership or through contractual arrangements, and certain our officers and directors used to be and are currently the employees of Henan Anhou and its subsidiaries (for example, Lo Chung Mei, our Chief Executive Officer, also act as the General Manager of Henan Anhou, Hsieh Tung Chi and Chiang Te Yun, our Chief Operating Officer and Chief Technology Officer, also act as Chief Operating Officer and Chief Technology Officer of Jiangsu Law respectively, and Hus Wen Yuan, our Chief Marketing Officer, also acts as the General Manager of Sichuan Kangzhuang), the VIE Agreements are likely to be deemed as arrangements between related parties. In addition, CU WFOE has been granted substantial unilateral right under the VIE Agreements. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our PRC subsidiary and Henan Anhou are not on an arm’s-length basis and adjust the income of Henan Anhou in the form of a transfer pricing adjustment, where the relevant PRC tax authorities may, in their discretion, disregard the tax filing of Henan Anhou and impose a different tax amount payable by Henan Anhou. A transfer pricing adjustment could among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Henan Anhou, which could in turn increase their respective tax liabilities. Moreover, the PRC tax authorities may impose interest and other penalties on Henan Anhou for underpayment of taxes. Though we have not encountered any challenge or transfer pricing adjustment by the PRC tax authorities so far, we could not assure you that the PRC tax authorities will not do so in the future. Our consolidated net income may be materially and adversely affected by the occurrence of any of the foregoing.

PRC regulation of direct investment by offshore holding companies to PRC entities may delay or prevent us from making additional capital contributions to our PRC subsidiary, which could materially and adversely affect our liquidity and our ability to fund and expand our business.

We are an offshore holding company conducting our operations in China through our PRC subsidiary and Consolidated Affiliated Entities. In order to provide additional funding to our PRC subsidiary and Consolidated Affiliated Entities, we may make additional capital contributions to our PRC subsidiary.

Any capital contributions we make to our PRC subsidiary, must be approved by the PRC Ministry of Commerce or its local counterparts, which usually takes approximately 30 days or longer, and registered with the SAFE or its local counterparts. Such applications and registrations could be time consuming and their outcomes would be uncertain. The registered capital of CU WFOE is $300,000 has been contributed.

We cannot assure you that we will be able to complete the necessary government registrations or obtain the necessary government approvals on a timely basis, if at all, with respect to future capital contributions by us to our PRC subsidiary. If we fail to complete such registrations or obtain such approvals, our ability to capitalize or otherwise fund our PRC operations may be negatively affected, which could adversely and materially affect our liquidity and our ability to fund and expand our business.

Risks Related to Doing Business in Taiwan

Extensive regulation of our industry may limit our flexibility to respond to market conditions and competition, and our business may suffer.

Subsequent to our acquisition of AHFL on August 24, 2012, we operate our insurance agency and brokerage business in Taiwan through our operating entity Law Broker. As an insurance agency and brokerage service provider in Taiwan, Law Broker is subject to extensive regulation. See “Item 1.Business—Regulation” for a discussion of the regulatory environment applicable to Law Broker. As revenue generated by Law Broker constitutes a substantial part of our revenue, any changes in the regulatory environment applicable to Law Broker may adversely affect our business, financial condition and results of operations.

Currently, Law Broker’s principal regulator is the Financial Supervisory Committee of Republic of China, or the FSC, which was formed on July 1, 2004 in accordance with the Financial Supervisory Oganization Act, which was intended to grant regulatory authority over the Taiwan insurance industry to the FSC.

Our operations and financial results could be severely harmed by natural disasters.

Law Broker’s executive office is located in Taiwan, which suffered a severe earthquake during fiscal year of 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis. If a major earthquake, typhoon, tsunami or other natural disaster were to affect our operations, which would seriously harm our business.

Stockholders may have more difficulty protecting their interests under the laws of the Taiwan than they would under the laws of the United States.

Our corporate affairs are governed by our articles of incorporation, the Company Law, and by the laws governing corporations incorporated in Taiwan. In addition, our corporate affairs may remain governed by the Statute of Law Broker. The rights of stockholders and the responsibilities of management and the members of the board of directors of Taiwan companies are different from those applicable to a corporation incorporated in the United States. For example, controlling or major stockholders of Taiwan companies do not owe fiduciary duties to minority stockholders. As a result, holders of our common shares may have more difficulty in protecting their interests in connection with actions taken by our management or members of our board of directors than they would as public stockholders of a United States corporation.

Fluctuation in the value of the NT$ may have a material adverse effect on your investment.

The value of the NT$ against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of September 28, 2012, the exchange rate of NT$ to the USD was 1NT$=0.03USD.

In Taiwan, our revenues and costs are denominated in the NT$, and a significant portion of our financial assets are also denominated in NT$. We rely sustantially on dividends and other fees paid to us by our Taiwan Subsidiary. Any significant appreciation or depreciation of the NT$ against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our shares in USD. For example, a further appreciation of the NT$ against the USD would make any new NT$-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the NT$ for such purposes. An appreciation of the NT$ against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the NT$, as the NT$ is our reporting currency in Taiwan. Conversely, a significant depreciation of the NT$ against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Risks Related to Doing Business in China

Our limited operating history in China, especially our limited experience in distributing property and casualty insurance products may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history in China. Henan Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Henan Anhou started distributing automobile insurance business in 2010. Life insurance products accounted for 65% and 68.6% of our total net revenues in 2011 and 2012, respectively. Property and casualty insurance products accounted for 35% and 31.4% of our total net revenues in 2011 and 2012, respectively. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Henan Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

PRC regulations relating to the establishment of offshore SPVs by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005, and the Notice of the State Administration of Foreign Exchange on Printing and Distributing the Implementing Rules for Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies effective on July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who make, or have previously made prior to the implementation of these foreign exchange regulations, direct or indirect investments in Special Purpose Vehicles or SPVs will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update the previously filed registration with the local branch of SAFE, with respect to that SPV, to reflect any material change. Moreover, the PRC subsidiaries of that SPV are required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions, including (i) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (ii) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to China. SAFE Circular No. 19 further defines individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to the PRC.

Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun, our shareholders, who do not directly hold any interests in the Consolidated Affiliated Entities, are permanent residents of Taiwan, stay in mainland China for over 183 days per annum. However, as a result of our inquiries with the local branch of SAFE responsible for our PRC subsidiary’s foreign exchange registrations, we were informed that, given the lack of any publicly-available implementing rules or official interpretations issued by the SAFE regarding the issue of whether the registration and amendment filing requirements under SAFE Circular No. 75 and related rules should apply to non-PRC citizens, Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun should not be deemed a PRC resident for these purposes, and any attempt to submit an application to such local SAFE branch with respect to Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun’s investment and shareholdings in our offshore SPV will not be officially accepted or examined.

However, we cannot conclude that the SAFE or the local branch responsible for our PRC subsidiary’s foreign exchange registrations will not later alter their position on and interpretation of the applicability of these foreign exchange regulations to Mr. Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun. In the event that the registration procedures set forth in these foreign exchange regulations become applicable to Mr. Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun, we will urge these individuals to, and believe they will, file necessary registrations and amendments as required under SAFE Circular No. 75 and related rules. However, as SAFE regulations and policies have been evolving rapidly in the past few years, we cannot assure that all of these individuals can successfully make or update any applicable registration or obtain the necessary approval required by these foreign exchange regulations as these individuals may not be able to fully satisfy the new requirements or interpretations that SAFE or its local branch may impose or adopt from time to time. The failure or inability of such individuals to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, the Company, or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to our stockholders could be materially and adversely affected.

Furthermore, as these foreign exchange regulations are still relatively new and there is uncertainty concerning the reconciliation of the new regulations with the approval requirements under other existing PRC laws and regulations, such as tax laws, it is unclear how these regulations, and any future regulation concerning offshore or cross-border transactions, will be interpreted, amended and implemented by the relevant government authorities. We cannot predict how these regulations will affect our business operations or future strategy. For example, we may be subject to a more stringent review and approval process with respect to our foreign exchange activities, such as remittance of dividends and foreign-currency-denominated borrowings, which may adversely affect our financial condition and results of operations. In addition, if we decide to acquire a PRC domestic company, we cannot assure you that we or the owners of such company, as the case may be, will be able to obtain the necessary approvals or complete the necessary filings and registrations required by the foreign exchange regulations. This may restrict our ability to implement our acquisition strategy and could adversely affect our business and prospects.

Our businesses in China are highly regulated, and the administration, interpretation and enforcement of the laws and regulations currently applicable to us involve uncertainties, which could materially and adversely affect our business and results of operations.

Henan Anhou operates in a highly regulated industry. The CIRC has extensive authority to supervise and regulate the insurance industry in China. In exercising its authority, the CIRC is given wide discretion, and the administration, interpretation and enforcement of the laws and regulations applicable to us involve uncertainties that could materially and adversely affect our business and results of operations. For example, it is not clear when the CIRC will start strictly enforcing the qualification requirements for sales professionals affiliated with professional insurance intermediaries like our Consolidated Affiliated Entities. Although we have not had any material violations to date, we cannot assure you that our operations will always be consistent with the interpretation and enforcement of the laws and regulations by the CIRC from time to time.

The principal regulation governing insurance agencies in China is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. The Agency Provisions have not only set forth the market entrance standards for applicants to establish an insurance agency, but also stipulate the qualification criteria of senior management for such insurance agency. The Agency Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. The principal regulation governing insurance brokerages in China is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerages Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. The Brokerages Provisions have not only set forth the market entrance standards for applicants to establish a brokerage firm, but also stipulate the qualification criteria of senior management for such brokerage firm. The Brokerages Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. On April 19, 2011, CIRC issued a draft regulation of Regulatory Requirements of Insurance Salespersons, which sets forth a higher academic requirement for candidates to take the qualification examination for the insurance agency practitioners organized by the CIRC. The draft regulation, once formally promulgated, will replace the Provisions on the Administration of Insurance Salespersons. The enactment of any new laws and regulations in replacement of the above-mentioned laws or the change of interpretations of any such current laws and regulations may have a significant impact on the operation and financial results of the Company.

For an expanded discussion of the material regulations affecting the Company, please review the discussion located under the “Regulation” heading in the “Corporate History and Structure” section of this annual report.

Further development of regulations in China may impose additional costs and restrictions on our activities.

China’s insurance regulatory regime is undergoing significant changes. Some of these changes and the further development of regulations applicable to us may result in additional restrictions on our activities or more intensive competition in this industry. For example, under the provisions for administration of professional insurance agencies and brokerages promulgated on September 25, 2009, insurance agencies and brokerage companies are required to increase their guaranty deposit, which generally cannot be withdrawn without the CIRC’s approval, when they open any new branches. Furthermore, pursuant to the provisions, the minimum registered capital requirements for insurance agencies and brokerages have been increased substantially. See “Corporate History and Structure—Regulation.” Insurance agencies and brokerages that have been established before October 1, 2009 will be given a three-year phase-in period until October 1, 2012 to meet the new minimum registered capital requirement. Such increase would reduce the amount of cash available for other business purposes. In addition, according to the Insurance Law amended on February 28, 2009, sole-proprietor insurance agencies are now allowed. This change may lead to intensified competition among insurance agencies. Such development of regulations could materially and adversely affect our business and results of operations. In addition, the CIRC issued an Opinion of CIRC on Reforming and Improving the Management System of Insurance Salespersons in September 2010, which requires the insurance companies and insurance intermediaries to build up a clear legal relationship with the insurance salespersons, improve the fundamental protection rights of the insurance salespersons, and encourage the insurance companies and insurance intermediaries to actively explore new models and marketing channels for insurance sales system. As the opinion is relatively new and currently there are no implementation rules, the implementation and interpretation of this opinion may involve substantial uncertainties.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

We conduct our business in China primarily through our PRC subsidiary and Consolidated Affiliated Entities. Accordingly, our results of operations, financial condition and prospects are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 30 years or so, growth has been uneven across different regions and among various economic sectors of China and has been slowed down during the past few years. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the overall PRC economy, they may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

Although the PRC government has implemented measures since the late 1970s emphasizing the utilization of market forces for economic reform, the reduction of state ownership of productive assets and the establishment of improved corporate governance in business enterprises, the PRC government still owns a substantial portion of productive assets in China. In addition, the PRC government continues to play a significant role in regulating industry development by imposing industrial policies. The PRC government also exercises significant control over China’s economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies. Actions and policies of the PRC government could materially affect our ability to operate our business.

Uncertainties with respect to the PRC legal system could adversely affect us.

We conduct our business in China primarily through our PRC subsidiary and Consolidated Affiliated Entities. The business conducted by our PRC subsidiary and Consolidated Affiliated Entities in China are governed by PRC laws and regulations. Our PRC subsidiary is generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. The PRC legal system is based on written statutes. Prior court decisions may be cited for reference but have limited precedential value.

Although, since 1979, PRC legislation and regulations have significantly enhanced the protections afforded to various forms of foreign investments in China, China has not developed a fully integrated legal system, and recently enacted laws and regulations may not sufficiently cover all aspects of economic activities in China. In particular, because these laws and regulations are relatively new, and because of the limited volume of published decisions and their nonbinding nature, the interpretation and enforcement of these laws and regulations involve uncertainties. In addition, the PRC legal system is based in part on government policies and internal rules (some of which are not published on a timely basis or at all) that may have a retroactive effect. As a result, we may not be aware of our violation of these policies and rules until some time after the violation. In addition, any litigation in China may be protracted and result in substantial costs and diversion of resources and management attention.

Governmental control of currency conversion may affect the value of your investment.

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. But approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions. Under our current corporate structure in the PRC, the primary source of our income at the holding company level from our PRC operations is dividend payments from our PRC subsidiary. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary and our Consolidated Affiliated Entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. If the foreign exchange control system in China prevents us from obtaining sufficient foreign currency to satisfy our currency needs, we may not be able to pay dividends in foreign currencies to our shareholders.

We rely principally on dividends and other distributions on equity paid by our subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and in PRC we rely principally on dividends from our PRC subsidiary in China and service, license and other fees paid to our PRC subsidiary by our Consolidated Affiliated Entities for our cash requirements, including any debt we may incur. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profits each year as reported in its PRC statutory financial statements, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital, and our PRC subsidiary that is considered foreign-invested enterprises is required to further set aside a portion of its after-tax profits as reported in its PRC statutory financial statements to fund the employee welfare fund at the discretion of the board. These reserves are not distributable as cash dividends. Furthermore, if our PRC subsidiary and Consolidated Affiliated Entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would materially and adversely affect our PRC subsidiary’s ability to pay dividends and other distributions to us.

The PRC subsidiary has not made any profits to date and as a result has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to become profitable in 2014, we intend to use all of the revenues and profits to fund our business operations or expansion of our business.

Any limitation on the ability of our subsidiary and Consolidated Affiliated Entities to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The value of the RMB against the USD and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the USD. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against a basket of certain foreign currencies. This change in policy has resulted in an approximately 30% appreciation of the RMB against the USD between July 21, 2005 and September 28, 2012. However, under the current global financial and economic conditions, it is impossible to predict with any certainty how the RMB will move vis-à-vis the USD in the near future.  As of September 28, 2012, the exchange rate of RMB to the USD was 1RMB= 0.1591 USD.

In PRC, our revenues and costs are denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB. We rely substantially on dividends and other fees paid to us by our subsidiary and Consolidated Affiliated Entities in China. Any significant appreciation or depreciation of the RMB against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in USD. For example, a further appreciation of the RMB against the USD would make any new RMB-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the RMB for such purposes. An appreciation of the RMB against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the RMB, as the RMB is our reporting currency in China. Conversely, a significant depreciation of the RMB against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Sensitivity analysis

The following table indicates the instantaneous change in the Company's (loss) / profit after tax (and accumulated losses) that would arise if foreign exchange rates at the reporting date had changed at that date, assuming all other risk variables remained constant.

For the year ended June 30, 2012			For the year ended Jun 30, 2011
Appreciation in RMB	Decrease in net loss	Decrease in accumulated losses	Appreciation in RMB	Decrease in net loss	Decrease in accumulated losses

3%	$3,104	$54,117	3%	$9,990	$54,402

The weakening of the RMB against the above currencies by the same percentages would have had the equal but opposite effect on the above currencies to the amounts shown above, on the basis that all other variables remain constant.

The sensitivity analysis assumes that the change in foreign exchange rates had been applied to re-measure those financial instruments held by the Company which expose the Company to foreign currency risk at the reporting date. The analysis excludes differences that would result from the translation of the financial statements of foreign operations into the Company's presentation currency.

The PRC Labor Contract Law and its implementing rules may adversely affect our business and results of operations.

On June 29, 2007, the Standing Committee of the National People’s Congress of China promulgated the Labor Contract Law, which became effective on January 1, 2008. On September 18, 2008, the State Council promulgated the implementing rules for the Labor Contract Law, which became effective upon adoption. This new labor law and its implementing rules have reinforced the protection for employees, who, under the existing PRC Labor Law, already have certain rights, such as the right to have written labor contracts, the right to enter into labor contracts with indefinite terms under specific circumstances, the right to receive overtime wages when working overtime, and the right to terminate in the labor contracts. In addition, the Labor Contract Law and its implementing rules have made some amendments to the existing PRC Labor Law and added some clauses that could increase cost of labor to employers. As the Labor Contract Law and its implementing rules are relatively new, there remains significant uncertainty as to their interpretation and application by the PRC government authorities. In the event that we decide to significantly reduce our workforce, the Labor Contract Law and its implementing rules could adversely affect our ability to effect these changes cost-effectively or in the manner we desire, which could lead to a negative impact on our business and results of operations in the PRC.

We may have difficulty establishing adequate management, legal and financial controls in the People’s Republic of China.

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC and Taiwan. Currently, we do not have any employees that are formally trained in US GAAP or in ICFR in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

 It may be difficult to affect service of process and enforcement of legal judgments upon us and our officers and directors because they reside outside the United States.

To better operate our business in PRC, some of our directors and officers reside in PRC, our service of process on such directors and officers may be difficult to effect within the United States. Also, with respect to the assets for PRC operation located in PRC, any judgment obtained in the United States against us may not be enforceable outside the United States.

The PRC legal system contains uncertainties which could limit the legal protections available to us and you, or could lead to penalties on us.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, it is a system in which decided legal cases have little precedential value. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. Our PRC subsidiary is subject to laws and regulations applicable to foreign investment in China. In addition, our PRC subsidiary and Consolidated Affiliated Entities are incorporated in China and subject to all applicable PRC laws and regulations. Because of the relatively short period for enacting such a comprehensive legal system, it is possible that the laws, regulations and legal requirements are relatively recent, and their interpretation and enforcement involve uncertainties. These uncertainties could limit the legal protections available to us and our stockholders, and may lead to penalties imposed on us because of the different understanding between the relevant authority and us. In addition, we cannot predict the effect of future developments in the PRC legal system, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

We may have limited legal recourse under the PRC laws if disputes arise under our contracts with parties in China.

The Chinese government has enacted significant laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. The Company faces the risk that the parties to contracts may seek ways to terminate the transactions.   For example, management of our Consolidated Affiliated Entities may hinder or prevent us from accessing important information regarding the financial and business operations of the Consolidated Affiliated Entities or refuse to pay us contractual consideration due under the VIE Agreements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 30 years has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and our stockholders. The inability to enforce or obtain a remedy under any of our existing or future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Certain affiliates of ours are also directors and executive officers of our Consolidated Affiliated Entities. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/ she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant PRC company pursuant PRC laws and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant PRC company.  For example, it may be possible for management of Henan Anhou to breach the VIE agreements and while their actions may be in violation of US laws they could be legal in the PRC.  Any judgment for violation of fiduciary duty under US law may not be enforceable outside the United States.  It may not be possible to effect service of process within the United States or elsewhere outside China upon certain our directors or senior executive officers residing in China, irrespective of matters arising under U.S. federal securities laws or applicable state securities laws. Any court judgment of United States for violation of fiduciary duty under US law may not be enforceable in the PRC due to the lack of bilateral treaties between PRC and the United States providing for the reciprocal recognition and enforcement of judgment of courts.

We may require additional funds to continue our business plan.

On August 24, 2012, the Company acquired all of the issued and outstanding shares of Action Holdings Financial Limited (“AHFL”), a LLC incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Pursuant to the provisions of the Acquisition Agreement and in exchange for all of the issued and outstanding shares of AHFL, the Company will pay NT$15 million ($500,815) on or prior to March 31, 2013 and NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition the Company agreed to (i) issue eight million shares of common stock of the Company to the shareholders of AHFL; (ii) issue two million shares of common stock of the Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to two million shares of common stock of the Company. The Company plans to use future cash flows generated by future operations. However, if we cannot generate enough cash flow from future operations, we may need to be dependent on the receipt of additional debt or equity capital to fund our operations.

Regards to our business in the PRC, at June 30, 2012, we had working capital of $353,654 and a stockholders’ equity of $700,671.  We incurred a net loss of $103,468 and used net cash of $344,495 in our operations during the year ended June 30, 2012. If we continue use more cash in the PRC’s business operations than we receive from the PRC’s business operations we, we will need to fund our business in the PRC by cash flow generated in Taiwan.

Risks Relating to Ownership of Our Shares

You may not be able to liquidate your investment since there is no assurance that a public market will develop for our common stock or that our common stock will ever be approved for trading on a recognized exchange.

There is no established public trading market for our securities. Though we have engaged a market maker to apply for a quotation on the OTCBB in the United States and obtained the approval for trading, our shares are not and have not been listed on any recognized exchange. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. In the absence of a regular trading market, you may be unable to liquidate its investment, which will result in the loss of your investment.

Future sales by our stockholders may negatively affect our stock price and our ability to raise funds in new stock offerings.

Sales of our common stock in the public market could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all. Of the 29,100,503 shares of common stock and 1,000,000 preferred shares outstanding as of September 28, 2012, 1,000,000 shares of common stock are freely tradable without restriction, unless held by our “affiliates”. The remaining 28,100,503 shares of common stock, which will be held by existing stockholders, including the officers and directors, are “restricted securities” and may be resold in the public market only if registered or pursuant to an exemption from registration. Some of these shares may be resold under Rule 144.

“Penny Stock” rules may make buying or selling our common stock difficult.

Trading in our securities will be subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker- dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit the market price and liquidity of our securities. Broker-dealers who sell penny stocks to certain types of investors are required to comply with the Commission’s regulations concerning the transfer of penny stocks. These regulations require broker- dealers to:

☐	Make a suitability determination prior to selling a penny stock to the purchaser;

☐	Receive the purchaser’s written consent to the transaction; and

☐	Provide certain written disclosures to the purchaser.

These requirements may restrict the ability of broker-dealers to sell our common stock and may affect your ability to resell our common stock.

If penny stocks are sold to investors in violation of the rights listed above, or other federal or state securities laws, the investor may be able to cancel their purchase and get their money back. If the stocks are sold in a fraudulent manner, the investor may be able to sue the persons and firms that caused the fraud for damages or pursue their claims through arbitration if such investor entered into an arbitration agreement. These remedies against resellers of penny stocks may make it more difficult for us to raise capital in the future through the sale of our equity securities than those companies whose shares are not considered penny stocks.

We have no plans to declare any dividends to shareholders in the near future.

We currently intend to retain our future earnings, if any, to support our operations and to finance expansion. The declaration, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend.  If you require dividend income, you should not rely on an investment in the Company.  Income received from an investment in the Company will only come from a rise in the market price in the Company’s stock, which is uncertain and unpredictable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Law Enterprise, Law Broker, Law Management and Law Agent shared the same address as their registered address, which is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taibei City, Taiwan, with approximately 753.29 square meters of office space. The lease is between Pengcheng Co., Ltd. and Law Broker, for a term of two years commencing from June 1, 2011 to May 31, 2013 and with a monthly rent of $11,977 (NT$355,477). Law Broker has also entered into 26 leases for each of its sales and service outlets and training centers (excluding its headquarter), with an aggregate office size of 14,859 square meters for an aggregate monthly fee of $104,000 (NT$3,086,665).

Henan Anhou has two principal offices: (i) one is located at Building 4F, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, China, with 6,157 square feet (572 square meters) of office space. The lease agreement is between Ma Rui and Henan Anhou. The original lease term was from January 1, 2008 to December 30, 2010 for two years, with rent of approximately $4,032 (RMB25,739) per month payable every three months. On January 10, 2011, the lease was renewed and the term was extended to December 30, 2013 on the same terms as the original lease agreement; and (ii) the other office is located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, China, with 5,597 square feet (520 square meters) of office space. The lease agreement is between Ma Rui and Henan Anhou. The original lease term was from January 1, 2008 to December 30, 2010 for two years, with rent of approximately $1,880 (RMB12,000) per month payable every three months. On January 1, 2011, the lease was renewed and the term extended to December 30, 2013 on the same terms as the original lease agreement.

Sichuan Kangzhuang’s office is located at A and B areas, 14th Floor Renbao Building, No.57 Dongyu Street, Jinjiang District, Chengdu City, Sichuan province, China, with 8,353 square feet (776 square meters) of office space. The lease is between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang. The lease term is from September 1, 2006 to August 31, 2011 for four years, with rent of approximately $4,862 (RMB31,040) per month, to be increased by 8% per annum commencing from September 1, 2008, payable every three months. Upon the expiration of the above lease, Sichuan Kangzhuang entered into a new lease with People's Insurance Company of China, Sichuan Branch, which is located at B area, 14th Floor Renbao Building, No.57 Dongyu Street, Chengdu City, Sichuan province, China, with 6,672 square feet (611.85 square meters) of office space. The lease term is from September 1, 2011 to August 31, 2014 for three years, with rent of $5,313 (RMB33,651.75 ) per month in the first year commencing from September 1, 2011, $5,844 (RMB37,016.62) per month in the second year commencing from September 1, 2012, $6,429 (RMB40,718.61) per month in the third year commencing from September 1, 2013, payable every three months.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 10,764 square feet (1,000 square meters) of office space. The lease is between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. Jiangsu Law leases such office free of charge and no written agreement has been executed.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business.  However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Commencing from August 1, 2012, our common stock is quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII”. During the fiscal year ended June 30, 2012, there was no transaction of our common stock. The latest available closed price of our common stock prior to September 27, 2012 is $5.00.

Shareholders

As of September 28, 2012, there were 126 record owners of our common stock, 1 record owner of our prefer stock.

Transfer Agent

Our transfer agent is Glendale Securities, Inc., at the address of 15233 Ventura Blvd., Suite 712, Sherman Oaks, CA 91403.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We have incurred operating loss in the past fiscal year. We currently intend to retain our future earnings, if any, to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to the provisions of the Acquisition Agreement dated August 24, 2012, subsequent to the consummation of the share acquisition and within 3 months after August 24, 2012, the Company will set up an employee stock and option pool (the “ESOP”), consisting of options, upon exercise, convertible into up to 2 million shares of common stock of the Company, for certain Law Broker key employees. Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the board of directors of Law Broker may submit its recommendation to the Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by the Company. As of September 28, 2012, the Company has not yet set up the ESOP.

Options and Warrants

As of September 28, 2012, we had no outstanding options or warrants.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion contains forward-looking statements. Forward-looking statements are identified by words and phrases such as “anticipate”, “intend”, “expect”, and words and phrases of similar import. We caution investors that forward-looking statements are predictions based on our current expectations about future events and are not guarantees of future performance. Actual results, performance or achievements could differ materially from those expressed or implied by the forward-looking statements due to risks, uncertainties and assumptions that are difficult to predict. We encourage you to read those risk factors carefully along with the other information provided in this current report and in our other filings with the SEC before deciding to invest in our stock or to maintain or change your investment. We undertake no obligation to revise or update any forward-looking statement for any reason, except as required by law.

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

On January 16, 2011, China United issued 20,000,000 shares of common stock, $0.00001 par value per share, to several non U.S. persons for their investment of $300,000 in cash in the Company’s subsidiaries.  The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. The consideration was fully paid as of June 30, 2012. On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common and 10,000,000 shares of preferred stock.

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

Recent Acquisition of AHFL

On August 24, 2012, the Company acquired all of the issued and outstanding shares of Action Holdings Financial Limited (“AHFL”), a limited liability company incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL becomes a 100% subsidiary of the Company.

AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. Law Enterprise holds (i) 100% Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent” collectively with “Law Enterprise”, “Law Broker” and “Law Agent”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”), a limited liability company incorporated in Taiwan on June 3, 2000.

Law Enterprise acts as a holding company of its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are not in active operation. We operate our Taiwan business primarily through Law Broker.

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

Our CAE in China are variable interest entities through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements.  If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. During fiscal years ended June 30, 2011 and 2012, 100% of our revenues in our consolidated financial statements were derived from our CAE. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has executed effective control over Henan Anhou through these contractual arrangements.

As of June 30, 2012, through our CAE, we had 13 branches and 21 offices, and 1,179 individual sub-agents in Henan, Sichuan and Jiangsu provinces.

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

Principles of consolidation

The accompanying consolidated financial statements include the balance sheets of China United, its wholly owned subsidiaries CU Hong Kong and CU WFOE, the variable interest entity Henan Anhou and wholly owned subsidiaries Sichuan Kangzhuang and Jiangsu Law, as of June 30, 2012 and 2011. As Henan Anhou acquired 100% of Sichuan Kangzhuang on September 6, 2010, for accounting convenience, its operating results from September 1, 2010 through June 30, 2011 and the balance sheet of Sichuan Kangzhuang as of June 30, 2011 were included in the consolidated financial statements. As Henan Anhou acquired 100% of Jiangsu Law on September 30, 2010, the operating results of Jiangsu Law from October 1, 2010 through June 30, 2011 and the balance sheet as of June 30, 2011 were included in the consolidated financial statements. All significant inter-company accounts and transactions were eliminated in consolidation.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss).

The Company was not subjected to income tax examinations by taxing authorities during the current and past fiscal years. During the years ended June 30, 2012 and 2011, the Company did not recognize any interest or penalties.

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

Results of Operations for the year ended June 30,

			2011 to 2012
			Percentage
	2012	2011	Change
	$	$	%
Revenues	3,153,776	2,740,519	15%
Cost of revenues	2,363,581	1,897,359	25%
Gross profit	790,195	843,160	(6)%
General and administrative expenses	1,166,841	1,095,869	6%
Loss from operations	(376,646)	(252,709)	49%
Other income (expense), net:
Interest income	4,756	12,760	(63)%
Gain on acquisition of subsidiary	-	267,156	(100)%
Other, net	(18)	(2,753)	(99)%
Net income / (loss) before income taxes	(371,908)	24,454	(1,621)%
Income tax expense	(268,440)	354,441	(176)%
Net loss	(103,468)	(329,987)	(69)%

Year June 30, 2012 Compared to Year Ended June 30, 2011

Revenues

Revenues increased 15% from $2,740,519 for the year ended June 30, 2011 to $3,153,776 for the year ended June 30, 2012. The increase in commissions and fees was contributed to the growth of our sub-agents team.

Cost of revenues and gross profit

The cost of revenues (“COR”) for the year ended June 30, 2012 increased to $2,363,581, or 25%, compared with $1,897,359 for the year ended June 30, 2011. Over 90% of the COR is commissions paid to our sales agents. Therefore the COR increased as revenues grew.

The gross profit decreased to $790,195 for the year ended June 30, 2012, or 6%, compared with $843,160 for the year ended June 30, 2011. The gross margin decreased from 31% to 25% due to intensive competition. The decrease in our gross profit ratio is due to the need to pay a higher portion of commission to sub-agents. As China’s economic growth slowed down, the incremental demand for insurance products decreased. As a result, we were required to pay higher commission to individual sub-agents. We believe paying higher commission will help us to keep the team stable in long term. The increase in sub-agent commissions affected our profitability.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the year ended June 30, 2012, G&A expenses were $1,166,841, and increased by $70,972 compared with the year ended June 30, 2011. The 6% increase is mainly due to the increase of China’s price index and our expansion of our business.

Other income / (expenses)-net

For the year ended June 30, 2012, no material other income and expenses such as gain on acquisition of subsidiary occurred.

Income tax

CU WFOE, the Company’s subsidiary, and the VIEs in the PRC, are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Except for Jiangsu Law, according to the requirement of local tax authorities, the tax basis is deemed as 10% its total revenue, instead of net income. The tax rate of Jiangsu Law is also 25%.

According to tax regulations by Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. Therefore, as of June 30 2011, Henan Anhou and Sichuan Kangzhuang accrued income tax payable of $658,344 for deductible commissions occurred before June 30, 2011.

According to China State Administration of Taxation #15 Announcement in year 2012, effective from 2011 tax year, such commissions can be fully deducted. Therefore we reversed the tax payable of $283,880 that was accrued in 2011 tax year for such deductible commission and credited as income tax benefit in fiscal year 2012.

Income tax of $15,770 and nil was paid during the year ended June 30, 2012 and 2011, respectively. The balance of income tax payable as of June 30, 2012 mainly represents the income tax accrued for the un-deductible commission paid to sub-agents before tax year 2011 and is due upon written request of the local tax bureau.

The income tax benefit was $268,440 for the years ended June 30, 2012. The income tax benefit was because the reversed tax payable for the deductible commission was recorded as negative income tax expense.

Liquidity and Capital Resources

On August 24, 2012, the Company acquired all of the issued and outstanding shares of Action Holdings Financial Limited (“AHFL”), a LLC incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Pursuant to the provisions of the Acquisition Agreement and in exchange for all of the issued and outstanding shares of AHFL, the Company will pay NT$15 million ($500,815) and NT$7.5 million ($250,095) in cash in two installments, subject to terms and conditions therein. The Company plan to use future cash flow generated by future operation or advance from shareholders.

Off Balance Sheet Arrangements

As of June 30, 2012, the Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

China United Insurance Service, Inc.

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. as of June 30, 2012, and 2011 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of China United Insurance Service, Inc. as of June 30, 2012 and 2011, and the consolidated results of its operations and its consolidated cash flows for the years ended June 30, 2012 and 2011, in conformity with US generally accepted accounting principles.

Goldman Kurland and Mohidin LLP

September 26, 2012

Encino, California

CHINA UNITED INSURANCE SERVICE, INC.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS
Current assets
Cash and equivalents	$1,258,211	$1,297,213
Accounts receivable, net	184,767	79,939
Other current assets	48,640	56,518
Total current assets	1,491,618	1,433,670

Property, plant and equipment, net	114,945	126,832
Restricted cash and deposits	113,217	94,769
Goodwill	118,855	116,161
TOTAL ASSETS	$1,838,635	$1,771,432

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$405,723	$686,034
Other current liabilities	286,909	159,253
Due to related parties	445,332	137,485
TOTAL CURRENT LIABILITIES	1,137,964	982,772

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, none issued and outstanding	-	-
Common stock, par value $0.00001, 100,000,000 authorized, 20,100,503 and 20,000,000 issued and outstanding at June 30, 2012 and 2011, respectively	201	200
Additional paid-in capital	2,674,692	2,673,186
Accumulated other comprehensive loss	(55,250)	(69,222)
Accumulated deficit	(1,918,972)	(1,815,504)

TOTAL STOCKHOLDERS’ EQUITY	700,671	788,660
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,838,635	$1,771,432

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended June 30
	2012	2011
Revenues	$3,153,776	$2,740,519
Cost of revenue	2,363,581	1,897,359
Gross profit	790,195	843,160
Operating expenses:
General and administrative	1,166,841	1,095,869
Loss from operations	(376,646)	(252,709)
Other income / (expenses)
Interest income	4,756	12,760
Gain on acquisition of subsidiary	-	267,156
Other - net	(18)	(2,753)
	4,738	277,163

Income / (loss) before income taxes	(371,908)	24,454
Income tax expense (benefit)	(268,440)	354,441
Net loss	(103,468)	(329,987)
Other comprehensive income	13,972	1,619
Comprehensive loss	$(89,496)	$(328,368)
Weighted average shares outstanding:
Basic and diluted	20,100,503	20,000,000
Loss per share:
Basic and diluted	(0.00)	(0.02)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30
	2012	2011
Cash flows from operating activities:
Net loss	$(103,468)	$(329,987)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation	39,366	44,053
Gain on bargain purchase of subsidiary	-	(267,156)
Share-based payment	1,508	-
Changes in operating assets and liabilities:
Accounts receivable	(102,830)	(51,682)
Other current assets	(7,051)	13,343
Taxes payable	(295,807)	380,721
Other current liabilities	123,787	45,553
Total Adjustments	(241,027)	164,832
Net cash (used) in operating activities	(344,495)	(165,155)

Cash flows from investing activities:
Cash paid on acquisition of subsidiaries	-	(78,318)
Cash increase due to acquisition	-	285,874
Purchase of property, plant and equipment	(24,557)	(63,540)
Net cash (used in) investing activities	(24,557)	144,016

Cash flows from financing activities:
Contributed capital	-	1,475,440
Repayment on borrowings from related parties	(18,157)	(658,510)
Proceeds from related parties	323,029	494,961
Net cash provided by financing activities	304,872	1,311,891
Foreign currency translation	25,178	(10,610)
Net increase/(decrease) in cash and equivalents	(39,002)	1,280,142
Cash and equivalents, beginning balance	1,297,213	17,071
Cash and equivalents, ending balance	$1,258,211	$1,297,213
Interest paid	$-	$-
Income tax paid	$15,720	$-

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common shares	Amount	Additional Paid -in Capital	Other comprehensive loss	Accumulated Deficit	Total
Balance July 1, 2010	20,000,000	200	1,727,986	(70,841)	(1,485,517)	171,828

Related party debt cancellation	-	-	945,200	-	-	945,200
Foreign currency translation	-	-	-	1,619	-	1,619
Net loss	-	-	-	-	(329,987)	(329,987)
Balance June 30, 2011	20,000,000	$200	$2,673,186	$(69,222)	$(1,815,504)	$788,660
Share-based payment	100,503	1	1,506	-	-	1,507
Foreign currency translation	-	-	-	13,972	-	13,972
Net loss	-	-	-	-	(103,468)	(103,468)
Balance June 30, 2012	20,100,503	$201	$2,674,692	$(55,250)	$(1,918,972)	$700,671

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2012 AND 2011

NOTE 1 - ORGANIZATION AND PRINCIPAL ACTIVITIES

Organization and nature of operations

China United Insurance Service, Inc. (“China United” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board (the “OTCBB”). CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United, on July 12, 2010 under Hong Kong law. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Hongliang Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“PRC”).

On January 16, 2011, the Company issued 20,000,000 shares of common stock, $0.00001 par value, to several non U.S. persons for $300,000. As of June 30, 2012, the $300,000 was paid to the accounts of CU WFOE. The issuance was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended. As a result of the issuance of 20,000,000 shares, the owners of Henan Anhou (accounting acquirer) owned 100% of the Company. Accordingly, this transaction was accounted for as a recapitalization of Henan Anhou. The historical financial statements presented are those of the accounting acquirer for all periods presented. On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 to 100,000,000 and 10,000,000 shares of preferred stock.

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on May 18, 2005 in Jiangsu Province in the PRC. Jiangsu Law provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell  their shares in Jiangsu Law to Henan Anhou for RMB518,000 ($75,475) and Henan Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Jiangsu Law. The consideration is due upon request and had not been paid as at June 30, 2012. On acquisition date, Jiangsu Law had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value of the identifiable assets and liabilities assumed exceeded the fair value of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has effective control over Henan Anhou. The corporate structure after the series of VIE agreements is as follows:

The carrying amount of the total assets and total liabilities of the VIEs as of June 30, 2012 was $1,646,207 and $1,135,927, respectively. There was no pledge or collateralization of the VIEs' assets. Creditors of China United have no recourse to the general credit of the VIEs. Currently there is no contractual arrangement that could require the Company to provide additional financial support its consolidated VIEs. As the Company conducts substantial business in the PRC mainly through the VIEs, the Company may provide such support on a discretionary basis in the future, which could expose the Company to a loss.

On August 24, 2012 (the “Closing Date”), the Company entered into an Acquisition Agreement with Action Holdings Financial Limited (“AHFL”), a British Virgin Islands company, and stockholders of AHFL. AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. Law Enterprise holds (i) 100% Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent” collectively with “Law Enterprise”, “Law Broker” and “Law Agent”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”), a LLC incorporated in Taiwan on June 3, 2000.

Pursuant to the provisions of the Acquisition Agreement and in exchange for all of the issued and outstanding shares of AHFL, the Company will (i) issue eight million shares of common stock of the Company to the shareholders of AHFL; (ii) issue two million shares of common stock of the Company to certain employees of Law Broker; (iii) create an employee stock option pool, consisting of available options, exercisable for up to two million shares of common stock of the Company; and (iv) pay NT$15 million ($500,815) and NT$7.5 million ($250,095) in cash in two installments, subject to terms and conditions therein. Upon the completion of the acquisition, the former shareholders of AHFL and certain employees of Law Broker will receive a total of 10,000,000 shares of common stock of the Company. This will constitute 34.36% of the common stock and 25.58% of the voting power of the Company.

Going Concern

The accompanying consolidated financial statements were prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net operating losses since inception. The Company faces the risks common to companies that are relatively new, including capitalization and uncertainty of funding sources, high initial expenditure levels, uncertain revenue streams, and difficulties in managing growth. At June 30, 2012, the Company had an accumulated deficit of $1,918,972. The Company’s recurring losses raise substantial doubt about its ability to continue as a going concern. The Company’s consolidated financial statements do not reflect any adjustments that might result from the outcome of this uncertainty.

On August 24, 2012, the Company acquired an indirect 65.95% equity interest in a Taiwanese Holding Company which carries our insurance brokerage business in Taiwan (See Note 16).

Management also plans to obtain funding through loans and equity. In addition, management is seeking additional merger candidates. Management believes its current and future plans enable it to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United and its subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period account descriptions were reclassified to conform to the consolidated balance sheet as of June 30, 2012.

Basis of Presentation

The Company’s consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP").   The functional currency for all our subsidiaries in the PRC is Chinese Renminbi (“RMB”); the functional currency of our subsidiary in Hong Kong is the Hong Kong dollar (“HKD”); the functional currency of China United is the US dollar. The accompanying consolidated financial statements were translated and presented in US dollars (“USD” or “$”).

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

Impairment of Long-Lived Assets

In accordance with ASC 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fair value, less costs of disposal. No impairment was recognized for the year ended June 30, 2012 or 2011.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 7). Goodwill represents the excess of the cost of an acquisition over the fair value (“FV”) of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of June 30, 2012, there are no indications of any impairment.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of June 30, 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. During the years ended June 30, 2012 and 2011, the Company did not recognize any interest or penalties.

Fair Values of Financial Instruments

ASC 820, “Fair Value Measurements and Disclosures”, defines fair value, establishes a three-level valuation hierarchy for disclosures of FV measurement and enhances disclosures requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the FV.

As of June 30, 2012 and 2011, the Company did not identify any assets or liabilities required to be presented on the balance sheets at FV.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of June 30, 2012 and 2011, substantially all of the Company’s cash and equivalents and restricted cash was held by major financial institutions in the PRC, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

The Company has two principal clients, Taiping Insurance Co., Ltd. (“Taiping Insurance”) and Sunshine Insurance Co., Ltd. (“Sunshine”), for which it acts as an insurance agent.

For the years ended June 30, 2012 and 2011, the Company’s revenue from sale of insurance policies underwritten by these two companies was:

	2012	2011
Taiping Insurance	$751,126	$1,161,356
Sunshine	830,954	643,001

As of June 30, 2012 and 2011, the Company’s receivables due from these two companies were:

	2012	2011
Taiping Insurance	$21,618	$-
Sunshine	73,812	-

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

Segment Reporting

The Company follows ASC 280, “Segment Reporting”, for its segment reporting.  For the years ended June 30, 2012 and 2011, the Company’s chief operating decision maker managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC. All revenues are derived from the PRC and all long-lived assets are in the PRC.

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

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, the Company operates its insurance agency and brokerage business primarily through Henan Anhou, a VIE owned by four individual shareholders, and two subsidiaries of Henan Anhou.

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into VIE Agreements which included:

☐	Exclusive Business Cooperation Agreement (“EBCA”) through which: (1) CU WFOE has the right to provide Henan Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Henan Anhou agrees to accept all the consultations and services provided by CU WFOE. Henan Anhou further agrees that unless with CU WFOE's prior written consent, during the term of this Agreement, Henan Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Henan Anhou shall pay CU WFOE fees equal to 90% of the net income of Henan Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

The term of this Agreement is 10 years. Subsequent to the execution of this Agreement, both CU WFOE and Henan Anhou shall review this Agreement on an annual basis to determine whether to amend or supplement the provisions. The term of this Agreement may be extended if confirmed in writing by CU WFOE prior to the expiration thereof. The extended term shall be determined by CU WFOE, and Henan Anhou shall accept such extended term unconditionally.

During the term of this Agreement, unless CU WFOE commits gross negligence, or a fraudulent act, against Henan Anhou, Henan Anhou may not terminate this Agreement prior to its expiration date. Nevertheless, CU WFOE shall have the right to terminate this Agreement upon giving 30 days' prior written notice to Henan Anhou at any time.

☐	Power of Attorney under which each shareholder of Henan Anhou executed an irrevocable power of attorney to authorize CU WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Henan Anhou, including without limitation to: (1) attend shareholders' meetings of Henan Anhou; (2) exercise all the shareholder's rights and shareholder's voting rights that he/she is entitled to under the laws of PRC and Henan Anhou's Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Henan Anhou.

☐	Option Agreement under which the shareholders of Henan Anhou irrevocably granted CU WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Henan Anhou’s equity interest held by each shareholder of Henan Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Henan Anhou shall be the lower of (i) RMB 1 ($0.15) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when CU WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of PRC. The term of this Agreement is 10 years, and may be renewed at CU WFOE's election.

☐	Share Pledge Agreement under which the owners of Henan Anhou pledged their equity interests in Henan Anhou to CU WFOE to guarantee Henan Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Henan Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, CU WFOE shall have the right, but not the obligation, to dispose of the owners of Henan Anhou’s equity interests in Henan Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Henan Anhou or its subsidiaries.

As a result of the agreements among CU WFOE, the shareholders of Henan Anhou and Henan Anhou, CU WFOE is considered the primary beneficiary of Henan Anhou, CU WFOE has effective control over Henan Anhou. Therefore, CU WFOE consolidates the results of operations of Henan Anhou and its subsidiaries. Accordingly the results of operations, assets and liabilities of Henan Anhou and its subsidiaries are consolidated in Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

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

In January 2011, the FASB issued ASU 2011-01, Receivables (Topic 310), to temporarily delay the effective date of the disclosures about troubled debt restructurings (“TDR”) in ASU 2010-20 (Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses) for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a TDR.  Under the existing effective date in Update 2010-20, public-entity creditors would have provided disclosures about TDR for periods beginning on or after December 15, 2010. The deferral in this update will result in more consistent disclosures about TDR. This amendment does not apply to nonpublic entities and does not defer the effective date of the other disclosure requirements in Update 2010-20. The deferral in this amendment is effective upon issuance. The adoption of ASU 2011-01 did not have a material effect on the Company’s consolidated financial statements.

In January 2011, the FASB issued ASU 2011-02 Receivables Topic 310 "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". The amendments in ASU 2011-02 provide additional guidance to clarify when a loan modification or restructuring is considered a TDR to address current diversity in practice and lead to more consistent application of US GAAP for debt restructurings. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist:

1.	The restructuring constitutes a concession.

2.	The debtor is experiencing financial difficulties.

The amendments to Topic 310 clarify the guidance regarding the evaluation of both considerations above. Additionally, the amendments clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a TDR. ASU No. 2011-02 is effective for fiscal years beginning on or after June 15, 2011. The adoption of ASU 2011-02 did not have a material effect on the Company’s consolidated financial statements.

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

Other criteria applicable to the assessment of effective control are not changed by the amendments in this Update. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), “Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”)”. The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring FV and for disclosing information about FV measurements. The amendments include the following:

1.	Those that clarify the Board’s intent about the application of existing FV measurement and disclosure requirements.

2.	Those that change a particular principle or requirement for measuring FV or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that US GAAP and IFRS FV measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in US GAAP).

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

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

The amendments in this Update should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

NOTE 3 – RESTRICTED CASH AND DEPOSITS

Restricted cash is a deposit in bank by the Company in conformity with Provisions on the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the China Insurance Regulatory Commission.   Deposits include long-term leasing deposits.

NOTE 4 – ACCOUNTS RECEIVABLE

As of June 30, 2012 and 2011, the Company had no allowance for doubtful accounts.

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of June 30, 2012 and 2011:

	2012	2011
Prepaid rent	$-	$28,133
Deposit for rent	34,371	11,246
Other	14,270	17,139
Total other current assets	$48,640	$56,518

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, as of June 30, 2012 and 2011:

	2012	2011
Office equipment	$29,647	$23,567
Office furniture	57,018	55,725
Computers	73,975	48,463
Electronic equipment	183,195	176,725
Machinery	17,692	17,291
Transportation equipment	99,467	104,738
Total	460,994	426,509
Less: Accumulated Depreciation	(346,049)	(299,677)
Total property, plant and equipment, net	$114,945	$126,832

NOTE 7 – GOODWILL AND ACQUISITIONS

On September 6, 2010, Henan Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. As of June 30, 2012, there are no indications of any impairment. No intangible assets are identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang has no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

On September 28, 2010, Henan Anhou acquired 100% of Jiangsu Law for RMB518,000 ($75,475). Jiangsu Law then had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the FV of the identifiable assets and liabilities assumed exceeded the FV of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156). We believe the gain on acquisition resulted from the sellers’ intent to exit the insurance business. To comply with the PRC requirements for the insurance brokerage companies, Henan Anhou contributed cash to increase the paid-in capital of Jiangsu Law to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113) on January 18, 2011.

The summary of assets and liabilities acquired as of the dates of acquisition is presented below:

	Jiangsu Law September 30, 2010	Sichuan Kangzhuang August 31, 2010
Current assets
Cash and equivalents	$269,090	$15,735
Accounts receivable, net	12,482	1,386
Other current assets	-	39,162
Total current assets	281,572	56,283
Property, plant and equipment, net	78,418	12,871
TOTAL ASSETS	359,990	69,154
Accounts payable	-	205
Accrued expenses and other payables	10,861	41,243
Taxes payable	5,637	45,177
Due to related party	2,067	14,665
TOTAL LIABILITIES	18,565	101,290
NET ASSETS / (LIABILITIES)	$341,425	$(32,136)

NOTE 8 –OTHER CURRENT LIABILITIES

Other current liabilities are summarized as follows, as of:

	2012	2011
Due to previous shareholders of Jiangsu Law	$81,899	$80,042
Salary & welfare payables	16,604	27,021
Other	188,406	52,190
Total other current liabilities	$286,909	$159,253

Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost. The acquisition agreement between the parties has not specified the exact time for payment of the acquisition price or imposed any interest for late payment.

NOTE 9 - TAXES PAYABLE

Taxes payable consisted of the following as of June 30, 2012 and 2011:

	2012	2011
Income	$386,543	$658,344
Other	19,180	27,690
Total	$405,723	$686,034

NOTE 10 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2012 and 2011:

	2012	2011
Due to Mr. Mao (Principal Shareholder of the Company)	$1,871	$64,266
Due to Ms. Zhu (Shareholder of Henan Anhou)	441,272	71,080
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,189	2,139
Total	$445,332	$137,485

The amounts are interest-free, unsecured and repayable on demand.

NOTE 11 – ADDITIONAL PAID-IN CAPITAL

On August 16, 2010, Ms. Zhu Shuqin contributed capital of RMB8,000,000 ($1,175,440) in cash to Henan Anhou and controlled 80% of the shares of Henan Anhou.

On March 31, 2011, Mr. Li forgave $945,200 that Henan Anhou owed him.

NOTE 12– INCOME TAX

CU WFOE, the Company’s subsidiary, and the VIEs in the PRC, are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Except for Jiangsu Law, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income. The tax rate of Jiangsu Law is also 25%.

According to tax regulations by Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. Therefore, as of June 30 2011, Henan Anhou and Sichuan Kangzhuang accrued income tax payable of $658,344 for deductible commissions occurred before June 30, 2011.

According to China State Administration of Taxation #15 Announcement in year 2012, effective from 2011 tax year, such commissions can be fully deducted. Therefore we reversed the tax payable of $283,880 that was accrued in 2011 tax year for such deductible commission and credited as income tax benefit in fiscal year 2012.

The balance of income tax payable as of June 30, 2012 mainly represents the income tax accrued for the un-deductible commission paid to sub-agents before tax year 2011 and is due upon written request of the local tax bureau.

The income tax benefit was $268,440 for the years ended June 30, 2012, representing the effect of change in tax rules relating to deductibility of commission expense. The income tax benefit was because the reversal of tax payable for the deductible commission relating to 2011 which was accounted for in the year of the change in the tax rule.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the years ended June 30, 2012 and 2011:

	2012	2011
US statutory rate (benefit)	(34)%	34%
Tax rate difference	9%	(9)%
Tax basis difference	3%	-%
Non-deductible commission expense	33%	2,516%
Gain on bargain purchase of subsidiary	-%	(1,092)%
Tax (benefit) per financial statements	(72)%	1,449%

NOTE 13 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices in Henan, Sichuan and Jiangsu provinces. The rental expenses for the years ended June 30, 2012 and 2011 are $124,226 and $183,469, respectively. At June 30, 2012, total future minimum lease payments under operating leases were as follows, by years:

June 30, 2013	$119,539
June 30, 2014	14,883

Total	$134,422

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

The Company's credit risk arises principally from accounts and other receivables, pledged deposits and cash and equivalents. Management has a credit policy in place and the exposures to these credit risks are monitored on an ongoing basis. The carrying amounts of trade and other receivables, pledged deposits and cash and cash equivalents represent the Company's maximum exposure to credit risks. Accounts receivable are due within 30 days from the date of billing.

(b)	Liquidity risk

The BOD of the Company is responsible for the Company's overall cash management and raising borrowings to cover expected cash demands. The Company regularly monitors its liquidity requirements, to ensure it maintains sufficient reserves of cash and readily realizable marketable securities and adequate committed lines of funding from major financial institutions to meet its liquidity requirements in the short and longer term.

(c)	Currency risk

The functional currency for the VIEs of the Company is RMB and the financial statements of the Company are in USD. The fluctuation of RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 15– CONDENSED FINANCIAL INFORMATION OF US PARENT

China United is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for China United on a stand-alone, unconsolidated basis as of June 30, 2012 and 2011, and for the years ended June 30, 2012 and 2011.

CHINA UNITED INSURANCE SERVICE, INC.

BALANCE SHEETS

June 30, 2012 and 2011

	2012	2011
ASSETS
Investment in subsidiaries	$641,254	$729,243
TOTAL ASSETS	$641,254	$729,243

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to related party	$583	$583
TOTAL LIABILITIES	$583	$583

STOCKHOLDERS’ EQUITY

Common stock, par value $0.00001, 100,000,000 authorized, 20,100,503 and 20,000,000 issued and outstanding at June 30, 2012 and 2011, respectively	201	200
Additional paid-in capital	2,614,692	2,613,186
Accumulated other comprehensive loss	(55,250)	(69,222)
Accumulated deficit	(1,918,972)	(1,815,504)
TOTAL STOCKHOLDERS’ EQUITY	640,671	728,660
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$641,254	$729,243

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF OPERATIONS

Years Ended June 30, 2012 and 2011

	2012	2011
Revenues	$-	$-
Cost of service	-	-
Gross profit	-	-
Operating expenses:		-
General and administrative	1,508	-
Loss from operations	(1,508)	-
Other expenses
Equity loss from subsidiaries	(87,988)	(328,368)
Loss before income taxes	(87,988)	(328,368)
Income tax expense	-	-
Net loss	$(89,496)	$(328,368)

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF CASH FLOWS

Years Ended June 30, 2012 and 2011

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(89,496)	$(328,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment	1,508	-
Equity loss in subsidiaries	87,988	328,368
Net cash used in operating activities	-	-

NET INCREASE IN CASH & EQUIVALENTS	-	-

CASH & EQUIVALENTS, BEGINNING BALANCE	-	-

CASH & EQUIVALENTS, ENDING BALANCE	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NOTE 16 – SUBSEQUENT EVENT - Unaudited

On August 24, 2012 (the “Closing Date”), the Company entered into an Acquisition Agreement with Action Holdings Financial Limited (“AHFL”), a British Virgin Islands company, and its stockholders. In exchange for all issued and outstanding shares of AHFL, the Company will (i) issue eight million shares of common stock of the Company to the shareholders of AHFL; (ii) issue two million shares of common stock of the Company to certain employees of Law Insurance Broker Co., Ltd. (“Law Broker”); (iii) create an employee stock option pool, consisting of available options, exercisable for up to two million shares of common stock of the Company; and (iv) pay NT$15 million ($500,815) and NT$7.5 million ($250,095) in cash in two installments, due on or prior to March 31, 2013, subject to terms and conditions therein. Upon completion of the acquisition, the former shareholders of AHFL and certain employees of Law Broker (defined below) will receive a total of 10 million shares of common stock of the Company. This will constitute 34.36% of the common stock and 25.58% of the voting power of the Company.

As of August 24, 2012, AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. Law Enterprise holds (i) 100% of Law Broker, a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent” collectively with “Law Enterprise”, “Law Broker” and “Law Agent”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”), a LLC incorporated in Taiwan on June 3, 2000.

Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Enterprise, Law Management and Law Agent are not active.

AHFL was a LLC incorporated under the laws of British Virgin Islands on April 30, 2012. On July 4, 2012, a meeting of the Board of Director of AHFL approved AHFL to:

•	Enter into a loan agreement with Taipei Fubon Commercial Bank to obtain up to NT$180,000,000 ($6,138,000)

•	Use the proceeds to purchase 13,593,015 shares of common stock at Law Enterprise from certain shareholders at a price of NT$12.8 ($0.44) per share, where the aggregate amount of the transaction is NT$173,990,602 ($5,933,000)

•	Issue 13,593,015 new shares at a price of USD equivalent of NT$12.8 ($0.44) per share

•	Repay the loan by the cash raised from the issued shared

Such transactions were completed on August 24, 2012.

The pro forma consolidated balance sheet of the Company as if the Acquisition Agreement were signed on June 30, 2012 is presented below. The pro forma balance sheet was derived from the audited balance sheet of CUIS as of June 30, 2012 and the audited statement of operations for the years ended June 30, 2012 and 2011, and the unaudited balance sheet of AHFL and subsidiaries as of June 30, 2012 and their unaudited statements of operations for the years ended June 30, 2012 and 2011. The purchase price allocation in the pro forma financial statements is preliminary pending final determination of fair values of assets and liabilities acquired.

				Pro Forma	Pro Forma
	CUIS	AHFL		Adjustment	Balance Sheet

ASSETS
Current assets
Cash and equivalents	$1,258,211	$12,840,215		$-	$14,098,426
			(a)	6,000,000
			(b)	5,800,000
			(c)	(6,000,000)
			(d)	(5,800,000)
Accounts receivable, net	184,767	3,030,225		-	3,214,992
Other current assets	48,640	1,674,257		-	1,722,897
Total current assets	1,491,618	17,544,697		-	19,036,315

Property, plant and equipment, net	114,945	715,606		-	830,551
Restricted cash and deposits	113,217	776,128		-	889,345
Goodwill	118,855	-		-	118,855
TOTAL ASSETS	$1,838,635	$19,036,431		$-	$20,875,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$405,723	$369,805		$-	$775,528
Other current liabilities	286,909	6,232,570	(e)	751,062	7,270,541
Due to related parties	445,332	-		-	445,332
TOTAL CURRENT LIABILITIES	1,137,964	6,602,375		751,062	8,491,401

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	-	-		-	-
Common stock, par value $0.00001, 100,000,000 authorized, 30,100,503 issued and outstanding at June 30, 2012	201	-		100	301
Additional paid-in capital	2,674,692	12,227,011	(e)	(10,227,111)	4,674,592
Accumulated other comprehensive loss	(55,250)	200,370		-	145,120
Non-controlling interest	0	6,675	(e)	4,233,796	4,240,471
Retained earnings	(1,918,972)	-	(e)	5,242,153	3,323,181

TOTAL STOCKHOLDERS’ EQUITY	700,671	12,434,056		(751,062)	12,383,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,838,635	$19,036,431		$-	$20,875,066

(a)	AHFL borrowed NT$ 180,000,000 ( US $ 6 million) as bridge loan from Taipei Fubon Commercial Bank bank
(b)	AHFL issued 13.6 million new shares for NT$ 174,000,000 million ( US$5.8 million)
(c)	AHFL repaid NT$ 180,000,000 bridge loan to bank from the proceeds of issuance of shares
(d)	AHFL acquired 13.6 million shares (65.95%) of Law Enterprise Limited, A Taiwanese Holding Company conducting insurance brokerage business through subsidiaries in Taiwan
(e)	CUIS acquired 100% of AHFL ( see details in footnote 16) resulting in bargain purchase gain of $5.4 million and non-controlling interest in Law Enterprise and subsidiaries

The pro forma consolidated statements of operations of the Company as if the Acquisition Agreement were signed on July 1, 2010 and 2011 are presented below:

		Year Ended June 30 2012
				Pro Forma
	CUIS	AHFL	Pro Forma Adjustment	2012

Revenues	$3,153,776	$37,812,492	$-	$40,966,268
Cost of revenue	2,363,581	26,122,202	-	28,485,783

Gross profit	790,195	11,690,290	-	12,480,485

Operating expenses:
Selling expenses	-	1,046,457	-	1,046,457
General and administrative	1,166,841	6,889,690	-	8,056,531

Income from operations	(376,646)	3,754,143	-	3,377,497

Other income / (expenses)
Interest income	4,756	3,643	-	8,399
Gain on acquisition of subsidiary	-	-	5,442,523	5,442,523
Other – net	(19)	477,542	-	477,523
	4,737	481,185	5,442,523	5,928,445

Income before income taxes	(371,909)	4,235,328	5,442,523	9,305,942

Income tax expense	(268,440)	846,507	-	578,067

Net income	(103,469)	3,388,821	5,442,523	8,727,875

Other comprehensive income	13,972	96,480	-	13,972

Comprehensive income	$(89,497)	$3,485,301	$5,442,523	$8,741,847

Weighted average shares outstanding:
Basic and diluted				30,100,503

Earning per share:
Basic and diluted				$0.29

		Year Ended June 30 2011
				Pro Forma
	CUIS	AHFL	Pro Forma Adjustment	2011

Revenues	$2,740,519	$31,878,568	$-	$34,619,087
Cost of revenue	1,897,359	20,916,173	-	22,813,532

Gross profit	843,160	10,962,395	-	11,805,555

Operating expenses:
	-	1,435,315	-	1,435,315
	1,095,869	6,776,622	-	7,872,491

Income from operations	(252,709)	2,750,458	-	2,497,749

Other income / (expenses)
	12,760	5,929	-	18,689
	267,156	-	-	267,156
	(2,753)	570,078	-	567,325
	277,163	576,007	-	853,170

Income before income taxes	24,454	3,326,465	-	3,350,919

Income tax expense	354,441	710,378	-	1,064,819

Net income	(329,987)	2,616,087	-	2,286,100

Other comprehensive income	13,972	103,889	-	117,861

Comprehensive income	$(316,015)	$2,719,976	$0	$2,403,961

Weighted average shares outstanding:
Basic and diluted				30,100,503

Earning per share:
Basic and diluted				$0.08

We believe the gain on acquisition resulted from the sellers' strategic intent to enter PRC market, which has a higher growth rate than Taiwan, and to become the shareholder of an OTCBB company.

On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiaoo (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Lo Chung Mei, our Chief Executive Officer, and Chuang Yung Chi, our Chief Financial Officer, concluded that as of June 30, 2012, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

(b) Management’s annual report on internal control over financial reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth, as of September 28, 2012, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Mao Yi Hsiao	53	Director
Li Fu Chang	56	Director
Li Chwan Hau	51	Director
Hsu Tzu En	40	Director
Lo Chung Mei	55	Chief Executive Officer
Chuang Yung Chi	40	Chief Financial Officer
Hsieh Tung Chi	37	Chief Operating Officer
Hsu Wen Yuan	42	Chief Marketing Officer
Chiang Te Yun	34	Chief Technology Officer

Business Experience

The following summarizes the occupation and business experience for our officers, directors, key employees and consultants.

Mao Yi Hsiao, Director

Mr. Mao has served as a director of the Company since June 2010. Mr. Mao, with 25 years of insurance industry experience, is the founder as well as the Chairman of Taiwan Law Broker Co., Ltd., the biggest insurance broker company in Taiwan. In addition, Mr. Mao has served as a supervisor for the Company’s Consolidated Affiliated Entity Jiangsu Law since March 2005 to the present, also serve as the chairman of Law Enterprise, Law Agent and Law Management. He received his Bachelor’s degree from Taiwan Soochow University School of Law and acquired a Taiwan lawyer's practice certificate. Mr. Mao was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Li Fu Chang, Director

Mr. Li has served as a director of the Company since January 2011.  Mr. Li has 30 years of insurance industry experience, including 17 years in the insurance agency industry.  From 1980 to 1992, he worked as a manager for Guohua Life Insurance Co., Ltd. From 1992 to 1993 Mr. Li worked as General Manager for Gongxin insurance brokers Co., Ltd. or KHIB. Mr. Li served as a president to Time Insurance Brokers Co., Ltd. from1993 to 2003. Mr. Li served as a consultant to the Company’s affiliated entity Henan Anhou from October 2003 to October 2009 and as the Chairman of Henan Anhou from October 2009 to May, 2012.  Mr. Li received a Bachelor degree in Mass Communication from Fu Jen Catholic University. He is one of the primary insurance brokers in Taiwan.   Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Li Chwan Hau, Director

Mr. Li has served as a director of the Company since January 2011.  Mr. Li has 20 years of insurance industry experience.  Mr. Li has served as a service manager at Taiwan Life Insurance from 1987 to 2000. In addition Mr. Li founded Genius Insurance Brokers Co., Ltd., and has served as its Chairman from April 2000 to the present.  Mr. Li has also served as Chairman of Genius Financial Consultants Co., Ltd., a Taiwan company from February 2001 to the present.  Mr. Li has served as a director to the Company’s affiliated entity Sichuan Kangzhuang from 2006 to 2010.  He received a M.S. Degree in Actuarial Science in The University of Iowa and acquired North American actuarial qualification. Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Hsu Tzu En, Director

Mr. Hsu has served as a director of the Company since January 2011. Mr. Hsu has over ten years of experience in investment banking. From 2003 to 2008 he served as a Manager at Han De Investment Management Company, an investment company focusing on real estate, art and mining resources investment. From 2008 to 2010 he served as a Manager at Tao Zhu Capital, an investment company, and he has not taken any job after this position till present due to personal reasons. Mr. Hsu was selected as a director because of his experience in the investment banking field.

Lo Chung Mei, Chief Executive Officer

Mr. Lo has served as the Company’s Chief Executive Officer since January 2011.  Mr. Lo has served as the General Manager of the Company’s Consolidated Affiliated Entity Henan Anhou from October 2003 to the present. Mr. Lo has 24 years of insurance industry experience, including 13 years working as a manager at Cathay Life Insurance Co., Ltd., from 1983 to1996, 4 years working as a insurance consultant at Guangzhou Life Insurance Co., Ltd., China Life Insurance Co., Ltd. from 1996 to 1997, TaiKang Life insurance Co., Ltd. from 1997 to 2001, and 3 years working as a vice general manager at TaiKang Life Insurance Co., Ltd. from 2001 to 2003.

Chuang Yung Chi, Chief Financial Officer

Ms. Chuang has served as the Company’s Chief Financial Officer since July 2012.  Ms. Chuang has served as financial manager of Law Insurance Broker Co., Ltd. in Taiwan for 16 years, where she has been responsible for overall financial management of such company, including financial and strategic planning, auditing and reporting, and communications to the investors. Prior to her joining Law Insurance Broker Co., Ltd., Ms. Chuang served as business secretary in Pacific Realtor, Inc. since 1996. Ms. Chuang graduated from the Ming Chuan University in Taiwan in the year of 2000, where she received a Bachelor degree of risk management and insurance.

Hsieh Tung Chi, Chief Operating Officer

Mr. Hsieh has served as the Chief Operating Officer of the Company since January 2011.  Mr. Hsieh has served as Chief Operating Officer and Division Chief of Management of the Company’s Consolidated Affiliated Entity Jiangsu Law from January 2005 to the present. Mr. Hsieh has worked at First Bank, Head Office, as an Asset Management Specialist in 2000. He has worked at Taiwan Law brokers Co., Ltd., Operating Department, as an Administrative Personnel from 2000 to 2001, officer from 2001 to 2002, Assistant Manager in 2003 and Manager from 2004 to 2005.

Hsu Wen Yuan, Chief Marketing Officer

Mr. Hsu has served as the Company’s Chief Marketing Director since January 2011.  Mr. Hsu has 17 years of insurance industry experience. From February 2001 to May 2006, Mr. Hsu served as a Vice Business Executive at Alexander Leed Risks Service Inc., an insurance brokerage company.  From September 2006 to May 2009, Mr. Hsu served as General Manager of Kunshan Woma Insurance Agency Co., Ltd., an insurance agency company. From June 2009 to the present, Mr. Hus served as General Manager of the Company’s affiliated entity Sichuan Kangzhuang.  Mr. Hsu graduated from Feng Chia University with a major in Risk Management and Insurance.

Chiang Te Yun, Chief Technology Officer

Mr. Chiang has served as the Company’s Chief Technology Officer since January 2011.  Mr. Chiang graduated from insurance department of Shih Chien University and has ten years of experience in the insurance industry. From January 2004 to the present, Mr. Chiang has served as the Manager of the Company’s affiliated entity Jiangsu Law.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives. However, we plan to adopt one in the near future.

Family relationships

There are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers is directors or executive officers of any company that files reports with the SEC.

Involvement in certain legal proceedings

No bankruptcy petition has been filed by or against any business of which any of our executive officers was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offenses).

No director has been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

No director has been found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

Audit Committee and Audit Committee Financial Expert

Our board of directors functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Our board of directors has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our board of directors has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the board of directors believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

Indemnification

Under Delaware law and pursuant to our articles of incorporation and bylaws, we may indemnify our officers and directors for various expenses and damages resulting from their acting in these capacities. Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to our officers or directors pursuant to those provisions, our counsel has informed us that, in the opinion of the SEC, this indemnification is against public policy as expressed in the Securities Act, and is therefore unenforceable.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ended June 30, 2012 and 2011. No executive officer’s total annual compensation exceeds $100,000.

 SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Lo Chung Mei	2011	15,980	–	–	–	–	–	–	15,980
Chief Executive Officer	2012	20,886	–	–	–	–	–	–	20,886

In the year 2012 and 2011, Mr. Lo Chung Mei also served as the general manager of Henan Anhou and received all of his compensation from Henan Anhou. The above table identifies all compensation received by the named officer directly or indirectly from the Company, its subsidiaries, and its Consolidated Affiliated Entities.

Outstanding Equity Awards At Fiscal Year End

None.

Director Compensation

Our directors do not currently receive compensation for their service as directors of the Company, and have not received compensation in the last two fiscal years.

Set forth below is the compensation paid to each of our directors during the fiscal year ended June 30, 2012.

 2012 DIRECTOR COMPENSATION TABLE

	Fees
	Earned
	or	All Other
	Paid in	Compensation
Name	Cash ($)	($)(1)	Total ($)
Mao Yi Hsiao	0	0	0
Li Fu Chang	0	14,683	14,683
Li Chwan Hau	0	0	0
Hsu Tzu En	0	0	0

(1) Li Fu Chang used to act as the executive director (not an employee) of Henan Anhou. Pursuant to the articles of association of Henan Anhou, the executive director also serves as the legal representative. Pursuant to an agreement with Henan Anhou, Li Fu Chang earned RMB6,000 ($940) per month for serving as the legal representative of Henan Anhou from January 1, 2011 to May 10, 2012. If Li Fu Chang is terminated as the Company’s Legal Representative, he is entitled to RMB100,000 ($15,667) in compensation. The Company does not consider this engagement as making Li Fu Chang an employee of the Company or its subsidiaries and has determined that the amount paid to Li Fu Chang does not disqualify him from independent director status.  Prior to January 1, 2011 Mr. Li was compensated RMB5,000 ($783) per month for serving as the Legal Representative of Henan Anhou pursuant to the terms of a previous agreement with Henan Anhou. In addition Mr. Li was paid $1,689 for travel to Taiwan as an additional benefit. On July 1, 2012, Henan Anhou has terminated the agreement with Li Fu Chang and appointed Hu Chang Rong as the new executive director and legal representative of Henan Anhou. Li Fu Chang has waived the RMB100,000 ($15,667) compensation for the termination.

Employment Agreements

Pursuant to an employment agreement between Henan Anhou and Lo Chung Mei, dated January 1, 2011 (the “Lo Agreement”), Lo Chung Mei earns a salary of RMB9,000 (approximately $1,410) per month to serve as General Manager of Henan Anhou.   The Lo Agreement terminates on December 31, 2012.  The Lo Agreement also provides for reimbursement of four trips by Mr. Lo to Taiwan per year, an official car and gas subsidy, 20 days paid vacation, and reimbursement for business related travel and expenses.  The Agreement initially provided for the performance targets with the total first year premium, or FYP, in 2010 must reach RMB10,000,000 ($1,566,661).  The 2011 performance target is again set at an FYP equal to RMB10,000,000 ($1,566,661).  Mr. Lo has met the above-mentioned performance targets. Considering the slow-down of general economic environment in China, no FYP target has been set for the year of 2012. Mr. Lo is subject to a non-compete which prohibits him from competing with Henan Anhou during the term of the Lo Agreement and for two years following the termination of his employment with Henan Anhou.  If Mr. Lo violates the non-compete provisions of the Lo Agreement, he is subject to a penalty fee of RMB50,000 ($7,833).  Either party may terminate the Lo Agreement prior to the expiration date of the agreement if such party (i) provides the non-terminating party 30 days notice and (ii) pays the non-terminating party RMB50,000 ($7,833). In addition, Mr. Lo and Henan Anhou may terminate the contract for enumerated reasons listed in the Lo Agreement without payment of the termination fee, such as Henan Anhou’s ability to terminate the Lo Agreement if Mr. Lo does not reach the performance targets described above.

Pursuant to an employment agreement between Chuang Yung Chi and the Company, dated July 2, 2012 (the “Chuang Agreement”), Ms. Chuang earns a salary of $2,300 per month to serve as Chief Financial Officer of the Company and will be eligible for other monetary rewards based on her performance evaluations. The term of the Chuang Agreement is indefinite.

Pursuant to an employment agreement between Chuang Yung Chi and the Company, dated July 2, 2012 (the “Chuang Agreement”), Ms. Chuang earns a salary of $2,300 per month to serve as Chief Financial Officer of the Company and will be eligible for other monetary rewards based on her performance evaluations. The term of the Chuang Agreement is indefinite. Chuang Yung Chi also serves as the manager of financial department of Law Broker.

Pursuant to an employment agreement between Hsieh Tung Chi and Jiangsu Law, dated December 30, 2009 (the “Hsieh Agreement”), Mr. Hsieh earns a salary of RMB3,000 ($470) per month to serve as Division Chief of Management.  The original term of the Hsieh Agreement expires on December 29, 2011, with an automatic extension of the Hsieh Agreement if neither party terminates the Hsieh Agreement. After the expiration date, Mr. Hsieh may terminate the Hsieh Agreement at any time and Jiangsu Law may terminate the contract with 30 days notice to Mr. Hsieh.

Jiangsu Law may immediately terminate the Hsieh Agreement under any of the following circumstances: (1) Mr. Hsieh’s failure to meet the recruitment requirements during the probation period; (2) Mr. Hsieh’s serious violation of the internal disciplines or rules of Jiangsu Law; (3) Mr. Hsieh’s negligent or intentional act causing significant loss to Jiangsu Law; and (4) criminal investigation against Mr. Hsieh.

Under any of the following circumstances, Jiangsu Law may terminate the Hsieh Agreement with at least 30 days advance written notice to Mr. Hsieh: (1) where Mr. Hsieh fails to perform after medical treatment and recovery from illness or non-work-related injury; (2) where Mr. Hsieh fails to perform after training or reassignment of work; and (3) no modification to the Hsieh Agreement can be agreed upon in case of frustration of purposes, where the basis for the original contract have changed substantially and the purposes of such original contract can no longer be carried out.

Mr. Hsieh may terminate the Hsieh Agreement with at least 30 days prior notice at any time during the term of the Hsieh Agreement, or may immediately terminate such labor contract under any of the following circumstances: (1) within the probation period; (2) where Mr. Hsieh is illegally forced to work under violence, intimidation or illegal restriction of personal freedom; or (3) upon employer’s failure to make remuneration payment or to provide appropriate working conditions.

Pursuant to an employment agreement between Hsu Wen Yuan and Sichuan Kangzhuang, dated October 1, 2010 (the “Hsu Agreement”), Mr. Hsu earns a salary of RMB13,000 ($2,037) per month to serve as General Manager of Marketing for Sichuan Kangzhuang, the Hsu Agreement is not a fixed term employment agreement, it has no expiration date. The Hsu Agreement also provides for reimbursement of four trips by Mr. Hsu to Taiwan per year, an official car and gas subsidy, 20 days paid vacation, and reimbursement for business related travel and expenses.  The Hsu Agreement initially provided for the performance targets with the total first year premium, or FYP, in 2011 must reach RMB10,000,000 ($1,566,661). Though Mr. Hsu failed to achieve the performance target, considering depressing general business environment as well as the extensive managerial experience of Mr. Hsu, Sichuan Kangzhuang continued the employment relationship with Mr. Hsu. Considering the slow-down of general economic environment in China, no FYP target has been set for the year of 2012. Mr. Hsu is subject to a non-compete which prohibits him from competing with Sichuan Kangzhuang during the term of the Hsu Agreement and for two years following the termination of his employment with Sichuan Kangzhuang.  If Mr. Hsu violates the non-compete provisions of the Hsu Agreement, he is subject to a penalty fee of RMB100,000 ($15,666). Either party may terminate the Hsu Agreement prior to the expiration date of the agreement if such party (i) provides the non-terminating party 30 days notice and (ii) pays the non-terminating party RMB100,000 ($15,666). In addition, Mr. Hsu and Sichuan Kangzhuang may terminate the contract for enumerated reasons listed in the Hsu Agreement without payment of the termination fee, such as Sichuan Kangzhuang’s ability to terminate the Hsu Agreement if Mr. Hsu does not reach the performance targets described above.

Pursuant to an employment agreement between Jiangsu Law and Chiang Te Yun, dated December 30, 2009 (the “Chiang Agreement”), Mr. Chiang earns a salary of RMB2,250 ($352.00) per month to serve as Manager of Jiangsu Law.  The original term of the Chiang Agreement expires on December 29, 2011, with an automatic extension of the Chiang Agreement if neither party terminates the Chiang Agreement. After the expiration date Mr. Chiang may terminate the Chiang Agreement at any time and Jiangsu Law may terminate the contract with 30 days notice to Mr. Chiang. Prior to the expiration date, the Chiang Agreement may be terminated by either party subject to applicable PRC labor laws and regulations, among which:

Jiangsu Law may immediately terminate the Chiang Agreement under any of the following circumstances: (1) Mr. Chiang’s failure to meet the recruitment requirements during the probation period; (2) Mr. Chiang’s serious violation of the internal disciplines or rules of Jiangsu Law; (3) Mr. Chiang’s negligent or intentional act causing significant loss to Jiangsu Law; and (4) criminal investigation against Mr. Chiang.

Under any of the following circumstances, Jiangsu Law may terminate the Chiang Agreement with at least 30 days advance written notice to Mr. Chiang: (1) where Mr. Chiang fails to perform after medical treatment and recovery from illness or non-work-related injury; (2) where Mr. Chiang fails to perform after training or reassignment of work; and (3) no modification to the Chiang Agreement can be agreed upon in case of frustration of purposes, where the basis for the original contract have changed substantially and the purposes of such original contract can no longer be carried out.

Mr. Chiang may terminate the Chiang Agreement with at least 30 days prior notice at any time during the term of the Chiang Agreement, or may immediately terminate such labor contract under any of the following circumstances: (1) within the probation period; (2) where Mr. Chiang is illegally forced to work under violence, intimidation or illegal restriction of personal freedom; or (3) upon employer’s failure to make remuneration payment or to provide appropriate working conditions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of September 28, 2012, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than 5% of our common stock or Series A Preferred Stock.

•	Each of our directors.

•	Each of our named executive officers (see the section titled “Executive Compensation”).

•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is Unless otherwise specified, the address of each of the persons set forth below is in care of China United Insurance Service, Inc., Building 4F, Hesheng Plaza No. 26 Yousheng S. Rd., Jinshui District, Zhengzhou, Henan, People’s Republic of China.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 29,100,503 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at September 28, 2012. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

					Owned
			Shares	Beneficially	Preferred	% Total
	Common		Stock	Series A	Stock	Voting Power
Name	Shares		%	Shares	%	(1)
Executive Officers and Directors
Mao Yi Hsiao	4,540,234	(2)	15.6	1,000,000	100	37.2
Li Fu Chang	800,000		2.7	-	-	2.0
Li Chwan Hau	1,000,000		3.4	-	-	2.6
Hsu Tzu En	15,000		*	-	-	*
Lo Chung Mei	800,000	(3)	2.7	-	-	2.0
All executive officers and directors as a group (5 persons)	7,155,234		24.6	1,000,000	100	43.9
Other 5% Beneficial Owners
Chang Pi Hui 198 Chung Cheng East Road, Linbei village, Linnei town, Yunlin County, Taiwan	2,620,000		9.0	-	-	6.7

(1)	Percentage total voting power represents voting power with respect to all shares of our common stock and Series A Preferred Stock, voting together as a single class. Each holder of common stock is entitled to one vote per share of common stock and each holder of Series A Preferred Stock is entitled to 10 votes per share of Series A Preferred Stock on all matters submitted to our stockholders for a vote.
(2)	Includes 200,000 shares of common stock held by Lee Shu Fen, Mao Yi Hsiao’s spouse, 200,000 shares of common stock held by Mao Li Chieh, Mao Yi Hsiao’s daughter and 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. solely owned by Lee Shu Fen, Mao Yi Hsiao’s spouse.
(3)	Includes 400,000 shares of common stock held by Liu Shu Ching, Mr. Lo Chung Mei’s spouse and 400,000 shares of common stock held by Liu Chia Tzu, Mr. Lo Chung Mei’s daughter.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Loans

The related parties below loaned money to Henan Anhou for working capital.  As of the dates below, the following amounts were due to the related parties.

	June 30,	June 30,	September 28,
	2011	2012	2012

Due to Mr. Mao (Shareholder of China United)	64,266	1,871	$
Due to Ms. Zhu (Shareholder of Henan Anhou)	$71,080	$441,272	$
Due to Mr. Zhu (Legal representative of Jiangsu Law)	2,139	2,189	$
Total	$137,485	$445,332	$

The amounts are interest-free, unsecured and repayable on demand.

Henan Anhou borrowed from Mr. Jin Yongguang (“Mr. Jin”), a third party, for working capital. On March 31, 2011, Mr. Jin and Mr. Li Fu Chang (“Mr. Li”), the legal representative of Henan Anhou and a principal shareholder of China United, signed a debt transfer agreement, which transferred the RMB3,370,000 ($512,914) Henan Anhou owed Mr. Jin to Mr. Li.   Therefore, Henan Anhou no longer owes anything to Mr. Jin.  Subsequent to the debt transfer agreement, Mr. Li and Henan Anhou signed a debt cancellation agreement on the same day, upon which Mr. Li gave up his right to claim for repayment of his lending to Henan Anhou. As a result, Henan Anhou no longer owed any monies to Mr. Li.

Mr. Mao, Ms. Zhu and Mr. Zhu also lend money to Henan Anhou and Jiangsu Law during the two years ended June 30, 2011 and 2012. The amounts are interest-free, unsecured and repayable on demand.

VIE Agreements

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has executed effective control over Henan Anhou through these contractual arrangements. The VIE Agreements included:

(1) An Exclusive Business Cooperation Agreement through which CU WFOE is appointed the exclusive services provider to provide Henan Anhou with complete technical support, business support and related consulting services (as described in the agreement) in exchange for 90% of the net profits (as defined in the agreement) of Henan Anhou. The agreement does not provide that CU WFOE is responsible for the debts of the Consolidated Affiliated Entities. The term of the Exclusive Business Cooperation Agreement began on January 17, 2011 and lasts ten years, unless earlier terminated as provide in the agreement. The term of the agreement may be extended at CU WFOE’s discretion prior to the expiration thereof. CU WFOE may terminate the agreement at any time with 30 days’ written notice but Henan Anhou may only terminate the agreement if CU WFOE commits gross negligence or a fraudulent act against Henan Anhou;

(2) a Power of Attorney under which the shareholders of Henan Anhou have vested their collective voting control over Henan Anhou to CU WFOE;

(3) an Option Agreement under which the shareholders of Henan Anhou have granted to CU WFOE the irrevocable right and option to acquire all of their equity interests in Henan Anhou, subject to applicable PRC laws and regulations. The term of the Option Agreement began on January 17, 2011 and lasts ten years, but may be renewed at CU WFOE’s election; and

(4) a Share Pledge Agreement under which the owners of Henan Anhou have pledged all of their equity interests in Henan Anhou to CU WFOE to guarantee Henan Anhou’s performance of its obligations under the Exclusive Business Cooperation Agreement.

The foregoing description of the terms of the Exclusive Business Cooperation Agreement, the Power of Attorney, the Option Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.2 – 10.14 to this report which are incorporated by reference herein.

Henan Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Henan Anhou are Zhu Shuqin (80%), Chen Yanxia (11%), Fang Qunlei (4.5%) and Wei Qun (4.5%). All of them are PRC citizens and none of them holds any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Henan Anhou and only leaves Henan Anhou shareholders nominal value therein. Please refer to the chart below for detailed information on any of the Company’s shareholders being a director or officer of the Company, the Company’s subsidiaries or our Consolidated Affiliated Entities.

Name	Position in the	Position	Position in	Position	Position in	Position in Law	Position in	Position in CU	Position in	Position in
	Company	in AHFL	Law	in Law	Law Agent	Management	CU Hong	WFOE	Henan Anhou	Jiangsu Law
			Enterprise	Broker			Kong

Mao Yi Hsiao	Director	Director	Director	Director	Director	Director	General Manager and Chairman	General Manager and Chairman		Supervisor
Li Chwan Hau	Director

Li Fu Chang	Director

Hsu Tzu En	Director

Lo Chung Mei	Chief Executive Officer								General Manager

Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer									Division Chief of Management

Chiang Te Yun	Chief Technology Officer									Manager

Chao Hui Hsien				Vice-General Manager	Director					Vice-General Manager

Lee Shu Fen				General Manager

Tu Wen Ti				Assistant General Manager

Shen Wen Che				Assistant General Manager

Reclassification of Certain Common Stock into Preferred Shares

On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company.

Immediately prior to the Reclassification, the Common Stock beneficially owned by Mr. Mao, a director of the Company, represents 16.91% of the voting power of all of the Company’s voting power; immediately subsequent to the Reclassification, the Common Stock and the Series A Preferred Stock represents approximately 42.61% of the combined voting power of all of the Company’s voting stock.

Recent Acquisition of AHFL

On August 24, 2012, the Board of Directors and the shareholders of the Company have, through unanimous consent, approved the acquisition of all of the issued and outstanding shares of Action Holdings Financial Limited (“AHFL”), a LLC incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL becomes a 100% subsidiary of the Company.

Pursuant to the provisions of the Acquisition Agreement and in exchange for all of the issued and outstanding shares of AHFL, the Company will (i) issue eight million shares of common stock of the Company to the shareholders of AHFL; (ii) issue two million shares of common stock of the Company to certain employees of Law Broker; (iii) create an employee stock option pool, consisting of available options, exercisable for up to two million shares of common stock of the Company; and (iv) pay NT$15 million ($500,815) and NT$7.5 million ($250,095) in cash in two installments, subject to terms and conditions therein.

AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. Law Enterprise holds (i) 100% Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent”), a LLC incorporated in Taiwan on June 3, 2000.

Law Enterprise acts as a holding company of its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are not in active operation. We operate our Taiwan business primarily through Law Broker.

As of the date immediately prior to the consummation of the acquisition, certain shareholders of AHFL, including Mao Yi Hsiao, are also significant shareholders of the Company: (i) Mao Yi Hsiao, together with Lee Shu Fen (his wife) and Mao Li Chieh (his daughter), own 17.9% of the outstanding shares of the Company and 24.25% of the outstanding shares of AHFL. Mao Yi Hsiao, one of the directors of the Company, also acts as the sole director of AHFL and the board chairman of Law Enterprise, Law Broker, Law Management and Law Agent, and as the supervisor of Jiangsu Law Broker Co., Ltd. In addition, Lee Shu Fen also acts as general manager of Law Broker; (ii) Chao Hui Hsien, a shareholder of AHFL and Law Agent, is also a shareholder of the Company. In addition, Chao Hui Hsien also acts as vice-general manager of Law Broker and director of Law Agent; (iii) Chuang Yung Chi, a shareholder of AHFL, is also a shareholder and Chief Financial Officer of the Company; (iv) Hsieh Tung Chi, a shareholder of AHFL, is also a shareholder of the Company. In addition, Hsieh Tung Chi acts as the Chief Operating Officer of the Company; (v) Tu Wen Ti, a shareholder of AHFL, is also a shareholder of the Company. In addition, Tu Wen Ti acts as the assistant general manager of Law Broker; and (vi) Shen Wen Che, a shareholder of AHFL, is also a shareholder of the Company. In addition, Shen Wen Che acts as the assistant general manager of Law Broker.

Subsequent to the closing of the acquisition, Mao Yi Hsiao holds 100% of the Company’s outstanding preferred shares, and holds, together with his affiliates, 15.6% of the Company’s outstanding common shares, and 37.18% of the voting power of the Company.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

All of the Company’s directors except Mr. Mao are “independent directors” as defined by the NYSE Amex Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Goldman Kurland and Mohidin LLP (“Goldman”) has served as our independent auditors for the fiscal years ended June 30, 2012 and 2011.

During the fiscal years ended June 30, 2012 and 2011, fees for services billed by Goldman were as follows:

	June 30,	June 30,
	2012	2011
Audit fees(1)	$103,000	$99,000
Audit-related fees	-	-
Tax fees(2)	-	-
All other fees	-	-
Total	$103,000	$99,000

(1)	Consists of fees billed for the audit of our annual financial statements, review of financial statements included in our Quarterly Reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Goldman for our consolidated financial statements as of and for the year ended June 30, 2012.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b)	Index of Exhibits:

Exhibit
Number	Description of Exhibit
2.1	Acquisition Agreement dated August 24, 2012 between the Company and the shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-Kfiled with the SEC on July 3, 2012)
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012)
10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011)
10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011)
10.3	Share Pledge Agreement, dated January 17, 2011 - Zhu Shuqin (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011)
10.4	Share Pledge Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011)
10.5	Share Pledge Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011)
10.6	Share Pledge Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011)
10.7	Power of Attorney, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011)
10.8	Power of Attorney, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011)
10.9	Power of Attorney, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011)
10.10	Power of Attorney, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011)
10.11	Exclusive Option Agreement, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011)
10.12	Exclusive Option Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011)

10.13	Exclusive Option Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011)
10.14	Exclusive Option Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011)
10.15	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Allianz China Life Insurance Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011)
10.16	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011)
10.17	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Li Dan, dated September 6, 2010 (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011)
10.18	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Yan Fang, dated September 6, 2010 (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011)
10.19	Jiangsu Law Share Transfer Agreement, between Henan Anhou and Liu Jianxin, dated September 28, 2010 (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011)
10.20	Jiangsu Law Share Transfer Agreement, between Henan Anhou and Zhu Xudong, dated September 28, 2010 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011)
10.21	Jiangsu Law Share Transfer Agreement, between Henan Anhou and Zhu Xumin, dated September 28, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011)
10.22	Translation of Insurance Agency Contract with Taiping Life Insurance Co., Ltd,, dated November 5, 2003 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011)
10.23	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed with the SEC on November 14, 2011)
10.24	Translation of Employment Agreement with Lo Chung Mei, dated January 1, 2011 (incorporated by reference to Exhibit 10.24 to the Form S-1/A filed with the SEC on October 28, 2011)
10.25	Translation of Employment Agreement with Chiang Te Yun, dated December 30, 2009 (incorporated by reference to Exhibit 10.25 to the Form S-1 filed with the SEC on May 13, 2011)
10.26	Translation of Employment Agreement with Hsu Wen Yuan, dated October 1, 2010 (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed with the SEC on October 28, 2011)
10.27	Translation of Employment Agreement with Tsai Shiu Fang, dated January 1, 2011 (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed with the SEC on October 28, 2011)

10.28	Translation of Employment Agreement with Hsieh Tung Chi, dated December 30, 2009 (incorporated by reference to Exhibit 10.28 to the Form S-1 filed with the SEC on May 13, 2011)
10.29	Translation of Tenancy Contract, Building 4K, dated January 10, 2011 (incorporated by reference to Exhibit 10.29 to the Form S-1 filed with the SEC on May 13, 2011)
10.30	Translation of Tenancy Contract, Building 4F, dated January 10, 2011 (incorporated by reference to Exhibit 10.30 to the Form S-1 filed with the SEC on May 13, 2011)
10.31	Translation of Creditors Right Subrogation Agreement (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011)
10.32	Translation of Debt Waiver Agreement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011)
10.33	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed with the SEC on November 14, 2011)
10.34	Translation of Insurance Agency Contract with Cathay Insurance Co., Ltd., dated November 30, 2011 (incorporated by reference to Exhibit 10.34 to the Form S-1/A filed with the SEC on December 2, 2011)
10.35	Translation of Insurance Agency Contract with Tianan Insurance Co., Ltd., dated July 1, 2011 (incorporated by reference to Exhibit 10.35 to the Form S-1/A filed with the SEC on December 2, 2011)
10.36	Translation of Employment Agreement with Chuang Yun Chi, dated July 2, 2012
10.37	Translation of Insurance Agency Contract between Law Broker and China Life Insurance Company dated January 1, 2008
10.38	Translation of Insurance Agency Contract between Law Broker and Farglory Life Insurance Co, Ltd. dated December 30, 2000
10.39	Translation of Insurance Agency Contract between Law Broker and Fubon Life Insurance Co, Ltd. dated February 20, 2004
10.40	Translation of Insurance Agency Contract between Law Broker and Kuo Hua Life Insurance Company dated July 22, 1993
10.41	Translation of Insurance Agency Contract between Law Broker and TransGlobe Life Insurance Company dated January 1, 2002
10.42	Translation of Insurance Agency Contract between Law Broker and ACE Insurance Company dated September 1, 2009
10.43	Translation of Insurance Agency Contract between Law Broker and Fubon Insurance Co, Ltd. dated December 1, 2006
10.44	Translation of Insurance Agency Contract between Law Broker and Taian Insurance Co., Ltd. dated August 5, 2010
10.45	Translation of Insurance Agency Contract between Law Broker and Union Insurance Company dated April 1, 2008
10.46	Translation of Insurance Agency Contract between Law Broker and Zurich Insurance Company dated October 1, 2005
10.47	Reclassification Agreement between the Company and Mao Yi Hsiao, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).

21	Subsidiaries of the registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*The certifications attached as Exhibits 32.1 and 32.2 accompany this annual report on Form 10-K pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

China United Insurance Service, Inc.

	By:	/s/ Lo Chung Mei
Date: September 28, 2012		Lo Chung Mei, Chief Executive Officer
Principal Executive Officer

	By:	/s/ Chuang Yung Chi
Date: September 28, 2012		Chuang Yung Chi, Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lo Chung Mei	Chief Executive Officer (Principal Executive Officer)	September 28, 2012
Lo Chung Mei

/s/ Chuang Yung Chi	Chief Financial Officer (Principal Accounting Officer)	September 28, 2012
Chuang Yung Chi

/s/ Mao Yi Hsiao		September 28, 2012
Mao Yi Hsiao	Director

/s/ Li Fu Chang		September 28, 2012
Li Fu Chang	Director

/s/ Li Chwan Hau		September 28, 2012
Li Chwan Hau	Director

/s/ Hsu Tzu En		September 28, 2012
Hsu Tzu En	Director

