Form 10-K/A
period 2012-06-30
China United Insurance Service, Inc.
filed 2012-10-29
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to China United Insurance Service, Inc.’s (the “Company”) Annual Report on Form 10-K for the fiscal year ended June 30, 2012 (the “Form 10-K”), filed with the Securities and Exchange Commission on September 28, 2012, is to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 consists of the following materials from the Company’s Form 10-K, formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6.  EXHIBITS

EXHIBIT INDEX

Exhibit No.	Description

31.1(*)	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2(*)	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1(*)	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2(*)	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS(**)	XBRL Instance Document
101.SCH(**)	XBRL Taxonomy Extension Schema
101.CAL(**)	XBRL Taxonomy Extension Calculation Linkbase
101.DEF(**)	XBRL Taxonomy Extension Definition Linkbase
101.LAB(**)	XBRL Taxonomy Extension Label Linkbase
101.PRE(**)	XBRL Taxonomy Extension Presentation Linkbase

*These exhibits were previously filed as exhibits to the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2012, filed with the Securities and Exchange Commission on September 28, 2012.

** Furnished herewith.  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability under those sections.

  SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA UNITED INSURANCE SERVICE, INC.

	By:	/s/ Lo Chung Mei
Date: October 26, 2012		Lo Chung Mei, Chief Executive Officer
Principal Executive Officer

	By:	/s/ Chuang Yung Chi
Date: October 26, 2012		Chuang Yung Chi, Chief Financial Officer
Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lo Chung Mei	Chief Executive Officer (Principal Executive Officer)	October 26, 2012
Lo Chung Mei

/s/ Chuang Yung Chi	Chief Financial Officer (Principal Accounting Officer)	October 26, 2012
Chuang Yung Chi

/s/ Mao Yi Hsiao		October 26, 2012
Mao Yi Hsiao	Director

/s/ Li Fu Chang		October 26, 2012
Li Fu Chang	Director

/s/ Li Chwan Hau		October 26, 2012
Li Chwan Hau	Director

/s/ Hsu Tzu En		October 26, 2012
Hsu Tzu En	Director