Form 10-Q
period 2012-12-31
China United Insurance Service, Inc.
filed 2013-02-14
CIK 1512927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-6088870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7F, No. 311 Section 3, Nan-King East Road, Taipei City, Taiwan

(Address of principal executive offices)

+8862-87126958

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

As of February 12, 2013, there are 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash and equivalents	$10,691,767	$1,258,211
Marketable securities	3,428,946	-
Accounts receivable, net	6,099,276	184,767
Other current assets	396,723	48,640
Total current assets	20,616,712	1,491,618

Property, plant and equipment, net	1,214,573	114,945
Goodwill	119,600	118,855
Other assets	553,256	113,217
TOTAL ASSETS	$22,504,141	$1,838,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$828,513	$405,723
Other current liabilities	7,023,022	286,909
Due to related parties	1,002,341	445,332
TOTAL CURRENT LIABILITIES	8,853,876	1,137,964

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of December 31, 2012, none issued and outstanding as of June 30, 2012	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding as of December 31, 2012, 20,100,503 issued and outstanding as of June 30, 2012	291	201
Additional paid-in capital	4,674,593	2,674,692
Accumulated other comprehensive income (loss)	14,015	(55,250)
Retained earnings (accumulated deficit)	4,257,351	(1,918,972)
Sub-total	8,946,260	700,671
Non-controlling interest	4,704,005	-
TOTAL STOCKHOLDERS’ EQUITY	13,650,265	700,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,504,141	$1,838,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	Six Months Ended December 31,		Three Months Ended December 31,
	2012	2011	2012	2011

Revenues	$16,006,079	$1,696,897	$12,786,779	$1,036,635
Cost of revenue	10,097,295	1,184,021	7,931,673	652,658

Gross profit	5,908,784	512,876	4,855,106	383,977

Operating expenses:
General and administrative	4,526,525	635,594	3,496,254	284,951

Income (loss) from operations	1,382,259	(122,718)	1,358,852	99,026

Other income
Interest income	36,144	2,389	35,498	1,309
Bargain gain on purchase of subsidiaries	5,280,042	-	-	-
Other – net	165,562	347	122,238	1,669
Total other income	5,481,748	2,736	157,736	2,978

Income (loss) before income taxes	6,864,007	(119,982)	1,516,588	102,004
Income tax expense	155,470	189,055	166,289	116,636

Net income (loss)	6,708,537	(309,037)	1,350,299	(14,632)
Net income attributable to noncontrolling interest	(532,213)	-	(460,670)	-
Net income (loss) attributable to parent's shareholders	6,176,324	(309,037)	889,629	(14,632)
Other comprehensive income (loss)	69,265	12,634	(163,549)	7,203

Comprehensive income (loss )	$6,245,589	$(296,403)	$726,080	$(7,429)

Weighted average shares outstanding:
Basic and diluted	26,111,373	20,000,000	29,100,503	20,000,000

Income (loss) per share:
Basic and diluted	$0.24	$(0.02)	$0.03	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended December 31,
	2012	2011

Cash flows from operating activities:
Net income (loss)	$6,708,537	$(309,037)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	74,068	39,064
Bargain gain on purchase of subsidiaries	(5,280,042)	-
Changes in operating assets and liabilities:
Accounts receivable	(3,734,117)	(12,886)
Other current assets	141,963	(20,223)
Other assets	(59,268)	-
Taxes payable	(187,785)	182,786
Other current liabilities	2,114,187	22,415
Net cash used in operating activities	(222,457)	(97,881)

Cash flows from investing activities:
Cash acquired in acquisition	12,766,882	-
Purchase marketable securities	(3,301,112)	-
Purchase of property, plant and equipment	(180,294)	(15,888)
Net cash provided by (used in) investing activities	9,285,476	(15,888)

Cash flows from financing activities:
Proceeds from related party borrowing	325,427	152,888
Net cash provided by financing activities	325,427	152,888
Effect of exchange rate changes on cash and equivalents	45,110	31,133

Net increase in cash and equivalents	9,433,556	70,252

Cash and equivalents, beginning balance	1,258,211	1,297,213

Cash and equivalents, ending balance	$10,691,767	$1,367,465

Supplementary disclosure of cash flow information
Interest paid	$-	$-
Income tax paid	$549,836	$7,539

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012 AND 2011 (UNAUDITED)

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

On January 16, 2011, the Company issued 20,000,000 shares of common stock, $0.00001 par value, to several non US persons for $300,000. The issuance was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended. As a result of the issuance of 20,000,000 shares, the owners of Henan Anhou (accounting acquirer) owned 100% of the Company. Accordingly, this transaction was accounted for as a recapitalization of Henan Anhou. The historical financial statements presented are those of the accounting acquirer for all periods presented. On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 to 100,000,000 and 10,000,000 shares of preferred stock.

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on May 18, 2005 in Jiangsu Province in the PRC. Jiangsu Law provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Henan Anhou for RMB518,000 ($75,475) and Henan Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Jiangsu Law. The consideration is due upon request and had not been paid as at February 12, 2012. On acquisition date, Jiangsu Law had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value of the identifiable assets and liabilities assumed exceeded the fair value of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has effective control over Henan Anhou.

On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company.

On August 24, 2012, the Company acquired all of the issued and outstanding shares (representing 100% of voting equity interest) of Action Holdings Financial Limited (“AHFL”), an LLC incorporated under the laws of the British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Pursuant to the provisions of the Acquisition Agreement and for all of the issued and outstanding shares of AHFL, the Company will pay NT$15 million ($500,815) on or prior to March 31, 2013 and New Taiwan Dollar(“NT$”) NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition the Company agreed to (i) issue 8,000,000 shares of common stock of the Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of the Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of the Company.

On August 17, 2012, AHFL purchased 13,593,015 shares of common stock of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996, from certain shareholders at $NT12.8 ($0.44) per share, which was 65.95% of ownership interest in Law Enterprise. As of August 24, 2012, Law Enterprise held (i) 100% of Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent”), an LLC incorporated in Taiwan on June 3, 2000.

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

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP").   The functional currency for our subsidiaries in Taiwan is $NT and for the VIEs in China is Renminbi (“RMB”).

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

Management makes these estimates using the best information available when they are made; however, actual results could differ materially from those estimates.

Risks and Uncertainties

The Company is subject to risks from, among other things, competition associated with the industry in general, other risks associated with financing, liquidity requirements, rapidly changing customer requirements, limited operating history, and foreign currency exchange rates.

Comprehensive Income

The Company follows FASB ASC Topic 220 (“ASC 220”), “Reporting Comprehensive Income”, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income as net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

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

The Company maintains cash with banks in the PRC and Taiwan.  Cash accounts are not insured or otherwise protected.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Marketable Securities

The Company invests part of its excess cash in equity securities, money market funds and government bonds. Such investments are included in “Marketable securities” in the accompanying consolidated balance sheets. Equity securities investments are classified as trading securities and reported at fair value (“FV”) with changes in FV recorded in “Other Income”. Bonds are classified as available-for-sale and reported at FV with unrealized gains and losses included in “Accumulated other comprehensive income (loss).”

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost.  Gain or loss on disposal of property, plant or equipment is recorded in other income at disposal. Expenditures for betterments, renewals and additions are capitalized. Repairs and maintenance expenses are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over a useful life of three to ten years with salvage of 10% to 25%. Property, plant and equipment mainly consist of office furniture, computers and leasehold improvements.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the six months ended December 31, 2012 or 2011.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 8). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of December 31, 2012, there are no indications of any impairment.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the six months ended December 31, 2012 and 2011, policy cancellations were $15,087 and nil, respectively. For the three months ended December 31, 2012 and 2011, policy cancellations were $4,470 and nil, respectively.

The Company pays commissions to its sub-agents when an insurance product is sold by the sub-agent. The Company recognizes commission revenue on a gross basis. The commissions paid by the Company to its sub-agents are recorded as cost of revenue.

Income Taxes

The Company utilizes ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31and June 30, 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. During the six months and three months ended December 31, 2012 and 2011, the Company did not recognize any interest or penalties.

Fair Values of Financial Instruments

ASC Topic 820, “Fair Value Measurements and Disclosures”, defines FV, establishes a three-level valuation hierarchy for disclosures of FV measurement and enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

• Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

• Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

• Level 3 inputs to the valuation methodology are unobservable and significant to the FV.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of December 31, 2012 and June 30, 2012 (audited), substantially all of the Company’s cash and equivalents and restricted cash was held by major financial institutions in Taiwan, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

The Company has two principal insurance companies, Fubong Life Insurance Co., Ltd. (“Fubong”) and Far Glory Life Insurance (“Far Glory”), for which it acts as an insurance agent. For the six months and three months ended December 31, 2012 and 2011, the Company’s revenues from sale of insurance policies underwritten by these two companies was:

Six months ended

	December 31, 2012	December 31, 2011
Fubong	$4,839,358	$-
Far Glory	4,984,226	-

Three months ended

	December 31, 2012	December 31, 2011
Fubong	$4,286,348	$-
Far Glory	3,838,644	-

As of December 31, 2012 and June 30, 2012 (audited), the Company’s receivables from these two companies were:

	December 31, 2012	June 30, 2012
Fubong	$2,082,969	$-
Far Glory	1,797,433	-

The Company's operations are in the PRC and Taiwan. Accordingly, the Company's business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC and Taiwan, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Operating Leases

Leases, where substantially all the rewards and risks of ownership of assets remain with the leasing company, that do not meet the capitalization criteria of ASC Topic 840 “Leases”, are accounted for as operating leases. Rentals under operating leases are expensed on the straight-line basis over the lease term.

Segment Reporting

The Company follows ASC Topic 280, “Segment Reporting”, for its segment reporting.  For the six months ended December 31, 2012 and 2011, the Company’s chief operating decision maker managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC and Taiwan (combined referred as “Greater China”). All revenues are derived from Greater China and all long-lived assets are in Greater China.

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

If the assessment of a contingency indicates it is probable a material loss will be incurred and the amount of the liability can be reasonably estimated, then the estimated liability is accrued in the Company’s financial statements. If the assessment indicates a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

Statement of Cash Flows

In accordance with ASC Topic 230, “Statement of Cash Flows”, cash flows from the Company's operations are calculated based upon the local currencies and an average exchange rate is used. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Cash from operating, investing and financing activities is net of the effect of acquisition described in Note 9.

Variable Interest Entities

The Company follows ASC Subtopic 810-10-05-8”, "Consolidation of VIEs” which states that a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

Due to the PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, the Company operates its insurance agency and brokerage business primarily through Henan Anhou, a VIE owned by four individual shareholders, and two subsidiaries of Henan Anhou.

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

☐	Power of Attorney under which each shareholder of Henan Anhou executed an irrevocable power of attorney to authorize CU WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Henan Anhou, including without limitation to: (1) attend shareholders' meetings of Henan Anhou; (2) exercise all the shareholder's rights and shareholder's voting rights that he/she is entitled to under the laws of the PRC and Henan Anhou's Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Henan Anhou.

☐	Option Agreement under which the shareholders of Henan Anhou irrevocably granted CU WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Henan Anhou’s equity interest held by each shareholder of Henan Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Henan Anhou shall be the lower of (i) RMB 1 ($0.16) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when CU WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of the PRC. The term of this Agreement is 10 years, and may be renewed at CU WFOE's election.

☐	Share Pledge Agreement under which the owners of Henan Anhou pledged their equity interests in Henan Anhou to CU WFOE to guarantee Henan Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Henan Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, CU WFOE shall have the right, but not the obligation, to dispose of the owners of Henan Anhou’s equity interests in Henan Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Henan Anhou or its subsidiaries.

As a result of the agreements among CU WFOE, the shareholders of Henan Anhou and Henan Anhou, CU WFOE is considered the primary beneficiary of Henan Anhou, CU WFOE has effective control over Henan Anhou. Therefore, CU WFOE consolidates the results of operations of Henan Anhou and its subsidiaries. Accordingly the results of operations, assets and liabilities of Henan Anhou and its subsidiaries are consolidated in the Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

a.	The legal entity's governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity's equity investment at risk.

b.	The equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity.

c.	The legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity's expected losses.

d.	The legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses.

Recent Accounting Pronouncements

In January 2011, the FASB issued ASU 2011-02 Receivables Topic 310 "A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". The amendments in ASU 2011-02 provide additional guidance to clarify when a loan modification or restructuring is considered a Troubled Debt Restructuring (“TDR”) to address current diversity in practice and lead to more consistent application of US GAAP for debt restructurings. In evaluating whether a restructuring constitutes a TDR, a creditor must separately conclude that both of the following exist:

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

In June 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), “Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring FV and for disclosing information about FV measurements. The amendments include the following:

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

NOTE 3 – CASH AND EQUIVALENTS

As of December 31 and June 30, 2012 (audited) our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in Eastspring Investment Well Pool Money Market Fund, equity securities of listed stocks and government bonds, which are classified as Level 1 securities as follows:

	December 31, 2012
	Cost or
	Amortized	Unrealized	Total
	Cost	Gains/(Losses)	Fair Value
Level 1 securities:
Equity securities	$25,363	$(888)	$24,475
Money market fund	3,294,003	4,249	3,298,252
Government bonds	105,620	599	106,219
	$3,424,986	$3,960	$3,428,946

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of December 31 and June 30, 2012 (audited):

	December 31, 2012	June 30, 2012
Prepaid rent	$38,424	$34,371
Deductible business tax credit	252,388	-
Other	105,911	14,269
Total other current assets	$396,723	$48,640

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, as of December 31 and June 30, 2012 (audited):

	December 31, 2012	June 30, 2012
Office Equipment	$361,790	$403,976
Office Furniture	2,061,419	57,018
Leasehold improvement	675,247	-
Transportation equipment	100,091	-
Other equipment	153,543	-
Total	3,352,090	460,994
Less: Accumulated Depreciation	(2,137,517)	(346,049)
Total property, plant and equipment, net	$1,214,573	$114,945

NOTE 7–OTHER ASSETS

The Company’s other assets mainly consist of deposits and restricted cash of $38,356. Restricted cash is a deposit in bank by the Company in conformity with Provisions on the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the China Insurance Regulatory Commission. Deposits include long-term leasing deposits.

NOTE 8 – GOODWILL

On September 6, 2010, Henan Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. As of December 31, 2012, there are no indications of any impairment. No intangible assets are identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang has no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

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

NOTE 9 – ACQUISITION DURING THE PERIOD

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL for $2,750,910. NT$15 million ($500,815) and NT$7.5 million ($250,095) payable in cash in two installments, and issue 10 million shares of common stock at the then market price of $0.20 per share. The FV of the identifiable assets and liabilities of AHFL at acquisition date was $8,047,654. The company recorded the $5,280,043 excess of purchase price over the FV of assets and liabilities acquired as bargain gain on purchase. We believe the gain on acquisition resulted from the sellers' strategic intent to enter the PRC market, which has a higher growth rate than Taiwan, and to become the shareholder of an OTCBB company.

We use August 31, 2012 as the closest available date to value the FV of the identifiable assets and liabilities of AHFL at acquisition date. The consolidated statement of income and other comprehensive income for the six months ended December 31, 2012 contains AHFL’s statement of income and other comprehensive income for the four months ended December 31, 2012. The consolidated statement of income and other comprehensive income for the three months ended December 31, 2012 contains AHFL’s statement of income and other comprehensive income for the three months ended December 31, 2012.The consolidated balance sheets as of December 31, 2012 contains AHFL’s balance sheets as of December 31, 2012.

A summary of AHFL’s assets and liabilities acquired as of the dates of acquisition is presented below:

August 31, 2012
(Unaudited)
ASSETS
Current assets
Cash and equivalents	$12,766,882
Marketable securities	127,834
Accounts receivable, net	2,180,392
Other current assets	490,046
Total current assets	15,565,154

Property, plant and equipment, net	976,446
Other assets	380,771
TOTAL ASSETS	$16,922,371

LIABILITIES
Current liabilities
Taxes payable	$(611,250)
Due to related party	(31,582)
Other current liabilities	(4,076,879)
TOTAL CURRENT LIABILITIES	(4,719,711)
BARGAIN GAIN	$(5,280,042)
NON CONTROLLING INEREST	$(4,171,708)
PURCHASE CONSIDERATION	$2,750,910

NOTE 10 –OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of December 31 and June 30, 2012 (audited):

	December 31, 2012	June 30, 2012
Commissions payable	$3,367,892	$16,604
Due to previous shareholders of AHFL	750,910	-
Due to previous shareholders of Jiangsu Law	82,412	81,899
Other	2,821,808	188,406
Total other current liabilities	$7,023,022	$286,909

Commissions due to sub-agents and salaries payable to administrative staff are usually settled within 12 months. Due to previous shareholders of AHFL is the balance described in Note 9. Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost. The acquisition agreement between the parties has not specified the exact time for payment of the acquisition price or imposed any interest for late payment. Others are mainly for operating expenses payable within the credit terms provided by suppliers.

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

According to tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. Therefore, as of June 30, 2012, Henan Anhou and Sichuan Kangzhuang accrued income tax payable of $400,229 for non-deductible commissions occurred before June 30, 2012.

According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. Therefore we reversed the tax payable of $114,125 accrued before December 31, 2009 for such originally non-deductible commission and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of December 31, 2012 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended December 31, 2012 and 2011:

	2012	2011
US statutory rate	34%	(34)%
Tax rate difference	(4)%	(7)%
Tax basis difference	-	(7)%
Tax un-deductible cost	(2)%	206%
Gain on bargain purchase of subsidiary	(26)%	-
Tax per financial statements	2%	158%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended December 31, 2012 and 2011:

	2012	2011
US statutory rate	34%	34%
Tax rate difference	(14)%	1%
Tax basis difference	(2)%	30%
Tax un-deductible cost	(7)%	49%
Tax per financial statements	11%	114%

NOTE 12 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31 and June 30, 2012 (audited):

	December 31, 2012	June 30, 2012
Due to Mr. Mao (Principal Shareholder of the Company)	$233,453	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	766,685	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,203	2,189
Total	$1,002,341	$445,332

During the six months and three months ended December 31, 2012 and 2011, Mr. Mao paid $233,453 and nil in expenses on behalf of the Company, for professional services fees related to the acquisition of AHFL. During the six months and three months ended December 31, 2012 and 2011, Ms. Zhu lent $325,413 and $234,466 to Henan Anhou to fund its operation. The amounts are interest-free, unsecured and payable on demand.

NOTE 13 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the six months ended December 31, 2012 and 2011 are $810,775 and $320,584, respectively. Rental expenses for the three months ended December 31, 2012 and 2011 are $411,612 and $241,827, respectively. At December 31, 2012, total future minimum lease payments under operating leases were as follows, by years:

12 months ending December 31, 2013	$919,211
12 months ending December 31, 2014	292,279
12 months ending December 31, 2015	53,222
Total	$1,264,712

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

The functional currency for the subsidiaries in Taiwan is $NT and the functional currency for the subsidiaries and VIEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of $NT and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 15– GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the six months ended December 31, 2012 and 2011 is as follows:

Geographical Areas	2012	2011
PRC	$1,579,198	$1,696,897
Taiwan	14,426,881	-
	$16,006,079	$1,696,897

The geographical distribution of China United’s revenue for the three months ended December 31, 2012 and 2011 is as follows:

Geographical Areas	2012	2011
PRC	$835,277	$1,036,635
Taiwan	11,951,502	-
	$12,786,779	$1,036,635

NOTE 16– CONDENSED FINANCIAL INFORMATION OF US PARENT

China United is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for China United on a stand-alone, unconsolidated basis as of December 31 and June 30, 2012, and for the six months ended December 31, 2012 and 2011.

CHINA UNITED INSURANCE SERVICE, INC.

BALANCE SHEETS

DECEMBER 31, 2012 AND JUNE 30, 2012

	December 31, 2012	June 30, 2012
ASSETS
Investment in subsidiaries	$9,899,040	$641,254
TOTAL ASSETS	$9,899,040	$641,254

LIABILITIES AND SHAREHOLDERS’ EQUITY
Other current liabilities	$752,781	$-
Due to related party	200,000	583
TOTAL LIABILITIES	$952,781	$583

STOCKHOLDERS’ EQUITY

Preferred stock, par value, $0.00001, 100,000,000 authorized, 1,000,000 issued and outstanding as of December 31, 2012, none issued and outstanding as of June 30, 2012	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 and 20,000,000 issued and outstanding at December 31, 2012 and June 30, 2012, respectively	291	200
Additional paid-in capital	4,674,593	2,614,691
Accumulated other comprehensive income / (loss)	14,014	(55,248)
Accumulated deficit	4,257,351	(1,918,972)
TOTAL STOCKHOLDERS’ EQUITY	8,946,259	640,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,899,040	$641,254

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF OPERATIONS

	Six Months Ended December 31, 2012	Six Months Ended December 31, 2011
Revenues	$-	$-
Cost of service	-	-
Gross profit	-	-
Operating expenses:
General and administrative	200,000	-
Loss from operations	(200,000)	-
Other expenses
Equity in earnings / (loss) of subsidiaries	932,732	(297,126)
Bargain gain on purchase of subsidiaries	5,280,042	-
Income (loss) before income taxes	6,012,774	(297,126)
Income tax expense	-	-
Net income (loss)	$6,012,774	$(297,126)

NOTE 17– PRO FORMA CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

The basis of pro forma consolidated statements of income of the Company is as if the Acquisition Agreement were signed on July 1, 2010 and 2011, and AHFL’s acquisition of Law Enterprise happened on the same date. The pro forma consolidated statements of income were derived from the statement of income for the six months ended December 31, 2012 and 2011 of AHFL and CUIS. The Company recorded the excess of purchase price over the fair value of assets and liabilities acquired as bargain gain on purchase in the pro forma consolidated statements of income.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Six Months Ended December 31, 2012
	CUIS	AHFL	Pro Forma Adjustment	Pro Forma

Revenues	$1,579,198	$20,787,741	$-	$22,366,939
Cost of revenue	827,853	13,548,695	-	14,376,548

Gross profit	751,345	7,239,046	-	7,990,391

Operating expenses:
General and administrative	790,807	4,658,306	-	5,449,113

Income (loss) from operations	(39,462)	2,580,740	-	2,541,278

Other income

Interest income	1,704	34,123	-	35,827
Bargain gain on purchase of subsidiaries	-	-	5,280,042	5,280,042
Other – net	264	246,480	-	246,744
	1,968	280,603	5,280,042	5,562,613

Income (loss) before income taxes	(37,494)	2,861,343	5,280,042	8,103,891
Income tax expense (benefit)	(103,204)	437,232	-	334,028

Net income	65,710	2,424,111	5,280,042	7,769,863
Net income attributable to noncontrolling interest	-	(820,205)	-	(820,205)
Net income attributable to CUIS’s shareholders	65,710	1,603,906	5,280,042	6,949,658
Other comprehensive income	13,972	-	-	13,972

Comprehensive income	$79,682	$1,603,906	$5,280,042	$6,963,630

Weighted average shares outstanding:
Basic and diluted				29,100,503

Earning per share:
Basic and diluted				$0.26

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Six Months Ended December 31, 2011
	CUIS	AHFL	Pro Forma

Revenues	$1,696,897	$21,951,392	$23,648,289
Cost of revenue	1,184,021	15,835,178	17,019,199

Gross profit	512,876	6,116,214	6,629,090

Operating expenses:
General and administrative	635,594	4,295,302	4,930,896

Income (loss) from operations	(122,718)	1,820,912	1,698,194

Other income

Interest income	2,389	401,851	404,240
Other – net	347	1,218,216	1,218,563
	2,736	1,620,067	1,622,803

Income (loss) before income taxes	(119,982)	3,440,979	3,320,997
Income tax expense	189,055	485,519	674,574

Net income (loss)	(309,037)	2,955,460	2,646,423
Net income (loss) attributable to noncontrolling interest	-	-	-
Net income (loss) attributable to CUIS’s shareholders	(309,037)	2,955,460	2,646,423
Other comprehensive income	13,972	-	13,972

Comprehensive income (loss)	$(295,065)	$2,955,460	$2,660,395

Weighted average shares outstanding:
Basic and diluted			29,100,503

Earning per share:
Basic and diluted			$0.09

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

As of December 31, 2012, through our CAE, we had two insurance agencies and one brokerage and 37 service outlets with 916 full-time sales professionals, 37 part-time sales professionals and 67 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 22 sales and service outlets (including the headquarters) and 1424 full-time sales professionals, 489 part-time sales professionals and 151 administrative staff in Taiwan.

Critical Accounting Policies

The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the reporting periods. Management makes these estimates using the best information available when they are made.  However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting the Company’s financial statements; the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments The Company has not made any material changes in the methodology used in these accounting polices during the past two years.

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

Income taxes

The Company utilizes ASC Topic 740 “Income Taxes”, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of December 31, 2012 and June 30, 2012 (audited), the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current and past fiscal years.  During the three months and six months ended December 31, 2012 and 2011, the Company did not recognize any interest or penalties.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value (“FV”).  Assets to be disposed of are reported at the lower of the carrying amount or FV, less costs of disposal.

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

Results of Operations for the three months ended December 31,

	2012	2011	Percentage Change

Revenues	$12,786,779	$1,036,635	1,133%
Cost of revenue	7,931,673	652,658	1,115%

Gross profit	4,855,106	383,977	1,164%

Operating expenses:
General and administrative	3,496,254	284,951	1,127%

Income from operations	1,358,852	99,026	1,272%

Other income
Interest income	35,498	1,309	2,612%
Bargain gain on purchase of subsidiaries	-	-
Other – net	122,238	1,669	7,224%
Total other income (expenses)	157,736	2,978	5,197%

Income before income taxes	1,516,588	102,004	1,387%
Income tax expense	166,289	116,636	43%

Net income (loss)	1,350,299	(14,632)	9,328%
Net income attributable to noncontrolling interest	(460,670)	-
Net income (loss) attributable to parent's shareholders	889,629	(14,632)	6,180%
Other comprehensive income (loss)	(163,549)	7,203	2,371%

Comprehensive income (loss )	$726,080	$(7,429)	9,874%

Weighted average shares outstanding:
Basic and diluted	29,100,503	20,000,000

Income (loss) per share:
Basic and diluted	$0.03	$0.00

Three Months Ended December 31, 2012 Compared to Three Months Ended December 31, 2011

Our results of operations for the three months ended December 31, 2012 contains the results for three months ended December 30, 2012 of AHFL. The majority of AHFL’s result is generated by Law Broker, its subsidiary in Taiwan. Acquisition of AHFL enables us to expand our business to Taiwan.

Revenues

Revenues increased by $11,750,144, or 1,133%, from $1,036,635 for the three months ended December 31, 2011 to $12,786,779 for the three months ended December 31, 2012. The increase in commissions and fees was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach untapped market in Taiwan and increased our sub agent numbers from 1,098 as of June 30, 2012 to 2,829 as of December 31, 2012.

Cost of revenue and gross profit

The cost of revenue for the three months ended December 31, 2012 increased by $7,279,015, or 1,115%, to $7,931,673 compared with $652,658 for the three months ended December 31, 2011. Over 90% of the cost of revenue are commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased.

The gross profit for the three months ended December 31, 2012 increased by $4,471,129, or 1,164%, to $4,855,106 compared with $383,977 for the three months ended December 31, 2011. The gross profit ratio increased from 37% for the three months ended December 31, 2011 to 38% for the three months ended December 31, 2012. The increase in profitability was mainly due to the higher margins of Law Broker.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the three months ended December 31, 2012, G&A expenses were $3,496,254, and increased by $3,211,303, or 1,127%, compared with $ 284,951 for the three months ended December 31, 2011. The growth of expenses is due to the overall growth of our business and the acquisition of AHFL. For the three months ended December 31, 2012, the Company accrued $200,000 for expenses related to the acquisition.

Other income

Other income for the three months ended December 31, 2012 was mainly rental income of spare offices and garage.

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

According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be revised. Therefore, during the three months ended December 31, 2012, we reversed the tax payable of $21,475 accrued in 2011 for such deductible commissions and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of December 31, 2012 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

Results of Operations for the six months ended December 31,

	2012	2011	Percentage Change

Revenues	$16,006,079	$1,696,897	843%
Cost of revenue	10,097,295	1,184,021	753%

Gross profit	5,908,784	512,876	1,052%

Operating expenses:
General and administrative	4,526,525	635,594	612%

Income (loss) from operations	1,382,259	(122,718)	1,226%

Other income
Interest income	36,144	2,389	1,413%
Bargain gain on purchase of subsidiaries	5,280,042	-
Other – net	165,562	347	47,612%
Total other income	5,481,748	2,736	200,256%

Income (loss) before income taxes	6,864,007	(119,982)	5,821%
Income tax expense	155,470	189,055	(18)%

Net income (loss)	6,708,537	(309,037)	2,271%
Net income attributable to noncontrolling interest	(532,213)	-
Net income (loss) attributable to parent's shareholders	6,176,324	(309,037)	2,099%
Other comprehensive income	69,265	12,634	448%

Comprehensive income (loss )	$6,245,589	$(296,403)	2,207%

Weighted average shares outstanding:
Basic and diluted	26,111,373	20,000,000

Income (loss) per share:
Basic and diluted	$0.24	$(0.02)

Six Months Ended December 31, 2012 Compared to Six Months Ended December 31, 2011

Revenues

Revenues increased by 843% from $ 1,696,897 for the six months ended December 31, 2011 to $ 16,006,079 for the six months ended December 31, 2012. The increase in commissions and fees was mainly attributable to the increase in the number of sales agents in our distribution network. As of December 31, 2012 we had 1,255 compared to 916 agents as of December 31, 2011. The average revenue per sales agent has also increased as the sales agents gained additional client relationships, experience and training.

Cost of revenues and gross profit

The cost of revenues for the six months ended December 31, 2012 increased to $10,097,295, or by 753%, compared with $1,184,021 for the six months ended December 31, 2011. Over 90% of the cost of revenues is commissions paid to our sales agents. Therefore the cost of services increased as the sales increased.

The gross profit increased to $5,908,784, or by 1,052% for the same periods. The gross profit ratio remained stable at around 37% because the ratio of commissions paid to agents remained unchanged at 70% of the commissions received from the insurance companies during these periods.

General and administrative expenses

The G&A expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the six months ended December 31, 2012, G&A expenses were $4,526,525, an increase of $3,890,931 compared to the six months ended December 31, 2011. The increase is due to the overall growth of our business and our plans of preparing to become an exchange traded company, including costs to enhance our internal controls and acquisition of AHFL.

Other income

Other income for the three months ended September 30, 2012 mainly was the bargain gain on acquiring AHFL and rental income. We believe the gain on acquisition resulted from the sellers' strategic intent to enter the PRC market, which has a higher growth rate than Taiwan, and to become shareholders of an OTCBB traded company.

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

The balance of income tax payable as of December 31, 2012 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

Liquidity and Capital Resources

Prior to June 30, 2012, the Company’s gross margin couldn’t cover its operating expenses and recorded accumulated deficit of $1,918,972. As a result, the Company needed to partially finance its operations through capital contribution and borrowings from related parties.

As a result of the acquisition of AHFL, our cash and equivalents increased by $9,433,556. As of December 31, 2012, the Company had cash and equivalents of $10,687,765.

The net cash used in operating activities during the six months ended December 31, 2012 and 2011 was $(222,457) and $(97,881), respectively. The increase was due to our expansion to Taiwan.

Net cash provided by investing activities was $9,285,476 during the six months ended December 31, 2012. This was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities. The net cash used in investing activities was $(15,888) for the six months ended December 31, 2011.

For the six months ended December 31, 2012 and 2011, net cash provided by financing activities was $325,427 and $152,888, respectively. The increase in cash provided by financing activities was primarily due to the need for additional operating capital to support our business in Henan.

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China;
•	expanding business scale in China, through mergers & acquisitions.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2012 and June 30, 2012 (audited):

	December 31, 2012	June 30, 2012
Due to Mr. Mao (Principal Shareholder of the Company)	$233,453	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	766,685	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,203	2,189
Total	$1,002,341	$445,332

During the six months and three months ended December 31, 2012 and 2011, Mr. Mao paid $233,453 and nil in expenses on behalf of the Company, for the professional services fees related to the acquisition of AHFL. During the six months and three months ended December 31, 2012 and 2011, Ms. Zhu lent $325,413 and $234,466 to Henan Anhou to fund its operation. The amounts are interest-free, unsecured and repayable on demand.

Off Balance Sheet Arrangements

As of December 31, 2012, the Company had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Lo Chung Mei, our Chief Executive Officer, and Chuang Yung Chi, our Chief Financial Officer, concluded that as of December 31, 2012, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the three months ended December 31, 2012, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

Not applicable

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

Departure of Director and Director Appointment

On February 13, 2013, the Company received a letter of resignation from Mr. Hsu Tzu En (“Mr. Hsu”) informing the Company that Mr. Hsu resigned as a director of the Company effective immediately. Mr. Hsu’s resignation is due to personal reasons and not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

On February 13, 2013, the Board of Directors of the Company appointed Ms. Chen Kuei Chiao, age 47 as a director of the Company to fill the vacancy created by the resignation of Mr. Hsu.

Prior to her appointment as a director of the Company, Ms. Chen served as store manager for KFC in Taiwan from 1987 to 1996. Ms. Chen graduated from Yongda Technology College with an associate degree in chemical engineering.

Employee Stock Option Pool

On August 24, 2012 the Company entered into an Acquisition Agreement with all the shareholders of Action Holdings Financial Limited (“AHFL”), a British Virgin Islands limited liability company, to acquire all the issued and outstanding shares of AHFL (the “Acquisition Agreement”). Pursuant to the Acquisition Agreement, the Company covenants that, within three months after August 24, 2012, it would set up an employee stock and option pool (the “ESOP”), consisting of options, upon exercise, convertible into up to two million common stock of the Company, for employees of Law Insurance Broker Co., Ltd., a subsidiary of AHFL. The Company is in the process of setting up the ESOP.

Website of the Company

The Company has launched an official website at www.cuis.asia.

Change of Principal Executive Office

In response to the recent acquisition of AHFL and the increased business operation needs in Taiwan, the Company has switched its principal office to 7 F, No. 311 Section 3, Nan-King East Road, Taipei City, Taiwan. The Company’s new telephone number shall be 8862-87126958. The office’s lease has a term of two years, commencing on November 21, 2012 and terminating on November 20, 2014. The current rent of the office is $12,849 per month.

Recently enacted PRC Regulations Applicable to the Chinese Insurance Market

On January 6, 2013, China Insurance Regulatory Commission (“CIRC”) issued the Measures for Supervision and Administration of Insurance Sale Practitioners (the “ISP Measures”) which shall take effect on July 1, 2013. Pursuant to the ISP Measures, only people with associate college degree or above and full capacity of civil conduct may take the qualification exam for the insurance sales practitioners organized by CIRC, and no one, without such a qualification certificate for the insurance sales practitioner (the "Insurance Sale Qualification Certificate"), may engage in insurance sales practice. The local counterpart dispatched by CIRC may, based on the respective reality of such location, lower such academic requirement. Upon receipt of the Insurance Sale Qualification Certificate, the insurance sales practitioner shall also obtain the practicing certificate (the “Insurance Sale Practicing Certificate”) issued by the insurance company or the insurance agency where he works. The insurance agencies shall submit the internet registration of their insurance sale practitioners to the supervision system of CIRC and establish management profiles for their insurance sale practitioners. Failure to comply with he ISP Measures by an insurance sale practitioner may subject the related insurance agency to penalties. The ISP Measures will replace the Provisions on the Administration of Insurance Salespersons issued by CIRC on April 6, 2006.

On January 6, 2013, CIRC issued the Measures for Supervision and Administration of Insurance Brokerage Practitioners and Insurance Assessment Practitioners (the “IBP Measures"), which shall take effect on July 1, 2013. Pursuant to the IBP Measures, only people with associate college degree or above and full capacity of civil conduct may take the qualification exam for the insurance brokerage practitioners organized by CIRC, and no one, without such a qualification certificate for the insurance brokerage practitioner (the "Insurance Brokerage Qualification Certificate"), may engage in insurance brokerage practice. Upon receipt of the Insurance Brokerage Qualification Certificate, the insurance brokerage practitioner shall also obtain the practicing certificate (the “Insurance Brokerage Practicing Certificate”) issued by the insurance brokerage institutions where he works. The insurance brokerage institutions shall submit the internet registration of their insurance brokerage practitioners to the supervision system of CIRC and establish management profiles for their insurance brokerage practitioners. Failure to comply with he IBP Measures by an insurance brokerage practitioner may subject the related insurance brokerage institutions to penalties.

On January 16, 2013, CIRC issued the Basic Service Standards for Professional Insurance Agencies, Insurance Brokers and Insurance Assessment Institutions (collectively, the “Basic Service Standards”). Pursuant to the Basic Service Standards, during the provision of services, professional insurance agencies, insurance brokers as well as insurance assessment institutions shall comply with laws, administrative regulations and the relevant provisions of CIRC, protect the rights and interests of clients in good faith, with professional competency and due diligence, fully and properly fulfill its notification and disclosure obligations, and protect the privacy and business secrets of clients. The Basic Service Standards also sets forth detailed procedures and contents with respect to the basic service standards of the related practices.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit
10.1	Translation of Tenancy Contract, between Pon-Chen Co., Ltd. and Law Insurance Broker Co., Ltd., dated October 5, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Date: February 14, 2013	By:	/s/ Lo Chung Mei
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: February 14, 2013	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

