Form 10-Q
period 2013-03-31
China United Insurance Service, Inc.
filed 2013-05-15
CIK 1512927

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of May 1, 2013, there are 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

References to "China" or the "PRC" refer to the People’s Republic of China (excluding Hong Kong, Macao and Taiwan). References to Taiwan refer to Taiwan, Republic of China.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$10,469,817	$1,258,211
Marketable securities	3,361,534	-
Accounts receivable, net	4,388,504	184,767
Other current assets	461,825	48,640
Total current assets	18,681,680	1,491,618

Property, plant and equipment, net	1,192,569	114,945
Goodwill	119,945	118,855
Other assets	535,835	113,217
TOTAL ASSETS	$20,530,029	$1,838,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$1,101,099	$405,723
Other current liabilities	4,194,242	286,909
Due to related parties	420,587	445,332
TOTAL CURRENT LIABILITIES	5,715,928	1,137,964

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of March 31, 2013, none issued and outstanding as of June 30, 2012	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding as of March 31, 2013, 20,100,503 issued and outstanding as of June 30, 2012	291	201
Additional paid-in capital	4,674,593	2,674,692
Accumulated other comprehensive loss	(10,243)	(55,250)
Retained earnings (accumulated deficit)	4,951,335	(1,918,972)
Stockholders' equity attributable to parent's shareholders	9,615,986	700,671
Non-controlling interest	5,198,115	-
TOTAL STOCKHOLDERS’ EQUITY	14,814,101	700,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,530,029	$1,838,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME AND OTHER COMPREHENSIVE INCOME / (LOSS) (UNAUDITED)

	Nine Months Ended March 31,		Three Months Ended March 31,
	2013	2012	2013	2012

Revenues	$27,951,585	$2,396,066	$11,945,506	$699,169
Cost of revenue	18,055,254	1,692,384	7,957,959	508,363

Gross profit	9,896,331	703,682	3,987,547	190,806

Operating expenses:
General and administrative	7,212,718	904,827	2,686,193	269,233

Income (loss) from operations	2,683,613	(201,145)	1,301,354	(78,427)

Other income:
Interest income	61,330	3,570	25,186	1,181
Bargain gain on purchase of subsidiaries	5,280,042	-	-	-
Other - net	307,655	614	142,093	267
Total other income	5,649,027	4,184	167,279	1,448

Income (loss) before income taxes	8,332,640	(196,961)	1,468,633	(76,979)
Income tax expense	458,064	261,334	302,594	72,279

Net income (loss)	7,874,576	(458,295)	1,166,039	(149,258)
Net income attributable to noncontrolling interest	(1,006,447)	-	(474,234)	-
Net income (loss) attributable to parent's shareholders	6,868,129	(458,295)	691,805	(149,258)

Other comprehensive items
Foreign currency translation gain (loss) attributable to parent's shareholders	45,007	13,702	(24,258)	1,791
Foreign currency translation gain (loss) attributable to non-controlling interest	19,882	-	40,797	-

Comprehensive income (loss) attributable to parent's shareholders	$6,913,136	$(444,593)	$667,547	$(147,467)

Comprehensive income (loss) attributable to non-controlling interest	$(986,565)	$(444,593)	$(433,437)	$(147,467)

Weighted average shares outstanding:
Basic and diluted	27,093,204	20,100,503	29,100,503	20,100,503

Income (loss) per share:
Basic and diluted	$0.26	$(0.02)	$0.02	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended March 31,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$7,874,576	$(458,295)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	112,503	35,345
Bargain gain on purchase of subsidiaries	(5,280,042)	-
Share-based payment	-	1,508
Changes in operating assets and liabilities:
Accounts receivable	(2,023,345)	38,251
Other current assets	76,861	(4,957)
Other assets	(41,847)	-
Taxes payable	84,126	236,190
Other current liabilities	(720,478)	(48,086)
Net cash provided by (used in) operating activities	82,354	(200,044)

Cash flows from investing activities:
Cash acquired in acquisition	12,766,882	-
Purchase marketable securities	(3,233,700)	-
Purchase of property, plant and equipment	(196,725)	(15,946)
Net cash provided by (used in) investing activities	9,336,457	(15,946)

Cash flows from financing activities:
Repayment on borrowings from related parties	-	(18,099)
Proceeds from (repayment to) related party	(256,327)	210,897
Net cash provided by (used in) financing activities	(256,327)	192,798

Effect of exchange rate changes on cash and equivalents	49,122	31,428

Net increase in cash and equivalents	9,211,606	8,236

Cash and equivalents, beginning balance	1,258,211	1,297,213

Cash and equivalents, ending balance	$10,469,817	$1,305,449

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$468,265	$15,720

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013 AND 2012 (UNAUDITED)

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

On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 shares of common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company.

On August 24, 2012, the Company acquired all of the issued and outstanding shares (100% of voting equity interest) of Action Holdings Financial Limited (“AHFL”), an LLC incorporated under the laws of the British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Pursuant to the provisions of the Acquisition Agreement and for all of the issued and outstanding shares of AHFL, the Company will pay NT$15 million ($500,815) on or prior to March 31, 2013 and New Taiwan Dollar (“NT$”) NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition the Company agreed to (i) issue 8,000,000 shares of common stock of the Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of the Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of the Company.

On August 17, 2012, AHFL purchased 13,593,015 shares of common stock of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996, from certain shareholders at $NT12.8 ($0.44) per share, which was 65.95% ownership in Law Enterprise. As of August 24, 2012, Law Enterprise held (i) 100% of Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent”), an LLC incorporated in Taiwan on June 3, 2000.

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL.

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

Foreign Currency Transactions

The consolidated financial statements were translated into United States Dollars (“USD” or “$”) in accordance with FASB ASC Topic 830 "Foreign Currency Transaction".  According to the statement, all assets and liabilities were translated at the exchange rate on the balance sheet dates; stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the period. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220 “Comprehensive Income". Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of income and other comprehensive income (loss).

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

Accounts Receivable

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each period-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of March 31, 2013 and June 30, 2012.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the nine months ended March 31, 2013 or 2012.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 8). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of March 31, 2013, there are no indications of any impairment.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the nine months ended March 31, 2013 and 2012, policy cancellations were $15,087 and nil, respectively. For the three months ended March 31, 2013 and 2012, policy cancellations were $4,470 and nil, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of March 31, 2013 and June 30, 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. During the nine months ended March 31, 2013 and 2012, the Company did not recognize any interest or penalties.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of March 31, 2013 and June 30, 2012 (audited), substantially all of the Company’s cash and equivalents and restricted cash was held by major financial institutions in Taiwan, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

The Company has two principal insurance companies, Fubong Life Insurance Co., Ltd. (“Fubong”) and Far Glory Life Insurance (“Far Glory”), for which it acts as an insurance agent. For the nine and three months ended March 31, 2013 and 2012, the Company’s revenues from sale of insurance policies underwritten by these two companies was:

	Nine Months Ended
	March 31, 2013	March 31, 2012
Fubong	$7,418,103	$-
Far Glory	8,660,419	-

	Three Months Ended
	March 31, 2013	March 31, 2012
Fubong	$2,578,745	$-
Far Glory	3,676,194	-

As of March 31, 2013 and June 30, 2012 (audited), the Company’s receivables from these two companies were:

	March 31, 2013	June 30, 2012
Fubong	$1,497,710	$-
Far Glory	1,558,667	-

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

Segment Reporting

The Company follows ASC Topic 280, “Segment Reporting”, for its segment reporting.  For the nine months ended March 31, 2013 and 2012, the Company’s chief operating decision maker managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC and Taiwan (combined referred as “Greater China”). All revenues are derived from Greater China and all long-lived assets are in Greater China.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which could result in a loss to the Company which will be resolved when one or more future events occur or fail to occur. The Company’s management assesses such contingent liabilities, and such assessment inherently involves judgment. In assessing loss contingencies arising from legal proceedings pending against the Company or unasserted claims that may rise from such proceedings, the Company’s management evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought.

If the assessment of a contingency indicates it is probable a material loss will be incurred and the amount of the loss can be reasonably estimated, then the estimated loss is accrued in the Company’s financial statements. If the assessment indicates a material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material would be disclosed.

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

As a result of the agreements among CU WFOE, the shareholders of Henan Anhou and Henan Anhou, CU WFOE is considered the primary beneficiary of Henan Anhou. CU WFOE has effective control over Henan Anhou; therefore, CU WFOE consolidates the results of operations of Henan Anhou and its subsidiaries. Accordingly the results of operations, assets and liabilities of Henan Anhou and its subsidiaries are consolidated in the Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

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

In June 2011, the FASB issued ASU 2011-04 Fair Value Measurement (Topic 820), “Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards” (“IFRS”). The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring FV and for disclosing information about FV measurements. The amendments include:

1.	Those that clarify the Board of Directors' intent about the application of existing FV measurement and disclosure requirements.

2.	Those that change a particular principle or requirement for measuring FV or for disclosing information about fair value measurements.

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

NOTE 3 – CASH AND EQUIVALENTS

As of March 31, 2013 and June 30, 2012 (audited) our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in Eastspring Investment Well Pool Money Market Fund, equity securities of listed stocks and government bonds, which are classified as Level 1 securities as follows:

	March 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Equity securities	$25,363	$2,038	$27,401
Money market fund	3,294,003	(63,723)	3,230,280
Government bonds	105,620	(1,767)	103,853
	$3,424,986	$(63,452)	$3,361,534

The unrealized gains (losses) on trading securities were recorded in other income, other – net. The unrealized gains (losses) on available-for-sale securities were recorded in accumulated other comprehensive income (loss) in the stockholders’ equity.

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of March 31, 2013 and June 30, 2012 (audited):

	March 31, 2013	June 30, 2012
Prepaid rent	$72,971	$34,371
Deductible business tax credit	246,764	-
Other	142,090	14,269
Total other current assets	$461,825	$48,640

NOTE 6– PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consisted of the following, as of March 31, 2013 and June 30, 2012 (audited):

	March 31, 2013	June 30, 2012
Office Equipment	$361,196	$304,509
Office Furniture	795,752	57,018
Leasehold improvements	359,647	-
Transportation equipment	100,380	99,467
Other equipment	42,532	-
Total	1,659,507	460,994
Less: accumulated depreciation	(466,938)	(346,049)
Total property, plant and equipment, net	$1,192,569	$114,945

NOTE 7–OTHER ASSETS

The Company’s other assets mainly consist of deposits and restricted cash of $79,778. Restricted cash is a deposit in bank by the Company in conformity with Provisions on the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the China Insurance Regulatory Commission. Deposits include long-term leasing deposits.

NOTE 8 – GOODWILL

On September 6, 2010, Henan Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. As of March 31, 2013, there are no indications of any impairment. No intangible assets are identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang has no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

NOTE 9 – RECENT ACQUISITION

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL for $2,750,910. NT$15 million ($500,815) and NT$7.5 million ($250,095) payable in cash in two installments, and 10 million shares of common stock at the then market price of $0.20 per share. The FV of the identifiable assets and liabilities of AHFL at acquisition date was $8,047,654. The Company recorded the $5,280,043 excess of purchase price over the FV of assets and liabilities acquired as bargain gain on purchase. We believe the gain on acquisition resulted from the sellers' strategic intent to enter the PRC market, which has a higher growth rate than Taiwan, and to become the shareholder of an OTCBB company.

We use August 31, 2012 as the closest available date to value the FV of the identifiable assets and liabilities of AHFL at acquisition date. The consolidated statement of income and other comprehensive income for the nine months ended March 31, 2013 contains AHFL’s statement of income and other comprehensive income for the four months ended March 31, 2013. The consolidated statement of income and other comprehensive income for the three months ended March 31, 2013 contains AHFL’s statement of income and other comprehensive income for the three months ended March 31, 2013.The consolidated balance sheets as of March 31, 2013 contains AHFL’s balance sheets as of March 31, 2013.

A summary of AHFL’s assets and liabilities acquired as of the dates of acquisition is presented below:

August 31, 2012
(Unaudited)
ASSETS
Current assets
Cash and equivalents	$12,766,882
Marketable securities	127,834
Accounts receivable, net	2,180,392
Other current assets	490,046
Total current assets	15,565,154

Property, plant and equipment, net	976,446
Other assets	380,771
TOTAL ASSETS	$16,922,371

LIABILITIES
Current liabilities
Taxes payable	$(611,250)
Due to related party	(31,582)
Other current liabilities	(4,076,879)
TOTAL CURRENT LIABILITIES	(4,719,711)
BARGAIN GAIN	(5,280,042)
NON CONTROLLING INEREST	(4,171,708)
PURCHASE CONSIDERATION	$2,750,910

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of March 31, 2013 and June 30, 2012 (audited):

	March 31, 2013	June 30, 2012
Commission payable to sub agents	$2,263,031	$-
Salary payable to administrative staff	236,352	16,604
Due to previous shareholders of AHFL	750,910	-
Due to previous shareholders of Sichuan Kang Zhuang and Jiangsu Law	82,650	81,899
Accrued expenses	263,593	-
Others	597,706	188,406
Total other current liabilities	$4,194,242	$286,909

Commissions due to sub-agents and salaries payable to administrative staff are usually settled within 12 months. Due to previous shareholders of AHFL is the balance described in Note 9. Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost. The acquisition agreement between the parties has not specified the exact time for payment of the acquisition price or imposed any interest for late payment. Others are mainly for operating expenses payable within the credit terms provided by suppliers. Withholding employee personal tax will be paid to local tax bureau within one month. Other mainly represents short term payable for expenses such as training and travelling.

NOTE 11– OTHER INCOME, OTHER-NET

The following table lists the other income, other-net, detail for the nine months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Rental income	$218,549	$-
Investment income - net	17,804	-
Other	71,302	614
Total	$307,655	$614

The following table lists the other income, other-net, detail for the three months ended March 31, 2013 and 2012:

	March 31, 2013	March 31, 2012
Rental income	$39,824	$-
Investment income - net	9,365	-
Other	92,904	267
Total	$142,093	$267

NOTE 12 – INCOME TAX

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

According to Chinese tax regulations effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. Therefore, as of June 30, 2012, Henan Anhou and Sichuan Kangzhuang accrued income tax payable of $400,229 for non-deductible commissions occurred before June 30, 2012.

According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. Therefore, for the nine months ended March 31, 2013, we reversed the tax payable of $171,509 accrued before March 31, 2010 for such originally non-deductible commission and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of March 31, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended March 31, 2013 and 2012:

	2013	2012
US statutory rate	34%	(34)%
Tax rate difference	(7)%	8%
Tax basis difference	0%	1%
Un-deductible and non-taxable items	0%	158%
Non-taxable gain on bargain purchase of subsidiary	(22)%	-%
Tax per financial statements	5%	133%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2013 and 2012:

	2013	2012
US statutory rate	34%	(34)%
Tax rate difference	(23)%	9%
Tax basis difference	0%	13%
Un-deductible and non-taxable items	10%	106%
Tax per financial statements	21%	94%

NOTE 13 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2013 and June 30, 2012 (audited):

	March 31, 2013	June 30, 2012
Due to Mr. Mao (Principal Shareholder of the Company)	$270,949	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	147,430	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,208	2,189
Total	$420,587	$445,332

During the nine months and three months ended March 31, 2013 and 2012, Mr. Mao paid $270,949 and $37,496 in expenses on behalf of the Company, for professional services fees related to the acquisition of AHFL. During the nine months and three months ended March 31, 2013 and 2012, Henan Anhou repaid $293,842 and $619,256 to Ms. Zhu. The amounts are interest-free, unsecured and payable on demand.

NOTE 14 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the nine months ended March 31, 2013 and 2012 were $1,187,951 and $586,807 respectively. Rental expenses for the three months ended March 31, 2013 and 2012 were $377,176 and $266,223, respectively. At March 31, 2013, total future minimum lease payments under operating leases were as follows, by years:

12 months ending March 31, 2014	$636,184
12 months ending March 31, 2015	207,692
12 months ending March 31, 2016	27,591
Total	$871,467

NOTE 15 – FINANCIAL RISK MANAGEMENT AND FAIR VALUES

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

The BOD of the Company is responsible for the overall cash management and raising borrowings to cover expected cash demands. The Company regularly monitors its liquidity requirements, to ensure it maintains sufficient reserves of cash and readily realizable marketable securities and adequate committed lines of funding from major financial institutions to meet its liquidity requirements in the short and longer term.

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

NOTE 16 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the nine months ended March 31, 2013 and 2012 is as follows:

Geographical Areas	2013	2012
PRC	$2,147,576	$2,396,066
Taiwan	25,804,009	-
	$27,951,585	$2,396,066

The geographical distribution of China United’s revenue for the three months ended March 31, 2013 and 2012 is as follows:

Geographical Areas	2013	2012
PRC	$568,378	$699,169
Taiwan	11,377,128	-
	$11,945,506	$699,169

NOTE 17 – CONDENSED FINANCIAL INFORMATION OF US PARENT

China United is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for China United on a stand-alone, unconsolidated basis as of March 31, 2013 and June 30, 2012 (audited), and for the nine months ended March 31, 2013 and 2012.

CHINA UNITED INSURANCE SERVICE, INC.

BALANCE SHEETS

MARCH 31, 2013 AND JUNE 30, 2012 (AUDITED)

	March 31, 2013	June 30, 2012
ASSETS
Investment in subsidiaries	$10,542,633	$641,254
TOTAL ASSETS	$10,542,633	$641,254

LIABILITIES AND STOCKHOLDERS' EQUITY
Other current liabilities	$752,781	$-
Due to related party	200,000	583
TOTAL LIABILITIES	$952,781	$583

STOCKHOLDERS’ EQUITY

Preferred stock, par value, $0.00001, 100,000,000 authorized, 1,000,000 issued and outstanding as of March 31, 2013, none issued and outstanding as of June 30, 2012	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 and 20,000,000 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	291	200
Additional paid-in capital	4,674,593	2,614,691
Accumulated other comprehensive income (loss)	9,379	(55,248)
Accumulated deficit	4,905,579	(1,918,972)
TOTAL STOCKHOLDERS’ EQUITY	9,589,852	640,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,542,633	$641,254

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF OPERATIONS

	Nine Months Ended
	March 31, 2013	March 31, 2012
Revenues	$-	$-
Cost of service	-	-
Gross profit	-	-
Operating expenses:
General and administrative	200,000	1,508
Loss from operations	(200,000)	(1,508)
Other expenses
Equity in earnings / (loss) of subsidiaries	1,576,325	(441,578)
Bargain gain on purchase of subsidiaries	5,280,042	-
Income (loss) before income taxes	6,656,367	(443,086)
Income tax expense	-	-
Net income (loss)	$6,656,367	$(443,086)

NOTE 18 – PRO FORMA CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)

The basis of pro forma consolidated statements of income of the Company is as if the Acquisition Agreement were signed on July 1, 2010 and 2011, and AHFL’s acquisition of Law Enterprise happened on the same date. The pro forma consolidated statements of income were derived from the statement of income for the nine months ended March 31, 2013 and 2012 of AHFL and CUIS. The Company recorded the excess of purchase price over the fair value of assets and liabilities acquired as bargain gain on purchase in the pro forma consolidated statements of income.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Nine Months Ended March 31, 2013
	CUIS	AHFL	Sub Total	Pro Forma Adjustment	Pro Forma

Revenues	$2,147,576	$25,804,009	$27,951,585	$6,272,921	$34,224,506
Cost of revenue	1,213,613	16,841,641	18,055,254	4,220,507	22,275,761

Gross profit	933,963	8,962,368	9,896,331	2,052,414	11,948,745

Operating expenses:
General and administrative	1,255,009	5,757,709	7,012,718	1,105,880	8,118,598

Income (loss) from operations	(321,046)	3,204,659	2,883,613	946,534	3,830,147

Other income (expenses)
Interest income	2,339	58,991	61,330	(505)	60,825
Gain on acquisition of subsidiary	-	-	-	5,280,042	5,280,042
Other - net	(578)	308,233	307,655	79,728	387,383
Total other income	1,761	367,224	368,985	5,359,265	5,728,250

Income before income taxes	(319,285)	3,571,883	3,252,598	6,305,799	9,558,397
Income tax expense (benefit)	(157,875)	615,938	458,063	175,672	633,735

Net income	(161,410)	2,955,945	2,794,535	6,130,127	8,924,662

Net income attributable to the non-controlling interests	-	1,006,447	1,006,447	283,185	1,289,632

Net income attributable to CUIS’s shareholders	(161,410)	1,949,498	1,788,088	5,846,942	7,635,030

Other comprehensive income (loss)	13,972	-	13,972	-	13,972

Comprehensive income (loss)	$(147,438)	$1,949,498	$1,802,060	$5,846,942	$7,649,002

Weighted average shares outstanding:
Basic and diluted					27,093,204

Earning per share:
Basic and diluted					$0.29

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Nine Months Ended March 31, 2012
	CUIS	AHFL	Pro Forma

Revenues	$2,396,066	$21,951,392	$24,347,458
Cost of revenue	1,692,384	15,835,178	17,527,562

Gross profit	703,682	6,116,214	6,819,896

Operating expenses:
General and administrative	904,827	4,295,302	5,200,129

Income (loss) from operations	(201,145)	1,820,912	1,619,767

Other income
Interest income	3,570	401,851	405,421
Other - net	614	1,218,216	1,218,830
Total other income	4,184	1,620,067	1,624,251

Income (loss) before income taxes	(196,961)	3,440,979	3,244,018
Income tax expense	261,334	485,519	746,853

Net income (loss)	(458,295)	2,955,460	2,497,165

Net income (loss) attributable to CUIS’s shareholders	(458,295)	2,955,460	2,497,165

Other comprehensive income	13,702	-	13,702

Comprehensive income (loss)	$(444,593)	$2,955,460	$2,510,867

Weighted average shares outstanding:
Basic and diluted			27,093,204

Earning per share:
Basic and diluted			$0.09

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Overview

China United Insurance Service, Inc. (“China United”, "CUIS" or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the Over the Counter Bulletin Board (the “OTCBB”). CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“the PRC”).

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on September 19, 2005 in Jiangsu Province in the PRC and provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Henan Anhou for RMB518,000 ($75,475) and Henan Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,000) from RMB5,180,000 ($625,113) on January 18, 2011 to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Jiangsu Law.

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

Our CAE in China are VIE through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements.  If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. During nine months ended March 31, 2013 and 2012, 100% of our revenues in our consolidated financial statements were derived from our CAE. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of agreements known as variable interest agreements (the “VIE Agreements”) pursuant to which CU WFOE has executed effective control over Henan Anhou through these contractual arrangements.

As of March 31, 2013, through our CAE, we had two insurance agencies and one brokerage and 74 service outlets with 831 full-time sales professionals, 37 part-time sales professionals and 67 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 22 sales and service outlets (including the headquarters) and 1,395 full-time sales professionals, 428 part-time sales professionals and 152 administrative staff in Taiwan.

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

Accounts receivable

The Company reviews its accounts receivable on a regular basis to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyzes the age of receivable outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of March 31, 2013 and June 30, 2012 (audited).

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

Income taxes

The Company utilizes ASC Topic 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of March 31, 2013 and June 30, 2012 (audited), the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current and past fiscal years.  During the nine months ended March 31, 2013 and 2012, the Company did not recognize any interest or penalties.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012

			2012 to 2013 Percentage
	2013	2012	Change

Revenues	$11,945,506	$699,169	1,609%
Cost of revenue	7,957,959	508,363	1,465%

Gross profit	3,987,547	190,806	1,990%

Operating expenses:
General and administrative	2,686,193	269,233	898%

Income (loss) from operations	1,301,354	(78,427)	(1,759)%

Other income (expenses):
Interest income	25,186	1,181	2,033%
Other - net	142,093	267	53,118%
Total other income (expenses)	167,279	1,448	11,452%

Income (loss) before income taxes	1,468,633	(76,979)	(2,008)%
Income tax expense	302,594	72,279	319%

Net income (loss)	1,166,039	(149,258)	(881)%
Net income attributable to the non-controlling interests	(474,234)	-
Net income (loss) attributable to parent's shareholders	691,805	(149,258)	(563)%

Other comprehensive items
Foreign currency translation gain (loss) attributable to parent's shareholders	(24,258)	1,791	(1,454)%
Foreign currency translation gain (loss) attributable to non-controlling interest	40,797	-

Comprehensive income (loss) attributable to parent's shareholders	$667,547	$(147,467)	(553)%

Comprehensive income (loss) attributable to non-controlling interest	$(433,437)	-	194%

Weighted average shares outstanding:
Basic and diluted	29,100,503	20,100,503

Income (loss) per share:
Basic and diluted	$0.02	$(0.01)

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Our results of operations for the three months ended March 31, 2013 contains the results for three months ended March 31, 2013 of AHFL. The majority of AHFL’s result is generated by Law Broker, its subsidiary in Taiwan. Acquisition of AHFL enables us to expand our business to Taiwan.

Revenues

Revenues increased by $11,246,337, or 1,609%, from $699,169 for the three months ended March 31, 2012 to $11,945,506 for the three months ended March 31, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan and increased our sub agent numbers from 1,098 as of June 30, 2012 to 2,691 as of March 31, 2013.

Cost of revenue and gross profit

The cost of revenue for the three months ended March 31, 2013 increased by $7,449,596 or 1,465%, to $7,957,959 compared to $508,363 for the three months ended March 31, 2012. Over 90% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased.

The gross profit for the three months ended March 31, 2013 increased by $3,796,741, or 1,990%, to $3,987,547 compared to $190,806 for the three months ended March 31, 2012. The gross profit ratio increased to 33% for the three months ended March 31, 2013 from 27% for the three months ended March 31, 2012. The increase in profitability was mainly due to the higher margins of Law Broker.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the three months ended March 31, 2013, G&A expenses were $2,686,193, and increased by $2,416,960, or 898%, compared with $269,233 for the three months ended March 31, 2012. The growth of expenses is due to the overall growth of our business and the acquisition of AHFL. For the three months ended March 31, 2013, the Company accrued $200,000 for expenses related to the acquisition.

Other income

Other income for the three months ended March 31, 2013 was mainly rental income of sub-leased spare offices and garage.

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

According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be revised. Therefore, during the nine months ended March 31, 2013, we reversed the tax payable of $58,358 accrued in 2012 for such deductible commissions and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of March 31, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

Results of Operations for the Nine Months Ended March 31, 2013 and 2012

			2012 to 2013 Percentage
	2013	2012	Change

Revenues	$27,951,585	$2,396,066	1,067%
Cost of revenue	18,055,254	1,692,384	967%

Gross profit	9,896,331	703,682	1,306%

Operating expenses:
General and administrative	7,212,718	904,827	697%

Income (loss) from operations	2,683,613	(201,145)	(1,434)%

Other income (expenses):
Interest income	61,330	3,570	1,618%
Bargain gain on purchase of subsidiaries	5,280,042	-
Other – net	307,655	614	50,007%
Total other income (expenses)	5,649,027	4,184	134,915%

Income (loss) before income taxes	8,332,640	(196,961)	(4,331)%
Income tax expense	458,064	261,334	75%

Net income (loss)	7,874,576	(458,295)	(1,818)%
Net income attributable to the non-controlling interests	(1,006,447)	-
Net income (loss) attributable to parent's shareholders	6,868,129	(458,295)	(1,599)%

Other comprehensive items
Foreign currency translation gain (loss) attributable to parent's shareholders	45,007	13,702	228%
Foreign currency translation gain (loss) attributable to non-controlling interest	19,882	-

Comprehensive income (loss ) attributable to parent's shareholders	$6,913,136	$(444,593)	(1,655)%

Comprehensive income (loss ) attributable to non-controlling interest	$(986,565)	-	122%

Weighted average shares outstanding:
Basic and diluted	27,093,204	20,100,503

Income (loss) per share:
Basic and diluted	$0.26	$(0.02)

Nine Months Ended March 31, 2013 Compared to Nine Months Ended March 31, 2012

Revenues

Revenues increased by $25,555,519, or 1,067% from $2,396,066 for the nine months ended March 31, 2012 to $27,951,585 for the nine months ended March 31, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach untapped market in Taiwan and increased our sub agent numbers from 1,098 as of June 30, 2012 to 2,691 as of March 31, 2013.

Cost of revenues and gross profit

The cost of revenues for the nine months ended March 31, 2013 increased $16,362,870, or 967% to $18,055,254, compared to $1,692,384 for the nine months ended March 31, 2012. Over 90% of the cost of revenues is commissions paid to our sales agents. Therefore the cost of services increased as the sales increased.

The gross profit for the nine months ended March 31, 2013 increased by $9,192,649 or 1,306%, to $9,896,331 compared to $703,682 for the nine months ended March 31, 2012. The gross profit ratio increased from 29% for the nine months ended March 31, 2012 to 35% for the nine months ended March 31, 2013. The increase in profitability was mainly due to the higher margins of Law Broker.

General and administrative expenses

The G&A expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the nine months ended March 31, 2013, G&A expenses were $7,212,718, an increase of $6,307,891 or 697% compared to the nine months ended March 31, 2012. The growth of expenses is due to the overall growth of our business and the acquisition of AHFL. For the nine months ended March 31, 2013, the Company accrued $200,000 for expenses related to the acquisition.

Other income

Other income for the nine months ended March 31, 2013 was mainly the bargain gain on acquiring AHFL and rental income of sub-leased spare offices and garage. We believe the gain on acquisition resulted from the sellers' strategic intent to enter the PRC market, which has a higher growth rate than Taiwan, and to become shareholders of an OTCBB traded company.

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

According to Chinese tax regulations effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. Therefore, as of June 30 2012, Henan Anhou and Sichuan Kangzhuang accrued income tax payable of $400,229 for deductible commissions incurred before June 30, 2012.

According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be revised. Therefore, during the nine months ended March 31, 2013, we reversed the tax payable of $171,510 accrued in 2012 for such deductible commissions and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of March 31, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

Liquidity and Capital Resources

Prior to June 30, 2012, the Company’s gross margin couldn’t cover its operating expenses and recorded an accumulated deficit of $1,918,972. As a result, the Company needed to partially finance its operations through capital contribution and borrowings from related parties.

As a result of the acquisition of AHFL, our cash and equivalents increased by $9,211,606. As of March 31, 2013, the Company had cash and equivalents of $10,469,817.

Net cash provided by operating activities during the nine months ended March 31, 2013 was $82,354. The net cash used in operating activities during the nine months ended March 31, 2012 was $200,044. The increase was mainly contributed by our Taiwan business.

Net cash provided by investing activities was $9,336,457 during the nine months ended March 31, 2013. This was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities. The net cash used in investing activities was $15,946 for the nine months ended March 31, 2012.

For the nine months ended March 31, 2013, net cash used in financing activities was $256,327 and net cash provided by financing activities was $192,798 in the nine months ended March 31, 2012. During the nine months ended March 31, 2013, the $256,327 net cash used in financing activities was used to repay related parties to reduce the balance of borrowings.

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;

•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2013 and June 30, 2012 (audited):

	March 31, 2013	June 30, 2012
Due to Mr. Mao (Principal Shareholder of the Company)	$270,949	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	147,430	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,208	2,189
Total	$420,587	$445,332

During the nine months and three months ended March 31, 2013 and 2012, Mr. Mao paid $270,949 and $37,496 in expenses on behalf of the Company, for the professional services fees related to the acquisition of AHFL. During the nine months and three months ended March 31, 2013 and 2012, Henan Anhou repaid $293,842 and $619,256 to Ms. Zhu. The amounts are interest-free, unsecured and repayable on demand.

Off Balance Sheet Arrangements

As of March 31, 2013, the Company had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Lo Chung Mei, our Chief Executive Officer, and Chuang Yung Chi, our Chief Financial Officer, concluded that as of March 31, 2013, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the three months ended March 31, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Date: May 15, 2013	By:	/s/ Lo Chung Mei
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2013	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

