Form 10-K
period 2013-06-30
China United Insurance Service, Inc.
filed 2013-09-30
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-6088870
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7F, No. 311 Section 3
Nan-King East Road
Tapei City, Tawain

(Address of principal executive offices, with zip code)

+8862-87126958

(Registrant’s telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	None

Securities registered under Section 12(g) of the Act:

Title of each class	Common Stock, par value of $0.00001

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

Large accelerated filer ☐	Accelerated filer	☒
Non-accelerated filer ☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐                                        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was $302,104,035.

As of September 23, 2012, there were 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

TABLE OF CONTENTS

Item Number and Caption	Page

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward- looking statements. These risks and uncertainties include, but are not limited to, the factors described under Item 1 “Description of Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward- looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.

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

PART I

ITEM 1. BUSINESS

Corporate History and Structure

China United Insurance Service, Inc. (“China United,” “CUIS,” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, and is quoted on the Over the Counter Bulletin Board (“OTCBB”). The Company’s operating companies are in Taiwan and China. Unless context indicates otherwise, reference to the “Company” throughout this annual report refers to China United and its subsidiaries. Reference to Action Holdings Financial Limited (“AHFL”), refers to the combined operations of AHFL and its Taiwan Subsidiaries. Reference to Henan Anhou refers to the combined operations of Henan Anhou and its subsidiaries.

ZLI Holdings Limited (“CU Hong Kong”), a wholly owned Hong Kong-based subsidiary of China United, was originally founded by China United, on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Consulting Co., Ltd. (“CU WFOE”) in Henan province of the PRC.

Henan Law Anhou Insurance Agency Co., Ltd. (“Henan Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd.) was founded in Henan province of the PRC on October 9, 2003. Henan Anhou provides insurance agency services in the PRC.

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

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law” collectively with Henan Anhou, Sichuan Kangzhuang, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”) was founded on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is allowed to provide insurance brokerage services. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted for transferring all of their shareholdings to Henan Anhou for RMB518,000 ($81,153). On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each individual shareholder of Jiangsu Law. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institutions, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10,000,000 ($1,566,661) on or prior to October 1, 2012, the China Insurance Regulatory Commission (“CIRC”) or its local counterpart, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Henan Anhou invested RMB4.82 million ($755,131) in Jiangsu Law to increase the registered capital to RMB10 million ($1,566,661). Henan Anhou has complied with all of the applicable laws and regulations with respect to its holding 100% equity interests in Jiangsu Law.

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

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in our financial statements. If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our Consolidated Affiliated Entities, we would not be able to continue to consolidate the Consolidated Affiliated Entities’ financial results with our financial results. During each of the fiscal years ended June 30, 2011 and 2012, 100% of our revenues in our consolidated financial statements were derived from our Consolidated Affiliated Entities. As of June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively.

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
(3)	an Option Agreement under which the shareholders of Henan Anhou granted to CU WFOE the irrevocable right and option to acquire all of their equity interests in Henan Anhou, subject to applicable PRC laws and regulations. The Option Agreement began on January 17, 2011 and lasts ten years, but may be renewed at CU WFOE’s election; and
(4)	a Share Pledge Agreement under which the shareholders of Henan Anhou have pledged all of their equity interests in Henan Anhou to CU WFOE to guarantee Henan Anhou’s performance of its obligations under the Exclusive Business Cooperation Agreement.

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Henan Anhou, relies on the service fees to which it is entitled from Henan Anhou. Pursuant to the Exclusive Cooperation Agreement between CU WFOE and Henan Anhou, CU WFOE has the right to collect 90% of the net profits of Henan Anhou. As Henan Anhou is still operating at a loss, Henan Anhou has not paid any service fees to CU WFOE yet and CU WFOE has not paid any dividend to us to date. We expect Henan Anhou to make a profit beginning in the fiscal year ending June 30, 2014, when it should start to pay service fees to CU WFOE, although there can be no assurance that Henan Anhou will become profitable by that time or ever. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. Law Broker, being the only operating entity for our Taiwan business, is primarily focused on life and property insurance brokerage and agency business. Through years of operation, Law Broker has become one of the leading insurance brokerage firms in Taiwan and has expanded its business across Taiwan, with 23 sales and service outlets (including the headquarters) and 1,972 employees and insurance sales professionals.

Henan Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Henan Anhou are Zhu Shuqin, Chen Yanxia, Fang Qunlei and Wei Qun. All of these shareholders are PRC citizens and do not hold any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Henan Anhou and only leaves Henan Anhou shareholders nominal value therein.

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

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL, a limited liability company (“LLC”) incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL becomes a 100% subsidiary of the Company. On August 5, 2013, AHFL, Taiwan Branch (“AHFLTW”) was established with registered capital of NT$100,000.

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

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in CU Hong Kong	Position in CU WFOE	Position in Henan Anhou	Position in Jiangsu Law
Mao Yi Hsiao	Director	Director	Director		Director	Director	General Manager and Chairman	General Manager and Chairman		Supervisor

Li Chwan Hau	Director
Li Fu Chang	Director
Hsu Tzu En	Director
Lo Chung Mei	Chief Executive Officer								General Manager
Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer									Division Chief of Management

Chiang Te Yun	Chief Technology Officer									Manager

Chao Hui Hsien			Director	General Manager	Director					Vice-General Manager

Lee Shu Fen			General Manager	Director

Tu Wen Ti				Assistant General Manager

Shen Wen Che				Assistant General Manager

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

The following flow chart illustrates our Company’s organizational structure:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
Action Holdings Financial Limited(BVI Company)
65.95%
100%
Law Enterprise Co., Ltd.(Taiwan Company)
96%
100%
Law Insurance Broker Co., Ltd. (Taiwan Company)
Law Insurance Agent Co., Ltd.(Taiwan Company)
97.84%
Law Risk Management & Consultant Co., Ltd.(Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Zhu Shuqin
80%
Contractual Control
4.5%
Fang Qunlei
Henan Law Anhou Insurance Agency Co., Ltd.
Chen Yanxia
11%
100%
100%
4.5%
Wei Qun
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

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

Life Insurance Products

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker accounted for 95.8% of Law Broker’s total net revenues in the fiscal year ended June 30, 2013.Total net revenues from life insurance products distributed by Law Broker accounted for 94.9% of CUIS’ total net revenues of life insurance products in the fiscal year ended June 30, 2013.

•	Individual Whole Life Insurance. The individual whole life insurance products Law Broker distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interests is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Law Broker distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products Law Broker distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to sickness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Casualty Insurance. Accidental Injury Insurance is the kind of life insurance that insurance benefit is given when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will. Casualty insurance policies expire when the premium is not paid or a certain age is attained.

•	Investment-oriented Insurance. Investment-oriented insurance products are the market linked insurance plan which also provide life coverage. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, Investment-oriented insurance policies are categorized into two broad categories: (1) The death benefit is equal to the higher of insured amount or fund value. (2) The death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Policy Commodity. It is a life insurance policy in which a policy benefit shall all be paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interests, is paid upon the death of the insured.

•	Travel Accident Insurance. It is a kind of casualty insurance. The travel accident insurance provides monetary compensation in case the insured dies or loses a limb in an accident while he or she is traveling. The premium is based on the days of traveling and the insured amount.

The life insurance products Law Broker distributed in the fiscal year ending June 30, 2013 were primarily underwritten by Farglory Life Insurance Co, Ltd., Fubon Life Insurance Co, Ltd., Kuo Hua Life Insurance Company, TransGlobe Life Insurance Company and China Life Insurance Company.

The life insurance products Henan Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Henan Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products accounted for 73.2% of Henan Anhou’s total net revenues in the fiscal year ended June 30, 2013.

Total net revenues from life insurance products distributed by Henan Anhou accounted for approximately 5.1% of CUIS’ total net revenues of life insurance products in the fiscal year ended June 30, 2013.

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

The life insurance products Henan Anhou distributed in the fiscal year ended June 30, 2013 were primarily underwritten by Sunshine Insurance Group Corporation Limited, Taiping Life Insurance Co. Ltd., Taikang Life Insurance Company and Sino Life Insurance Co., Ltd.

In addition to the periodic premium payment schedules described above, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once Henan Anhou or Law Broker sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustained growth of life insurance sales in China and Taiwan, we have focused significant resources ever since the incorporation of Henan Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

Property and Casualty Insurance Products

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products accounted for 4.2% of Law Broker’s total net revenues in the fiscal year ended June 30, 2013.

Total net revenues from property and casualty insurance products distributed by Law Broker accounted for 72.7% of CUIS’ total net revenues of property and casualty insurance products in the fiscal year ended June 30, 2013.

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

The property and casualty insurance products Law Broker distributed in the fiscal year ended June 30, 2013 were primarily underwritten by Fubon Insurance Co, Ltd., Taian Insurance Co., Ltd., Zurich Insurance Company, ACE Insurance Company, and Union Insurance Company.

Henan Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Henan Anhou commenced its sale of commercial property insurance in 2009 and had developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Henan Anhou accounted for 26.8% of Henan Anhou’s total net revenues in the fiscal year ended June 30, 2013.

Total net revenues from property and casualty insurance products distributed by Henan Anhou accounted for 27.3% of CUIS’ total net revenues of property and casualty insurance products in the fiscal year ended June 30, 2013.

The property and casualty insurance products Henan Anhou distributes can be further classified into the following categories:

•	Automobile Insurance. Automobile insurance is the largest segment of property and casualty insurance in the PRC in terms of gross written premiums.Henan Anhou distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Henan Anhou sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Henan Anhou also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Henan Anhou distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Commercial Property Insurance. The commercial property insurance products Henan Anhou distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

The property and casualty insurance products Henan Anhou distributed in the fiscal year ended June 30, 2013 were primarily underwritten by Cathay Insurance Co., Ltd., Tianan Insurance Co., Ltd., China Pacific Insurance(Group) Co., Ltd., PICC Property and Casualty Co., Ltd., and SUMSUNG Property and Casualty Insurance Company (China), Ltd.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW shall pay AHFL an Execution Fee of $8,367,947 (NT$ 250,000,000). The fee will be recorded as revenue upon fulfilling sales target over the next five years. As of September 23, 2013, AHFL has received $8,367,947 (NT$250,000,000) from AIATW under the Alliance Agreement. Pursuant to the Alliance Agreement, AHFL is entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

Unified Operating Platform

Law Broker has its own self-developed Unified Operating Platform. Since June 1991, Law Broker has successfully implemented the following components of its operating platform across its branch offices in Taiwan through a hub center located in Taipei:

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

Through years of operation, the Unified Operating Platform has proved to be an efficient and streamlined operating system which contributes to the successful expansion and growth of Law Broker into one of the leading companies in Taiwan, with 23 sales and service outlets (including the headquarter) across Taiwan and 1,972 employees and insurance sales professionals.

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

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1992, it has devoted substantial resources in building up its distribution and service network. Law Broker currently has 23 sales and service outlets spread across Taiwan (including the headquarter), among which, 6 located in northern region, 10 located in central region, 5 located in southern region and 2 located in eastern region. As of June 30, 2013, Law Broker had 1,455 full-time sales professionals, 449 part-time sales professionals and 151 administrative staff.

The following table sets forth some additional information of Law Broker’s distribution and service network as of June 30, 2013, broken down by the four regions:

		Number of Full-time	Number of Part-time
Province	Number of Sales and Service Outlets	Sales Professionals	Sales Professionals
Northern region	6	377	117
Southern region	5	326	94
Central region	10	702	222
Eastern region	2	50	16
Total	23	1,455	449

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are not its employees.

Since Henan Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Henan Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu and Sichuan. As of June 30, 2013, Henan Anhou has two insurance agencies and one insurance brokerage firm, with 888 full time sales professionals and 37 part-time sales professionals and 67 administrative staffs operating across 37 cities within these three provinces.

The following table sets forth some additional information of Henan Anhou’s distribution and service network as of June 30, 2013, broken down by provinces:

		Number of Full-time	Number of Part-time
Province	Number of Sales and Service Outlets	Sales Agents	Sales Agents
Henan	32	735	-
Sichuan	4	138	-
Jiangsu	1	15	37
Total	37	888	37

Henan Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are not its employees.

Customers

During the fiscal year ended June 30, 2013, Law Broker had approximately 500,000 customers, among which approximately 98% purchased life insurance products and approximately 2% purchased property and casualty insurance products from Law Broker.

Due to its extensive line of insurance products underwritten by the insurance companies in Taiwan, Law Broker managed to offer a variety of insurance products to customers of different ages or professions. However, as aging population in Taiwan has gradually become a more recognized social issue, despite of a relatively healthy government-sponsored retirement and medial programs, more and more Taiwanese, especially those with stable financial means and aiming for high-end retirement and medical treatment, has been focusing on endowment and medical type of commercial insurance products, while the investment type of insurance products have been playing a less significant role since the economic downturn. In particular, 19.9% of the revenues of Law Broker are generated from sale of endowment insurance and 46.2% of the revenues of Law Broker are generated from the sale of medical insurance.

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

During the fiscal year ended June 30, 2013, Henan Anhou had 33,943 customers, among which 33,198 purchased life insurance products and 745 purchased property and casualty insurance products from Henan Anhou.

Henan Anhou sells automobile insurance and individual accident insurance primarily to individual customers. Henan Anhou sells commercial property insurance to institutional customers.

Henan Anhou targeted middle class individuals and family members under 50 years age to be its priority clients, which represent 95% of its client base. The revenues of Henan Anhou are primarily generated from the sale of life insurance products and we expect the continuous growth in this regard, as more and more customers in China realized the insufficiency of the mandatory social insurance coverage and the necessity to supplement it with commercial insurance. In particular, approximately 32% of the revenues of Henan Anhou are generated from sale of endowment insurance and approximately 29% of the revenues of Henan Anhou are generated from the sale of medical insurance. With the implementation of the national one-child policy in China, in fact, approximately 37% of the insurance policies distributed by Henan Anhou have designated children under 14 years age as the beneficiary of such policies, Henan Anhou expects the continuous growth of insurance market of these factors in the near future.

For the year ended June 30, 2013, no single customer accounted for more than 3% of the net revenues of CUIS, Law Broker or Henan Anhou.

Insurance Company Partners

We are selective in terms of choosing insurance company as our partners. We takes into consideration of a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Henan Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of June 30, 2013, Law Broker had established business relationships with 19 insurance companies in Taiwan and Henan Anhou had established business relationships with 29 insurance companies in China.

On June 10, 2013, AHFL entered into an Alliance Agreement with AIATW. The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW shall pay AHFL an Execution Fee of $8,367,947 (NT$ 250,000,000). The fee will be recorded as revenue upon fulfilling sales target over the next five years. As the date of September 23, 2013, AHFL has received $8,367,947 (NT$250,000,000) from AIATW. Pursuant to the Alliance Agreement, AHFL is entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

For the year ended June 30, 2013, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., China Life Insurance Company, Kuo Hua Life Insurance Co., Ltd. and TransGlobe Life Insurance Company. Among them, Farglory Life Insurance Co., Ltd. accounted for 34.2% of Law Broker’s total net revenues from commissions and fees in the fiscal year ended June 30, 2013.

Henan Anhou’s top five insurance company partners, after aggregating the business conducted between Henan Anhou and the various local branches of the insurance companies were Sunshine Insurance Group Corporation Limited, Taikang Life Insurance Co., Ltd., Cathay Property Insurance Co., Ltd., Sino Life Insurance Co., Ltd., and China Pacific Property Insurance Co., Ltd. Among them, Sunshine Insurance Group Corporation Limited accounted for 32.13% of Henan Anhou’stotal net revenues from commissions and fees in the fiscal year ended June 30, 2013.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 23 sales and service outlets (including the headquarter) and 1,455 full time sales professionals and 449 part-time sales professionals and 151 administrative staffs spread over the four regions of Taiwan. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, in particular, Everpro Insurance Brokers Co., Ltd. and Genius Insurance Brokers Co., Ltd. Through years of operation, Law Broker has won numerous awards from various Taiwan government authorities for its excellence in the insurance brokerage industry. Among which, from year 2005 to year 2008, Law Broker has won the “Taiwan Insurance Excellence Award - Talent Training” for four consecutive years, the “Taiwan Insurance Excellence Award - E-commerce” in 2009, the "Taiwan Insurance Excellence Award - Customer Service and Personal Training” in 2011,the“Taiwan Insurance Excellence Award - Golden Medal for Information Application, Silver Medal for Personnel Training and Silver Medal for Customer Service” in 2013 as well as the “Insurance Dragon and Phoenix Award” in 2012 and 2013. The “Taiwan Insurance Excellence Award" is one of most prestigious as well as well-participated insurance events in Taiwan, co-sponsored by the Taiwan Insurance Institute, Taiwan Financial Supervisory Committee and Taiwan Consumer Protection Committee, to encourage the insurance industry participants to actively enhance insurance service quality as well as to improve customer services.

During the past 10 years, Henan Anhou has expanded its business across 37 cities within Henan, Sichuan and Jiangsu provinces with 888 full time sales professionals and 37 part-time sales professionals and 67 administrative staffs. Based on the insurance products Henan Anhou is offering and the geographic areas of its branch offices, [Henan Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Henan Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Henan Anhou obtained the nationwide license from CIRC, pursuant to which Henan Anhou may set up its branch office across the PRC, to carry out the insurance agency business, with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

On March 26, 2012, CIRC issued the Notice on Suspension of Market Entry Approval of Regional Insurance Agencies and Certain Part-time Insurance Agencies (“2012 Notice”). Pursuant to the 2012 Notice, CIRC and its local counterparts will suspend granting any new license to full-time insurance agencies operating on a regional basis (“Regional Insurance Agencies”) as well as to branch offices of existing Regional Insurance Agencies. In addition, no new license for part-time insurance agency businesses will be granted unless such applicant is a financial institution or a China Post office. However, CIRC emphasized in the 2012 Notice that its local counterparts shall continue to support the establishment of insurance intermediary groups and full-time insurance agencies operating on a nationwide basis, as well as continue to support their respective branch offices.

As indicated in the 2012 Notice, it appears that CIRC is aiming to increase the entry thresholds of Regional Insurance Agencies and part-time insurance agencies with a view to reducing the number, as well as, enhancing the quality of insurance agencies in the market. CIRC has also indicated in the 2012 Notice that it intends to further amend related rules and regulations to improve the market entry and exit mechanism for insurance agencies, and promote the professionalism as well as enhance the quality of insurance agencies in the market.

On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).

On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8.1 million), can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

With the promulgation and implementation of the above-mentioned regulations, we expect a better regulated insurance agency market in China with orderly competition and pursuit for professional excellence, which will accentuate our competitive advantage due to our continuous commitment to quality service. Also, as of the date of filing of this annual report on Form 10-K, Henan Anhou is one of 108 insurance agencies with a PRC nationwide license, we believe that we will be in a better position to obtain the full support expressly provided in the 2012 Notice from the local CIRC on our expansion strategy nationwide provided that we meet the requirements in the 2013 Notice.

Intellectual Property

To protect our intellectual property, we rely on a combination of trademark, copyright and trade secret laws as well as confidentiality agreements with our employees, sales agents, contractors and others.

Law Enterprise, Law Broker and Law Agent jointly own the following registered trademarks in Taiwan:

the Service Mark of Law Insurance Broker Co., Ltd. , with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Blue Magpie, with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Law (定律), with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Bao Xian Tong and INS, with a 10-year validity from May 16, 2013 to May 15, 2023; and

the logo of Magpie Baby, with a 10-year validity from May 16, 2012 to May 15, 2022.

Law Broker has the following registered trademarks in Taiwan:

the logo of Blue Magpie Fleet, with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Law Insurance Broker, with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Law Blue Magpie, with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Symbiosis, Co-cultivation Co-Prosperity and Law Blue Magpie Picture, with a 10-year validity from July 1, 2008 to June 30, 2018;

the logo of Education Training Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Cartoon Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Little Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Triumph Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Blue Magpie Fleet Picture, with a 10-year validity from May 1, 2008 to April 31, 2018; and

the logo of Fighting Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of June 30, 2013, Law Broker has a total of 151 full-time employees and Henan Anhou has 67 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

The Insurance Law defines several subjects of insurance industry, such as insurer, insurance agency, insurance brokerage and insurance adjustor. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance businesses and life insurance businesses. The Insurance Law distinguishes insurance between fire disaster, marine, land and air, liability, surety , and other casualty and property insurance businesses on the one hand, and life insurance, health insurance, casualty insurance and annuity businesses on the other. Unless permitted by the FSC, insurance companies are not allowed to engage in both types of insurance businesses.

The insurers, insurance agencies, insurance brokerages and insurance adjustors must join the related industry associations, or they are prohibited from conducting business operation.

FSC

The FSC is in charge of the financial market and financial service industries, among the insurance industry and has the power to control the following items:

1.	Financial system and supervision policy.
2.	The preparation, amendment and abolishment of financial laws and regulations.
3.	Supervision and management of the financial institutions, include its establishment, revocation, abolishment, change, merger, dissolution, and business scope.
4.	Development, supervision and management of financial market.
5.	Inspection of financial institution.
6.	Inspection on public listing company related to their securities market-related matters.

7.	Foreign financial matters.
8.	Protection of financial customers.
9.	Dealing and penalizing the violation of related laws and regulations of finance.
10.	Collection of and analysis on relevant statistic data related to financial supervision, management and inspection.
11.	Other matters related to financial supervision, management and inspection.

Regulation of Insurance Agents and Agencies

The current principal regulation governing insurance agents and agencies is the Rules on the Administration of Insurance Agent latest amended on December 29, 2011 by Insurance Bureau of FSC (the “Agent Rule”). An insurance agent stipulated under the Insurance Law refers to a person who is on behalf of the insurer to conduct agency business pursuant to the agency contract or the power of attorney and charges fees from the insurer. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance agents can be divided into property insurance agents and life insurance agents. No matter what insurance industry an insurance agent is engaged in, it must have one of the following qualifications: (1) having passed the insurance agency examination for professional and technical staff; (2) having passed the insurance agency qualification test; or (3) having obtained the agency practitioner certificate and practiced the same business. Those who have agent qualifications required by the Agent Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. An agency company must hire more than one agent to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add more signatories. An insurance agent may only work for one insurance agency company as signatory at one time.

There are special requirements for agency companies, such as the name of an agent company must contain the words "insurance agency", and when an agency company applies to operate agency business, the minimum registered capital must be at least NT$3 million ($100,603) fully paid up in cash.

The Practitioner Certificate

The practitioner certificate has a duration of five years, and must be renewed before expiration. In case an agent has the qualifications for both of property and life insurance, unless otherwise approved by the administrative authority, only one kind of insurance agency practitioner certificate may be obtained upon his selection.

Education and Training

There’re two types of education and training for an insurance agent, pre-vocational and on-the-job education and training. An insurance agent must attend in pre- vocational education and training for at least 32 hours during the two years before applying for practicing insurance agency business and on-the-job education and training for at least 24 hours during the two years before the renewal of the practitioner certificate.

Management of Insurance Agencies

The rules describing how to conduct insurance agency business concentrate on the concept that the agencies must take care of customers' matters in good faith. To ensure this concept is properly carried out, the rules require insurance agency companies must have legal compliance officers with one of the following qualifications: (1) are qualified to be insurance agents or brokers and have worked as actual signatories; (2) have five years working experience in the insurance industry, insurance agency or insurance brokerage; or (3) having graduated from departments related to insurance or law departments of colleges and universities with more than three years working experience in insurance industry, insurance agency or insurance brokerage.

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Rules on the Administration of Insurance Broker last amended on December 29, 2011 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

Those who have brokerage qualifications required by the Broker Rule may conduct business after they obtain the practitioner certificates under their own name or the company they work for. A brokerage company must hire more than one broker to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add signatories. An insurance agent may only work for one insurance brokerage company as signatory at one time.

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

Education and Training

There’re two types of education and training for an insurance broker, pre-vocational and on-the-job education and training. An insurance broker must attend pre-vocational education and training for at least 32 hours during the two years before applying for practicing insurance broker business and on-the-job education and training for at least 24 hours during the two years before the renewal of the practitioner certificate.

Management of Insurance Brokerages

The rules describing how to conduct brokerage business concentrate on the concept that the brokerages must take care of customers' matters in good faith. To ensure that this concept is properly carried out, the rules require insurance brokerage companies must have legal compliance officers who have one of the following qualifications: (1) are qualified to be insurance agents or brokers and have worked as actual signatories; (2) have five years working experience in the insurance industry, insurance agency or insurance brokerage; or (3) have graduated from college and university departments related to insurance or law with more than three years working experience in insurance industry, insurance agency or insurance brokerage.

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on September 14, 2010 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) passed the salesperson qualification examination held by relevant associations; or (2) have a valid the registration certificate. Once the salespersons passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start attracting insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damage caused by its salesperson.

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

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reaches the threshold of NT$500,000 ($16,767) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

•	the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or
•	Taiwan suffers serious trade deficit.

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

Eminent Domain

When the investment made by an investor constitutes less than 45% of the total amount of capital of the investee enterprise, and the investee enterprise has been expropriated or acquired by the government for the purpose of national defense, reasonable government compensation shall be paid to the investors. However, if the capital contribution made by the investor constitutes at least 45% of the total amount of capital of the investee enterprise and continues remaining above 45% for two decades since its establishment, then the government may not exercise its eminent domain power over such investee enterprise.

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on August 8, 2012;
•	The Implementation Rules of Income Tax Law, latest amended on September 7, 2011;
•	Value-Added and Non-Value-Added Business Tax Law, latest amended on November 23, 2011; and
•	The Implementation Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on March 6, 2012.

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

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($4,024). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

Sale of goods or service, import of goods in Taiwan are subject to a Value-Added or Non-Value-Added Business Tax. The Rate of business tax, except as otherwise stipulated in the relevant tax law, ranges from 5% to 10% as determined by the State Council of Taiwan.

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

Initial Development of Regulatory Framework

The Chinese Insurance Law was enacted in 1995. This original insurance law, which we refer to as the 1995 Insurance Law, provided the initial framework for regulating the domestic insurance industry. Among the steps taken under the 1995 Insurance Law were the following:

(a)	Licensing of insurance companies and insurance intermediaries, such as agencies and brokerages. The 1995 Insurance Law established requirements for minimum registered capital levels, form of organization,qualification of senior management and adequacy of the information systems for insurance companies, insurance agencies and brokerages.
(b)	Separation of property and casualty insurance and life insurance businesses. The 1995 Insurance Law distinguished insurance between property, casualty, liability and credit insurance businesses, on the one hand, and life, accident and health insurance businesses on the other, and prohibited insurance companies from engaging in both types of businesses.
(c)	Regulation of market conduct by participants. The 1995 Insurance Law prohibited fraudulent and other unlawful conduct by insurance companies, agencies and brokerages.
(d)	Substantive regulation of insurance products. The 1995 Insurance Law gave insurance regulators the authority to approve the policy terms and premium rates for certain insurance products.
(e)	Financial condition and performance of insurance companies. The 1995 Insurance Law established reserve and solvency standards for insurance companies, imposed restrictions on investment powers and established mandatory reinsurance requirements, and put in place a reporting regime to facilitate monitoring by insurance regulators.
(f)	Supervisory and enforcement powers of the principal regulatory authority. The principal regulatory authority, then the People’s Bank of China, was given broad powers under the 1995 Insurance Law to regulate the insurance industry.

Establishment of the CIRC and 2002 Amendments to the Insurance Law

China’s insurance regulatory regime was further strengthened with the establishment of the CIRC in 1998. The CIRC was given the mandate to implement reform in the insurance industry, minimize insolvency risk for Chinese insurers and promote the development of the insurance market.

The 1995 Insurance Law was amended in 2002 and the amended insurance law, which we refer to as the 2002 Insurance Law, became effective on January 1, 2003. The major amendments to the 1995 Insurance Law include:

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

2009 Amendments to the Insurance Law

The 2002 Insurance Law was amended again in 2009 and the amended insurance law, which we refer to as the 2009 Insurance Law, became effective on October 1, 2009. The major amendments to the 2009 Insurance Law include:

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

Regulation of Insurance Agencies

The principal regulation governing insurance agencies is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. According to the Agency Provisions, the establishment of an insurance agency is subject to minimum registered capital requirement and other requirements and the approval of the CIRC. The term “insurance agency” refers to an entity that engages in insurance agency business within the authorization of, and collects commissions from, insurance companies, including the professional insurance agency companies and their branches. The insurance agency shall meet the qualification requirements specified by the CIRC, obtain the license to conduct an insurance agency business with the approval of the CIRC. An insurance agency may take any of the following forms: (i) a LLC; or (ii) a joint stock limited company. An insurance agency must have a registered capital of at least RMB2 million ($313,332). Where it is established as a nationwide company, its registered capital must be at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions, pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).

On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agency established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8.1 million), can operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

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

Regulation of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. According to this Brokerage Provisions, the establishment of an insurance brokerage is subject to the approval of the CIRC. The term “insurance brokerage” refers to an entity provides brokerages service on the execution of the insurance contract between the insured and the insurance company based on the interests of the insured and collects commission as agreed, including the insurance brokerage companies and their branches, The insurance brokerage shall meet the qualification requirements specified by the CIRC and obtain the license to operate an insurance brokering business with the approval of the CIRC. Insurance brokering business includes both direct insurance brokering, which refers to brokering activities on behalf of insurance applicants or the insured in their dealings with the insurance companies, and reinsurance brokering, which refers to brokering activities on behalf of insurance companies in their dealings with reinsurance companies. An insurance brokerage may take any of the following forms: (i) a LLC; or (ii) a joint stock limited company. An insurance brokerage company must have a registered capital or capital contribution of at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Brokerage Provisions (the “Decision on Revising the Brokerage Provisions”), pursuant to which, CIRC has mandated any insurance brokerage established subsequent to the Decision on Revising the Brokerage Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).

On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance brokerage established prior to the issuance of the Decision on Revising the Brokerage Provisions, with registered capital less than RMB50 million ($8.1 million), can operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

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

The name of an insurance brokerage must contain the words “insurance brokerage.” The license of an insurance brokerage is valid for three years and may be renewed with due application 30 days prior to its expiration. An insurance brokerage must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) change its registered address or the operating address of its branches; (iii) the sponsors or the major shareholders change their respective name; (iv) changes its major shareholders; (v) changes its registered capital; (vi) materially changes its equity structure; (vii) amends its articles of association; or (viii) closes its branches. Personnel of an insurance brokerage, including those of its branches engaging in any of the insurance brokering businesses described above, must pass a qualification examination for insurance brokering practitioners organized by the CIRC and obtain a “Qualification Certificate for Insurance Brokerage Practitioners”. The senior managers of an insurance brokerage including its branches must meet specific qualification requirements set forth in the Brokerage Provisions. Appointment of the senior managers of an insurance brokerage including its branches is subject to review and approval by the CIRC.

Regulation of Insurance Salespersons

The principal regulation governing individual insurance salespersons is the Measures on the Supervision of Insurance Salespersons issued by the CIRC on January 6, 2013 and effective on July 1, 2013, which replaced the Provisions on the Administration of Insurance Salespersons promulgated on April 6, 2006 and effective on July 1, 2006. Under this regulation, the term “insurance salesperson” refers to an individual who sells insurance products for an insurance company, including those who are engaged by insurance companies or by insurance agencies. To engage in insurance sales activities as an insurance salesperson, a person first must pass the qualification examination for the insurance agency practitioners organized by the CIRC to obtain a “Qualification Certificate of Insurance Agency Practitioners”. The person must have a junior high school education or above to be qualified for the examination. In addition to the qualification certificate, a person must be registered with the CIRC’s Insurance Intermediary Supervision Information System and obtain a “Practice Certificate of Insurance Salespersons” issued by the insurance company or insurance agency to which he or she belongs in order to conduct insurance sales activities.

Regulation of Insurance Brokerage Practitioner and Insurance Adjustment Practitioners

The principal regulation governing insurance brokerage practitioners and insurance adjustment practitioners is the Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners issued by the CIRC on January 6, 2013 and effective on July 1, 2013. To engage in the insurance brokerage activities as an insurance brokerage practitioner, or in the insurance adjustment activities as an insurance adjustment practitioner, a person first must pass the qualification examination organized by the CIRC for the insurance brokerage practitioners or for the insurance adjustment practitioners to obtain a “Qualification Certificate of Insurance Brokerage Practitioners” or a “Qualification Certificate of Insurance Adjustment Practitioners”. The person must have a tertiary education or above to be qualified for the examination. In addition to the qualification certificate, a person also must be registered with the CIRC’s Insurance Intermediary Supervision Information System and obtain a “Practice Certificate of Insurance Brokerage Practitioners” or “Practice Certificate of Insurance Adjustment Practitioners” issued by the insurance brokerage firm or insurance claims adjusting company to which he or she belongs in order to conduct insurance brokerage or claims adjustment activities. An insurance brokerage practitioner is not allowed to conduct insurance brokerage activities on behalf of himself or herself.

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

PRC Regulations on Foreign Exchange

Foreign Currency Exchange

Foreign exchange regulation in China is primarily governed by the following rules:

•	Foreign Currency Administration Rules (1996), as amended, or the Exchange Rules; and
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), or the Administration Rules.

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

PRC Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended; and
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (1990), as amended.

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

PRC Business Tax

Taxpayers providing taxable services in China are required to pay a business tax at a normal tax rate of 5% of their revenues, unless otherwise provided. According to the Announcement on the VAT Reform Pilot Program of the Transportation and Selected Modern Service Sectors issued by the State Tax Bureau in July 2012, the transportation and some selected modern service sectors, including research and development and technical services, information technology services, cultural creative services, logistics support services, tangible personal property leasing services, and assurance and consulting service sectors, should pay value-added tax instead of business tax based on a predetermined timetable (hereinafter referred to as the “VAT Reform”), effective September 1, 2012 for entities in Beijing and October 1, 2012 for entities in Jiangsu. As of September 23, 2013 none of our Consolidated Affiliated Entities has been requested to convert into the VAT system.

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

PRC regulations relating to the establishment of offshore SPVs by PRC residents

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005, and the Notice of the SAFE on Printing and Distributing the Implementing Rules for Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 19,effective on July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

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

The recent global macroeconomic events could have a negative impact on businesses around the world. For example, on August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. In addition, the ongoing European sovereign debt crisis that started in 2009 has also had a negative impact on the credit ratings of several European countries and general market sentiment. Furthermore, from May 2013, emerging markets in Asia are facing a capital flight as funds flow back into Europe and the United States. Emerging markets from Thailand to India plunged into the red amid a heavy sell-off, as investors reassessed the implications of another shift in the global economy. These downgrades could have material adverse impacts on financial markets and economic conditions throughout the world. In general, the recent global economic crisis has caused weak consumer confidence and diminished consumer and business spending, which have had a negative impact on the general market demand for insurance services around the world.

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

On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions and Decision on Revising the Brokerage Provisions, pursuant to which, CIRC has mandated any insurance agency and insurance brokerage established subsequent to the Decisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agencies and insurance brokerages established prior to the issuance of the Decisions, with registered capital less than RMB50 million ($8.1 million), can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

As of the date hereof, Henan Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital of RMB10 million ($1.6 million). The registered office and branch offices of Anhou currently are all in Henan province. If we are unable to increase Henan Anhou’s registered capital to RMB50 million ($8.1 million) to meet the requirement of CIRC, Henan Anhou can not set up new branches in any province other than Henan province.

We face substantial political risks associated with doing business in Taiwan, particularly due to domestic political events and the tense relationship between Taiwan and the People’s Republic of China, which could adversely affect our financial condition and results of operations.

Law Broker’s executive office and substantial assets are located in Taiwan and most of our revenues are derived from our operations in Taiwan currently. Accordingly, our business, financial condition and results of operations and the market price of our common shares may be affected by changes in Taiwan governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. Since 1949, Taiwan and the Chinese mainland have been separately governed. The PRC claims it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and the PRC, such as the engagement of Economic Cooperation Framework Agreement (“ECFA”) in 2010 and Cross-strait Investment Protection and Promotion Agreement in 2012, relations may become strained again. The PRC government has refused to renounce the use of military force to gain control over Taiwan. Past developments in relations between the Taiwan and the PRC have on occasion depressed the market prices of the securities of companies in Taiwan. Relations between the Taiwan and the PRC and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our securities. In addition, the complexities of the relationship between the Taiwan and PRC require companies involved in cross-strait business operations to carefully monitor its actions and manage its relationships with both Taiwan and PRC governments. We cannot assure you that we will be able to successfully manage our relationships with the Taiwan and PRC governments for our cross-strait business operations, which could have an adverse effect on our ability to expand our business and conduct cross-strait business operations.

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

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 23 sales and service outlets (including the headquarters) and 1,972 employees and sales professionals. Henan Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Henan Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in 3 provinces and 37 service outlets as of September 23, 2013. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

We may be unsuccessful in identifying and acquiring suitable acquisition candidates, which could adversely affect our growth.

We expect our future growth to come from acquisitions of high-quality independent insurance agencies and brokerages as well as establishment of new insurance agencies and brokerages. There is no assurance we can successfully identify suitable acquisition candidates, especially in those areas where we do not yet have a presence. Even if we identify suitable candidates, we may not be able to complete an acquisition on terms that are commercially acceptable to us. In addition, we compete with other entities to acquire high-quality independent insurance agencies and brokerages. Many of our competitors may have substantially greater financial resources than we do and may be able to outbid us for these acquisition targets. If we are unable to complete acquisitions, our growth strategy may be impeded and our earnings or revenue growth may be negatively affected.

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

We are engaged in the insurance agency and brokerage business and derive revenues primarily from commissions and fees paid by the insurance companies whose policies our customers purchase. The commission and fee rates are set by insurance companies and are based on the premiums that the insurance companies charge. Commission and fee rates and premiums can change based on the prevailing economic, regulatory, taxation-related and competitive factors that affect insurance companies. These factors, which are not within our control, include the ability of insurance companies to place new business, underwriting and non-underwriting profits of insurance companies, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost, the availability of alternative insurance products such as government benefits and self-insurance plans, as well as the tax deductibility of commissions and fees and the consumers themselves. In addition, premium rates for certain insurance products, such as the mandatory automobile liability insurance that each automobile owner in Taiwan and the PRC is legally required to purchase, are tightly regulated by Insurance Bureau of Financial Supervisory Commission, Republic of China, or the FSC in Taiwan and China Insurance Regulatory Commission, or the CIRC in China.

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

The insurance intermediary industry in Taiwan and China is highly competitive, and we expect competition to persist and intensify. In insurance product distribution, we face competition from insurance companies that use their in-house sales force and exclusive sales agents to distribute their products, and from business entities that distribute insurance products on an ancillary basis, such as commercial banks, postal offices and automobile dealerships, as well as from other professional insurance intermediaries. We sell insurance products through our exclusive sales professionals and sales agents pursuant to agency contracts entered into with our subsidiaries or Consolidated Affiliated Entities in Taiwan and China, as applicable. The term of these agency contracts with Law Broker generally is for three years and will be re-signed upon expiration, while the term of these agency contracts with Henan Anhou generally is for one year with automatic extension in case neither party objects at the end of the term. These sales professionals and sales agents are not our employees and we cannot assure you that they will continue their services subsequent to the expiration of such agency contracts. We compete for customers on the basis of product offerings, customer services and reputation. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. If we are unable to compete effectively against those competitors, we may lose customers and our financial results may be negatively affected.

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

We primarily act as agents for insurance companies in distributing their products to retail customers. Our relationships with the insurance companies are governed by agreements between Law Broker or Henan Anhou and the insurance companies. See “Corporate History and Structure - Insurance Company Partners.” These contracts establish, among other things, the scope of authority, the pricing of the insurance products we distributes and its fee rates. These contracts typically have a term of one year and will be automatically extended for successive one-year term unless terminated earlier with at least 30 days or 60 days advance notice prior to its expiration.

For the year ended June 30, 2013, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., , China Life Insurance Company, Kuo Hua Life Insurance Co., Ltd. and TransGlobe Life Insurance Company. Among them, Farglory Life Insurance Co., Ltd. accounted for 34.2% of Law Broker’s total net revenues from commissions and fees in 2013.

For the year ended June 30, 2013, Henan Anhou’s top five insurance company partners, after aggregating the business conducted between Henan Anhou and the various local branches of the insurance companies, were Sunshine Insurance Group Corporation Limited, Taikang Life Insurance Co., Ltd., Cathay Property Insurance Co., Ltd., Sino Life Insurance Co., Ltd. and China Pacific Property Insurance Co., Ltd.. Among them, Sunshine Insurance Group Corporation Limited accounted for 32.13% of Henan Anhou’s total net revenues from commissions and fees in 2013.

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

Sales professionals or sales agent and employee misconduct could result in violations of law by us, regulatory sanctions, litigation or serious reputational or financial harm. Misconduct could include:

•	making misrepresentation when marketing or selling insurance products to customers;
•	hindering insurance applicants from making full and accurate mandatory disclosures or inducing applicants into making misrepresentations;
•	hiding or falsifying material information in relation to the insurance contracts;
•	fabricating or altering insurance contracts without authorization from relevant parties, selling false policies, or providing false documents on behalf of the applicants;
•	falsifying insurance agency business or fraudulently returning insurance policies to obtain commissions;
•	colluding with applicants, insured, or beneficiaries to obtain insurance benefits;
•	engaging in false claims; or
•	otherwise not complying with laws and regulations or our control policies or procedures.

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

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. To obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for five years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of June 30, 2013, all of Law Broker’s sales professionals had received and held a valid registration certificate.

All of Henan Anhou’s personnel who engage in insurance agency and brokering are required under relevant PRC regulations to obtain a qualification certificate from the CIRC in order to conduct insurance agency or brokering. To obtain the qualification certificate, the sale professionals have to pass the insurance agency or brokerage practitioner qualification test sponsored by the CIRC. Once the applicants passed such test, the CIRC may, subject to certain other conditions set forth in Measures on the Supervision of Insurance Salespersons and Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners, determine whether to grant such qualification certificate to the applicants. According to related regulations published by CIRC, qualification certificates obtained before July 1, 2013 have a validity period of three years, starting from the issuance date of such certificates. Holders of those qualification certificates must apply for renewal in local Insurance Regulatory Bureau at least 30 days before the validity period expires. Qualification certificates for insurance intermediaries practitioners (agency, brokerage and adjustment practitioners) obtained after July 1, 2013 are not subject to any validity period. In addition, we understand that the CIRC requires every individual agent carry the qualification certificate and other credentials showing specific information when conducting agency business. Under the relevant PRC regulations, an insurance agency or brokerage that retains unqualified personnel to engage in insurance intermediary activities may be imposed a fine up to RMB100,000 ($15,940). As of June 30, 2013, approximately 99% of Henan Anhou’s sales professionals had received and held a valid qualification certificate. The 1% of Henan Anhou’s sales professionals who failed to obtain such a qualification certificate is due to their failure to participate in or pass the qualification test. If more local CIRC agencies were to strictly enforce these regulations in the future, and if a substantial number of our sales forces remain unqualified, our business may be adversely affected. Moreover, we may be subject to fines and other administrative proceedings for the failure of our insurance professionals to obtain the necessary CIRC qualification certificate. Any such fines or administrative proceedings could materially and adversely affect our business, financial condition and results of operations.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

As a public company, we are subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on the Company’s internal controls over financial reporting (“ICFR”) in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to the Company’s status as an “emerging growth company” as defined by the JOBS Act.

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

The Company’s affiliates have significant control over matters requiring approval by shareholders.

The affiliates to the Company will hold 100% of the Company’s outstanding preferred shares, 43.63% of the Company’s outstanding common shares, and 58.04% of the voting power of the Company as of September 30, 2013 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, the Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of the Company’s affiliates may not always coincide with the interests of our other shareholders and as such the Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

Our contractual arrangements with Henan Anhou, its shareholders enable us to:

•	exercise effective control over Henan Anhou and its subsidiaries;
•	receive a substantial portion of the economic benefits of Henan Anhou and its subsidiaries in consideration for the services provided by our wholly- owned subsidiary in China; and
•	have an exclusive option to purchase all or part of the equity interests in Henan Anhou when and to the extent permitted by PRC law.

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

If we, our Consolidated Affiliated Entity, Henan Anhou or any of the existing and future subsidiaries of Henan Anhou are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the CIRC, will have broad discretion in dealing with such violations, including:

•	revoking the business and operating licenses of our PRC subsidiary and Consolidated Affiliated Entities;
•	restricting or prohibiting any related-party transactions among our PRC subsidiary and Consolidated Affiliated Entities;
•	imposing fines or other requirements with which we, our PRC subsidiary or our Consolidated Affiliated Entities may not be able to comply;
•	requiring us, our PRC subsidiary or our Consolidated Affiliated Entities to restructure the relevant ownership structure or operations; or
•	restricting or prohibiting us from providing additional funding for our business and operations in China.

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

Neither Henan Anhou nor Sichuan Kangzhuang has made any profits to date. The PRC taxable income of Jiangsu Law is calculated as the total revenue of Jiangsu Law times 10%. Jiangsu Law shall pay enterprise income tax calculated as 25% times its PRC taxable income. No service fees has been paid to the PRC subsidiary pursuant to the Exclusive Cooperation Agreement and it has not made any profit to date, thus, it has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to make profit in the year of 2014, we intend to use all of the revenues and profits to fund our business operations or expansion in China.

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

Any capital contributions we make to our PRC subsidiary, must be approved by the PRC Ministry of Commerce or its local counterparts, which usually takes approximately 30 days or longer, and registered with the SAFE or its local counterparts. Such applications and registrations could be time consuming and their outcomes would be uncertain. The registered capital of CU WFOE is $300,000 and has been contributed.

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

Currently, Law Broker’s principal regulator is the Financial Supervisory Committee of Republic of China, or the FSC, which was formed on July 1, 2004 in accordance with the Financial Supervisory Organization Act, which was intended to grant regulatory authority over the Taiwan insurance industry to the FSC.

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

Fluctuation in the value of the New Taiwanese Dollar may have a material adverse effect on your investment.

The value of the New Taiwanese Dollar (“NTD” or “NT$”) against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of September 23, 2013, the exchange rate of NT$ to the USD was 1NT$=0.03USD.

In Taiwan, our revenues and costs are denominated in the NT$, and a significant portion of our financial assets are also denominated in NT$. We rely substantially on dividends and other fees paid to us by our Taiwan Subsidiary. Any significant appreciation or depreciation of the NT$ against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our shares in USD. For example, a further appreciation of the NT$ against the USD would make any new NT$-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the NT$ for such purposes. An appreciation of the NT$ against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the NT$, as the NT$ is our reporting currency in Taiwan. Conversely, a significant depreciation of the NT$ against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Risks Related to Doing Business in China

Our limited operating history in China, especially our limited experience in distributing property and casualty insurance products may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history in China. Henan Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Henan Anhou started distributing automobile insurance business in 2010. Life insurance products distributed by Henan Anhou accounted for 68.6% and 73.2% of Henan Anhou’s total net revenues in 2012 and 2013, respectively. Property and casualty insurance products distributed by Henan Anhou accounted for 31.4% and 26.8 % of Henan Anhou’s total net revenues in 2012 and 2013, respectively. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Henan Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

PRC regulations relating to the establishment of offshore SPVs by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005, and the Notice of the SAFE on Printing and Distributing the Implementing Rules for Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 19, effective on July 1, 2011. These regulations require PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who make, or have previously made prior to the implementation of these foreign exchange regulations, direct or indirect investments in Special Purpose Vehicles or SPVs will be required to register those investments. In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update the previously filed registration with the local branch of SAFE, with respect to that SPV, to reflect any material change. Moreover, the PRC subsidiaries of that SPV are required to urge the PRC resident shareholders to update their registration with the local branch of SAFE. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing its profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions, including (i) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (ii) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

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

However, we cannot conclude the SAFE or the local branch responsible for our PRC subsidiary’s foreign exchange registrations will not later alter its position on and interpretation of the applicability of these foreign exchange regulations to Mr. Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun. If the registration procedures set forth in these foreign exchange regulations become applicable to Mr. Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun, we will urge these individuals to, and believe they will, file necessary registrations and amendments as required under SAFE Circular No. 75 and related rules. However, as SAFE regulations and policies have been evolving rapidly in the past few years, we cannot assure that all of these individuals can successfully make or update any applicable registration or obtain the necessary approval required by these foreign exchange regulations as these individuals may not be able to fully satisfy the new requirements or interpretations that SAFE or its local branch may impose or adopt from time to time. The failure or inability of such individuals to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, the Company, or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to our stockholders could be materially and adversely affected.

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

Henan Anhou operates in a highly regulated industry. The CIRC has authority to supervise and regulate the insurance industry in China. In exercising its authority, the CIRC has wide discretion, and the administration, interpretation and enforcement of the laws and regulations applicable to us involve uncertainties that could materially and adversely affect our business and results of operations. For example, it is not clear when the CIRC will start strictly enforcing the qualification requirements for sales professionals affiliated with professional insurance intermediaries like our Consolidated Affiliated Entities. Although we have not had any material violations to date, we cannot assure you that our operations will always be consistent with the interpretation and enforcement of the laws and regulations by the CIRC from time to time.

The principal regulation governing insurance agencies in China is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. The Agency Provisions have not only set forth the market entrance standards for applicants to establish an insurance agency, but also stipulate the qualification criteria of senior management for such insurance agency. The Agency Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. The principal regulation governing insurance brokerages in China is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. The Brokerage Provisions have not only set forth the market entrance standards for applicants to establish a brokerage firm, but also stipulate the qualification criteria of senior management for such brokerage firm. The Brokerage Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. On January 6, 2013, CIRC issued Measures on the Supervision of Insurance Salespersons and Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners, which sets forth a higher academic requirement for candidates to take the qualification examination for the insurance agency and brokerage practitioners organized by the CIRC. The enactment of any new laws and regulations in replacement of the above-mentioned laws or the change of interpretations of any such current laws and regulations may have a significant impact on the operation and financial results of the Company.

For an expanded discussion of the material regulations affecting the Company, please review the discussion located under the “Regulation” heading in the “Corporate History and Structure” section of this annual report.

Further development of regulations in China may impose additional costs and restrictions on our activities.

China’s insurance regulatory regime is undergoing significant changes. Some of these changes and the further development of regulations applicable to us may result in additional restrictions on our activities or more intensive competition in this industry. For example, under the provisions for administration of professional insurance agencies and brokerages promulgated on September 25, 2009, insurance agencies and brokerage companies are required to increase their guaranty deposit, which generally cannot be withdrawn without the CIRC’s approval, when they open any new branches. Furthermore, pursuant to the provisions, the minimum registered capital requirements for insurance agencies and brokerages were increased substantially. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions and Decision on Revising the Brokerage Provisions, pursuant to which, CIRC has mandated any insurance agency and insurance brokerage established subsequent to the Decisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agencies and insurance brokerages established prior to the issuance of the Decisions, with registered capital less than RMB50 million($8.1 million), can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office. See “Corporate History and Structure - Regulation.” Such increase would reduce the amount of cash available for other business purposes. In addition, the CIRC issued an Opinion of CIRC on Reforming and Improving the Management System of Insurance Salespersons in September 2010 (the “Reforming Opinion”), which requires the insurance companies and insurance intermediaries to build up a clear legal relationship with the insurance salespersons, improve the fundamental protection rights of the insurance salespersons, and encourage the insurance companies and insurance intermediaries to actively explore new models and marketing channels for insurance sales system. On September 14, 2013, CIRC issued another opinion to reiterate and push forward the Reforming Opinion above.

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

The PRC subsidiary has not made any profits to date and as a result has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to become profitable in 2014, we intend to use any profits to fund our business operations or expansion of our business.

Any limitation on the ability of our subsidiary and Consolidated Affiliated Entities to distribute dividends or other payments to us could materially and adversely limit our ability to grow, make investments or acquisitions that could be beneficial to our businesses, pay dividends, or otherwise fund and conduct our business.

Fluctuation in the value of NTD  may have a material adverse effect on your investment.

The value of the NTD against the USD and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions.

For the year ended June 30, 2013, our revenues and costs are denominated in the NTD, and a significant portion of our financial assets are also denominated in NTD. (For the year ended June 30, 2012, our revenues and costs are denominated in the RMB, and a significant portion of our financial assets are also denominated in RMB.) Any significant appreciation or depreciation of the NTD against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in USD. For example, an appreciation of the NTD against the USD would make any new NTD-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the NTD for such purposes. An appreciation of the NTD against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the NTD, as the NTD is our reporting currency in Taiwan. Conversely, a significant depreciation of the NTD against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Sensitivity analysis

The following table indicates the instantaneous change in the Company's (loss) / profit after tax (and accumulated losses) that would arise if foreign exchange rates at the reporting date had changed at that date, assuming all other risk variables remained constant.

For the year ended June 30, 2013			For the year ended Jun 30, 2012
Appreciation in NTD	Decrease in net income	Decrease in retained earnings	Appreciation in RMB	Decrease in net loss	Decrease in accumulated losses

3%	$122,168	$33,495	3%	$9,990	$54,402

The weakening of the NTD against the above currencies by the same percentages would have had the equal but opposite effect on the above currencies to the amounts shown above, on the basis that all other variables remain constant.

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

The PRC historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in the PRC. Currently, we do not have any employees that are formally trained in US GAAP or in ICFR in the PRC. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

We currently intend to retain our future earnings, if any, to support our operations and to finance expansion. The declaration, and amount of any future dividends will be made at the discretion of the Board of Directors (“BOD”), and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as the BOD considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If you require dividend income, you should not rely on an investment in the Company. Income received from an investment in the Company will only come from a rise in the market price in the Company’s stock, which is uncertain and unpredictable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Law Enterprise, Law Broker, Law Management and Law Agent shared the same address as their registered address, which is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taibei City, Taiwan, with approximately 753.29 square meters of office space. The lease was between Pengcheng Co., Ltd. and Law Broker, for an original term of two years commencing from June 1, 2011 to May 31, 2013 and with a monthly rent of $11,977 (NT$355,477). On May 23, 2013, the lease was renewed and the term was extended to May 31, 2015 on the same terms as the original lease agreement. Law Broker has also entered into 26 leases for each of its sales and service outlets and training centers (excluding its headquarter), with an aggregate office size of 16,023 square meters for an aggregate monthly fee of $122,266 (NT$3,658,823).

Henan Anhou has two principal offices: (i) one is located at Building 4F, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, China, with 6,157 square feet (572 square meters) of office space. The lease agreement is between Ma Rui and Henan Anhou. The original lease term was from January 1, 2008 to December 30, 2010 for two years, with rent of $4,032 (RMB25,739) per month payable every three months. On January 10, 2011, the lease was renewed and the term was extended to December 30, 2013 on the same terms as the original lease agreement; and (ii) the other office is located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, China, with 5,597 square feet (520 square meters) of office space. The lease agreement is between Ma Rui and Henan Anhou. The original lease term was from January 1, 2008 to December 30, 2010 for two years, with rent of $1,880 (RMB12,000) per month payable every three months. On January 1, 2011, the lease was renewed and the term extended to December 30, 2013 on the same terms as the original lease agreement.

Sichuan Kangzhuang’s office is located at A and B areas, 14th Floor Renbao Building, No.57 Dongyu Street, Jinjiang District, Chengdu City, Sichuan province, China, with 8,353 square feet (776 square meters) of office space. The lease was between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang. The lease term is from September 1, 2006 to August 31, 2011 for four years, with rent of approximately $4,862 (RMB31,040) per month, to be increased by 8% per annum commencing from September 1, 2008, payable every three months. Upon the expiration of the above lease, Sichuan Kangzhuang entered into a new lease with People's Insurance Company of China, Sichuan Branch, which is located at B area, 14th Floor Renbao Building, No.57 Dongyu Street, Chengdu City, Sichuan province, China, with 6,672 square feet (612 square meters) of office space. The lease term is from September 1, 2011 to August 31, 2014 for three years, with rent of $5,313 (RMB33,652 ) per month in the first year commencing from September 1, 2011, $5,844 (RMB37,017) per month in the second year commencing from September 1, 2012, $6,429 (RMB40,719) per month in the third year commencing from September 1, 2013, payable every three months.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 10,764 square feet (1,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. Jiangsu Law leases such office free of charge and no written agreement was executed.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII” since August 1, 2012.The latest available closing price of our common stock prior to September 23, 2013 was $13.59.

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions. During the fiscal year ended June 30, 2012, there was no transaction of our common stock.

	Fiscal Year Ended June 30, 2013
	Low	High
First Quarter ended September 30, 2012	$5.00	$18.50
Second Quarter ended December 31, 2012	$6.00	$25.00
Third Quarter ended March 31, 2013	$12.00	$22.00
Fourth Quarter ended June 30, 2013	$13.00	$18.20

Shareholders

As of September 23, 2013, there were 123 record owners of our common stock and1 record owner of our preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the Acquisition Agreement dated August 24, 2012 and its amendment on March 14, 2013, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4 million shares of CUIS common stock, among which 2 million shares shall be solely granted to employees of Law Broker, and the remaining 2 million shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the BOD of Law Broker may submit its recommendation to the Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by the Company. As of September 23, 2013, the Company has not yet set up the ESOP.

Options and Warrants

As of September 23, 2013, we had no outstanding options or warrants.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Overview

China United Insurance Service, Inc. (“China United”, ”CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the Over the Counter Bulletin Board (the “OTCBB”). CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“the PRC”).

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

Our CAE in China are VIE through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements.  If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. During the year ended June 30, 2012 and 2011, 100% of our revenues in our consolidated financial statements were derived from our CAE. As of June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into a series of VIE Agreements pursuant to which CU WFOE has executed effective control over Henan Anhou through these contractual arrangements.

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

As of June 30, 2013, through our CAE, we had two insurance agencies, one brokerage and 37 service outlets with 888 full-time sales professionals, 37 part-time sales professionals and 67 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 23 sales and service outlets (including the headquarters) with 1,455 full-time sales professionals, 449 part-time sales professionals and 151 administrative staff in Taiwan.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the year. Management makes these estimates using the best information available when they are made.  However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting the Company’s financial statements; the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments The Company has not made any material changes in the methodology used in these accounting polices during the past two years.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United and its subsidiaries. The results of operations of AHFL and subsidiaries are included since August 31, 2012 the date of acquisition for accounting convenience. All significant intercompany transactions and balances were eliminated in consolidation.

Accounts Receivable

The Company reviews its accounts receivable on a regular basis to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyzes the age of receivable outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2013 and 2012.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of June 30 2013 and 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current and past fiscal years.  During the year ended June 30 2013 and 2012, the Company did not recognize any interest or penalties.

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

Results of Operations for the Years Ended June 30, 2013 and 2012

	2013	2012	2012 to 2013 Percentage Change

Revenues	$37,842,246	$3,153,776	1,100%
Cost of revenue	24,309,716	2,363,581	929%

Gross profit	13,532,530	790,195	1,613%

Operating expenses:
Selling	962,958	-
General and administrative	9,062,828	1,166,841	676%

Income (loss) from operations	3,506,744	(376,646)	(1,033)%

Other income (expenses):
Interest income	83,682	4,756	1,660%
Bargain gain on purchase of subsidiaries	5,280,042	-
Other – net	432,064	(18)
Total other income (expenses)	5,795,788	4,738

Income (loss) before income taxes	9,302,532	(371,908)	(2,603)%
Income tax expense	698,508	(268,440)	360%

Net income (loss)	8,604,024	(103,468)	(8,422)%
Net income attributable to the non-controlling interests	(1,386,556)	-
Net income (loss) attributable to parent's shareholders	7,217,468	(103,468)	(7,082)%

Other comprehensive items:
Foreign currency translation gain (loss) attributable to parent's shareholders	13,579	13,972	(1,925)%
Foreign currency translation gain (loss) attributable to non-controlling interest	(2,343)	-

Comprehensive income (loss) attributable to parent's shareholders	$7,231,047	$(89,496)	(7,887)%

Comprehensive income (loss) attributable to non-controlling interest	$(1,388,186)	$(89,496)	1,451%

Weighted average shares outstanding:
Basic and diluted	27,593,654	20,100,503	37%

Income (loss) per share:
Basic and diluted	$0.26	$0.00

Year Ended June 30, 2013 Compared to Year Ended June 30, 2012

Our results of operations for the year ended June 30, 2013 contains the results for ten months for the period ended June 30, 2013 of AHFL. The majority of AHFL’s result is generated by Law Broker, its subsidiary in Taiwan. Acquisition of AHFL enables us to expand our business to Taiwan.

Revenues

Revenues increased by $34,688,470, or 1,100%, from $3,153,776 for the year ended June 30 2012 to $37,842,246 for the year ended June 30, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan and increased our sub agent numbers from 1112 as of June 30, 2012 to 2,829 as of June 30, 2013.

Cost of revenue and gross profit

The cost of revenue for the year ended June 30 2013 increased by $ 21,946,135 or 929%, to $24,309,716 compared to $2,363,581 for the year ended June 30, 2012. Over 90% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased.

The gross profit for the year ended June 30, 2013 increased by $12,742,335, or 1,613%, to $ 13,532,530 compared to $790,195 for the year ended June 30, 2012. The gross profit ratio increased to 36% for the year ended June 30, 2013 from 25% for the year ended June 30, 2012. The increase in profitability was mainly due to the higher margins of Law Broker.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the year ended June 30, 2013, G&A expenses were $9,062,828, increased by $7,895,987, or 676%, compared with $1,166,841 for the year ended June 30, 2012. The growth of expenses is due to the overall growth of our business and the acquisition of AHFL. For the year ended June 30, 2013, the Company accrued $200,000 for expenses related to the acquisition.

Other income

Other income for the year ended 30 June, 2013 was mainly rental income of sub-leased spare offices and garage.

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

According to tax regulations by Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over the past five years can be adjusted. Therefore, during the year ended June 30 2013, we reversed the tax payable of $274,489 accrued in 2012 for such deductible commissions and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of June 30, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

Liquidity and Capital Resources

Prior to June 30, 2012, the Company’s gross margin couldn’t cover its operating expenses and we recorded an accumulated deficit of $1,918,972. As a result, the Company needed to partially finance its operations through capital contribution and borrowings from related parties.

As a result of the acquisition of AHFL, our cash and equivalents increased by $15,447,116. As of June 30, 2013, the Company had cash and equivalents of $16,705,327

Net cash provided by operating activities during the year ended June 30 2013 was $1,598,575. Net cash used in operating activities during the year ended June 30, 2012 was $344,495. The increase was mainly contributed by our Taiwan business.

Net cash provided by investing activities was $12,738,126 during the year ended June 30, 2013. This was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities. The net cash used in investing activities was $15,720 for the year ended June 30 2012.

For the year ended June 30, 2013, net cash provided in financing activities was $1,260,382 and net cash provided by financing activities was $304,872 in the year ended June 30, 2012.

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Intercompany Loan and Loans to Unrelated Third Parties

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with ZLI Holdings Limited, a wholly-owned Hong Kong subsidiary of CUIS (the “HK Company”).

Under the Company Loan Agreement, AHFL agreed to provide a loan to the HK Company with the principal amount equal to the US Dollar equivalent of RMB 40,000,000 ($6,532,716). The term for such was (10) years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of the HK Company on August 30, 2013.

In August 2013, the HK Company entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from the HK Company for their investment in Henan Law Anhou Insurance Agency Co., Ltd. (“Anhou”) and the HK Company agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,532,716). The term for such loans was ten (10) years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (the “WFOE”) and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and the HK Company may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to the HK Company.

The specific amounts loaned to the Investor Borrowers were as follows:

Able: RMB29,500,000 ($4,817,896)

Mr. Chen: RMB3,000,000 ($489,949)

Ms. Yue: RMB7,500,000 ($1,224,871)

Recent development of relevant laws and background of the loans

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,895). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,895), can continue to operate their existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where they do not have a registered office or a branch office.

As of the date hereof, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,179). The registered office and branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million ($8,165,895) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

Due to certain restrictions on direct foreign investment in insurance agency business under current PRC legal regime, Anhou has sought certain investments made by the Investor Borrowers and they may need funds through individual loans. Upon the completion of the contemplated increase of registered capital of Anhou, each Investor Borrowers shall, or cause their designated persons to, enter into the Variable Interest Entities Agreement with the WFOE, the wholly-owned indirect subsidiary of the Company, Anhou and other parties so as to consolidate any additional VIE interest generated from the said registered capital increase into the Company.

Due to Related Parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2013 and 2012:

	2013	2012
Due to Mr. Mao (Principal Shareholder of the Company)	$71,487	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	1,099,331	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	-	2,189
Due to Mrs. Li (Director of CUIS)	566,478	-
Total	$1,737,296	$445,332

During the year ended June 30, 2013, Mr. Mao paid $69,616 on behalf of the Company, for professional services related to the acquisition of AHFL, Ms. Zhu paid $658,059 for working capital, and Mrs. Li paid $566,478 for expenses related to financial reporting. During the year ended June 30, 2012, Mr. Mao, Ms. Zhu and Mr. Zhu paid $1,871, $441,272 and $2,189, respectively, for working capital. All amounts are interest-free, unsecured and payable on demand.

Off Balance Sheet Arrangements

As of June 30, 2013, the Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China United Insurance Service, Inc.

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. as of June 30, 2013, and 2012 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2013. China United Insurance Service, Inc., management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of China United Insurance Service, Inc. as of June 30, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Goldman Kurland and Mohidin LLP

September 23, 2013

Encino, California

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012
ASSETS
Current assets
Cash and equivalents	$16,705,327	$1,258,211
Marketable securities	130,387	-
Accounts receivable, net	4,138,340	184,767
Other current assets	435,043	48,640
Total current assets	21,409,097	1,491,618
Property, plant and equipment, net	1,161,803	114,945
Goodwill	121,667	118,855
Other assets	519,878	113,217
TOTAL ASSETS	$23,212,445	$1,838,635
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$893,713	$405,723
Other current liabilities	5,092,826	286,909
Due to related parties	1,737,296	445,332
TOTAL CURRENT LIABILITIES	7,723,835	1,137,964
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of June 30, 2013, none as of June 30, 2012	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding as of June 30, 2013, 20,100,503 issued and outstanding as of June 30, 2012	291	201
Additional paid-in capital	4,674,593	2,674,692
Reserves	257,785	-
Accumulated other comprehensive loss	(41,671)	(55,250)
Retained earnings (accumulated deficit)	4,907,617	(1,918,972)
Stockholder’s equity attribute to parent’s shareholders	9,798,625	700,671
Noncontrolling interest	5,689,985	-
TOTAL STOCKHOLDERS’ EQUITY	15,488,610	700,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,212,445	$1,838,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Year Ended June 30,
	2013	2012

Revenues	$37,842,246	$3,153,776
Cost of revenue	24,309,716	2,363,581

Gross profit	13,532,530	790,195

Operating expenses:
Selling	962,958	-
General and administrative	9,062,828	1,166,841

Income (loss) from operations	3,506,744	(376,646)

Other income (expenses):
Interest income	83,682	4,756
Bargain gain on purchase of subsidiaries	5,280,042	-
Other - net	432,064	(18)
Total other income (expenses)	5,795,788	4,738

Income (loss) before income taxes	9,302,532	(371,908)
Income tax expense	698,508	(268,440)

Net income (loss)	8,604,024	(103,468)
Net income attributable to the noncontrolling interests	(1,386,556)	-
Net income (loss) attributable to parent's shareholders	7,217,468	(103,468)

Other comprehensive items
Foreign currency translation gain (loss) attributable to parent's shareholders	13,579	13,972
Foreign currency translation gain (loss) attributable to noncontrolling interest	(1,630)	-

Comprehensive income (loss) attributable to parent's shareholders	$7,231,047	$(89,496)

Comprehensive income (loss) attributable to noncontrolling interest	$(1,388,186)	$(89,496)

Weighted average shares outstanding:
Basic and diluted	27,593,654	20,100,503

Income (loss) per share:
Basic and diluted	$0.26	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended June 30,
	2013	2012

Cash flows from operating activities:
Net income (loss)	$8,604,024	$(103,468)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	108,492	39,366
Bargain gain on purchase of subsidiaries	(5,280,042)	-
Share-based payment	-	1,508
Changes in operating assets and liabilities:
Accounts receivable	(1,773,181)	(102,830)
Other current assets	103,643	(7,051)
Other assets	(19,207)	-
Taxes payable	(123,260)	(295,807)
Other current liabilities	(21,894)	123,787
Net cash provided by (used in) operating activities	1,598,575	(344,495)

Cash flows from investing activities:
Cash acquired in acquisition	12,766,882	-
Purchase marketable securities	(2,553)	-
Purchase of property, plant and equipment	(26,203)	(24,557)
Net cash provided by (used in) investing activities	12,738,126	(24,557)

Cash flows from financing activities:
Repayment on borrowings from related parties	-	(18,157)
Proceeds from ralated party borrowing	1,260,382	323,029
Net cash provided by (used in) financing activities	1,260,382	304,872

Foreign currency translation	(149,967)	25,178
Net increase/(decrease) in cash and equivalents	15,447,116	(39,002)
Cash and equivalents, beginning balance	1,258,211	1,297,213
Cash and equivalents, ending balance	$16,705,327	$1,258,211

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$974,615	$15,720

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock	Amount	Preferred stock	Amount	Additional Paid -in Capital	Reserves	Other comprehensive loss	(Accumulated Deficit)/ Retained earnings	Total	Noncontrolling interest	Total equity
Balance July 1, 2011	20,000,000	$200	-	-	2,673,186	-	(69,222)	(1,815,504)	$788,660	$-	$788,660
Share-based payment	100,503	1	-	-	1,507	-	-	-	1,508	-	1,508
Foreign currency translation gain	-	-	-	-	-	-	13,972	-	13,972	-	13,972
Net loss	-	-	-	-	-	-	-	(103,468)	(103,468)	-	(103,468)
Balance June 30, 2012	20,100,503	201	-	-	2,674,693	-	(55,250)	(1,918,972)	700,672	-	700,672
Reclassification to preferred stock	(1,000,000)	(10)	1,000,000	10	-	-	-	-	-	-	-
Issuance of common stock	10,000,000	100	-	-	1,999,900	-	-	-	2,000,000	-	2,000,000
Foreign currency translation gain (loss)	-	-	-	-	-	-	13,579	-	13,579	(1,630)	11,949
Appropriation of reserves	-	-	-	-	-	257,785	-	(390,879)	(133,094)	133,094	-
Net income	-	-	-	-	-	-	-	7,217,468	7,217,468	1,386,556	8,604,024
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	-	4,171,965	4,171,965
Balance June 30, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$257,785	$(41,671)	$4,907,617	$9,798,625	$5,689,985	$15,488,610

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2013 AND 2012

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board (the “OTCBB”).

CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United, on July 12, 2010 under Hong Kong law. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“PRC”).

On January 16, 2011, the Company issued 20,000,000 shares of common stock, $0.00001 par value, to several non-US persons for $300,000. The issuance was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended. As a result of the issuance of the 20,000,000 shares, the owners of Henan Anhou (accounting acquirer) owned 100% of the Company. Accordingly, this transaction was accounted for as a recapitalization of Henan Anhou. The historical financial statements presented are those of the accounting acquirer for all periods presented. On January 28, 2011, the Company increased the number of authorized shares of common stock from 30,000,000 to 100,000,000 and authorized 10,000,000 shares of preferred stock.

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on May 18, 2005 in Jiangsu Province in the PRC. Jiangsu Law provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Henan Anhou for RMB518,000 ($75,475) and Henan Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Jiangsu Law. The consideration is due upon request and had not been paid as of September 30, 2013. On acquisition date, Jiangsu Law had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value (FV”) of the identifiable assets and liabilities assumed exceeded the FV of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

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

On August 17, 2012, Action Holdings Financial Limited (“AHFL”), an LLC incorporated under the laws of the British Virgin Islands on April 30, 2012, purchased 13,593,015 shares of common stock of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996, from certain shareholders at NT$12.8 ($0.44) per share, which was 65.95% ownership in Law Enterprise. As of August 24, 2012, Law Enterprise held (i) 100% of Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent”), an LLC incorporated in Taiwan on June 3, 2000.

On August 24, 2012, the Company acquired all of the issued and outstanding shares (100% of voting equity interest) of AHFL together with its subsidiaries in Taiwan. Pursuant to the provisions of the Acquisition Agreement and for all of the issued and outstanding shares of AHFL, the Company was to pay NT$15 million ($500,815) on or prior to March 31, 2013 and NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition the Company agreed to (i) issue 8,000,000 shares of common stock of the Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of the Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of the Company.

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees).

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are not in operation.

The corporate structure after the acquisition is:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
Action Holdings Financial Limited(BVI Company)
65.95%
100%
Law Enterprise Co., Ltd.(Taiwan Company)
96%
100%
Law Insurance Broker Co., Ltd. (Taiwan Company)
Law Insurance Agent Co., Ltd.(Taiwan Company)
97.84%
Law Risk Management & Consultant Co., Ltd.(Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Zhu Shuqin
80%
Contractual Control
4.5%
Fang Qunlei
Henan Law Anhou Insurance Agency Co., Ltd.
Chen Yanxia
11%
100%
100%
4.5%
Wei Qun
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

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

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The functional currency for our subsidiaries in Taiwan is New Taiwanese Dollar “(NT$”) and for the VIEs in China is Renminbi (“RMB”).

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

Comprehensive Income

The Company follows FASB ASC Topic 220 (“ASC 220”), “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income as net income and all changes to stockholders' equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Transactions

The consolidated financial statements were translated into United States Dollars (“USD” or “$”) in accordance with FASB ASC Topic 830 “Foreign Currency Transaction.”  According to the standard, all assets and liabilities were translated at the exchange rate on the balance sheet dates; stockholders’ equity is translated at historical rates and statement of operations items are translated at the weighted average exchange rate for the year. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss).

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

Marketable Securities

The Company invests part of its excess cash in equity securities, money market funds and government bonds. Such investments are included in “Marketable securities” in the accompanying consolidated balance sheets. Held-to-maturity represents debt securities the Company intends and has the ability to hold to maturity; Trading securities represent debt securities bought and held primarily for sale in the near-term to generate income on short-term price differences; Equity security investments are classified as trading securities and reported at FV with changes in FV recorded in “Other Income”. Available-for-sale represents debt securities not classified as held-to-maturity or trading securities; Bonds are classified as available-for-sale and reported at FV with unrealized gains and losses included in “Accumulated other comprehensive income (loss).”

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2013 or 2012.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost.  Gain or loss on disposal of property, plant and equipment is recorded in other income at disposal. Expenditures for betterments, renewals and additions are capitalized. Repairs and maintenance expenses are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over a useful life of three to ten years with salvage value of 10% to 25%. Property, plant and equipment mainly consist of office furniture, computers and leasehold improvements.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the year ended June 30, 2013 or 2012.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 8). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of June 30, 2013, there were no indications of any impairment.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the years ended June 30, 2013 and 2012, policy cancellations were $12,809 and nil, respectively.

The Company pays commissions to its sub-agents when an insurance product is sold by the sub-agent. The Company recognizes commission revenue on a gross basis. The commissions paid by the Company to its sub-agents are recorded as cost of revenue.

Income Taxes

The Company utilizes ASC Topic 740, “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events included in the financial statements or tax returns. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of June 30, 2013 and 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. During the years ended June 30, 2013 and 2012, the Company did not recognize any interest or penalties.

Fair Values of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, establishes a three-level valuation hierarchy for disclosures of FV measurement and enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of June 30, 2013 and 2012, substantially all of the Company’s cash and equivalents were held by major financial institutions in Taiwan, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

The Company has two principal insurance companies, Fubong Life Insurance Co., Ltd. (“Fubong”) and Far Glory Life Insurance (“Far Glory”), for which it acts as an insurance agent. For the years ended June 30, 2013 and 2012, the Company’s revenues from sale of insurance policies underwritten by these two companies was:

	2013	2012
Fubong	$9,245,419	$-
Far Glory	12,118,121	-

As of June 30, 2013 and 2012, the Company’s receivables from these two companies were:

	2013	2012
Fubong	$673,710	$-
Far Glory	1,501,865	-

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

Operating Leases

Leases, where substantially all the rewards and risks of ownership of assets remain with the leasing company, that do not meet the capitalization criteria of FASB ASC Topic 840 “Leases,” are accounted for as operating leases. Rentals under operating leases are expensed on the straight-line basis over the lease term.

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting,” for its segment reporting.  For the years ended, June 30 2013 and 2012, the Company managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC and Taiwan (combined referred as “Greater China”). All revenues are derived from Greater China and all long-lived assets are in Greater China.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies and an average exchange rate is used. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Cash from operating, investing and financing activities is net of the effect of acquisition described in Note 9.

Variable Interest Entities

The Company follows FASB ASC Subtopic 810-10-05-8”, “Consolidation of VIEs,” states that a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

Due to the PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, the Company operates its insurance agency and brokerage business primarily through Henan Anhou, a VIE owned by four individual shareholders, and two subsidiaries of Henan Anhou.

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into VIE Agreements which included:

☐	Exclusive Business Cooperation Agreement (“EBCA” or the “Agreement”) through which: (1) CU WFOE has the right to provide Henan Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Henan Anhou agrees to accept all the consultations and services provided by CU WFOE. Henan Anhou further agrees that unless with CU WFOE's prior written consent, during the term of this Agreement, Henan Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Henan Anhou shall pay CU WFOE fees equal to 90% of the net income of Henan Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

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

☐	Power of Attorney under which each shareholder of Henan Anhou executed an irrevocable power of attorney to authorize CU WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Henan Anhou, including without limitation to: (1) attend shareholders' meetings of Henan Anhou; (2) exercise all the shareholder's rights and shareholder's voting rights that he/she is entitled to under the laws of the PRC and Henan Anhou's Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Henan Anhou.
☐	Option Agreement under which the shareholders of Henan Anhou irrevocably granted CU WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Henan Anhou’s equity interest held by each shareholder of Henan Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Henan Anhou shall be the lower of (i) RMB1 ($0.16) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when CU WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of the PRC. The term of this Agreement is 10 years, and may be renewed at CU WFOE's election.

☐	Share Pledge Agreement under which the owners of Henan Anhou pledged their equity interests in Henan Anhou to CU WFOE to guarantee Henan Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Henan Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, CU WFOE shall have the right, but not the obligation, to dispose of the owners of Henan Anhou’s equity interests in Henan Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Henan Anhou or its subsidiaries.

As a result of the agreements among CU WFOE, the shareholders of Henan Anhou and Henan Anhou, CU WFOE is considered the primary beneficiary of Henan Anhou, CU WFOE has effective control over Henan Anhou; therefore, CU WFOE consolidates the results of operations of Henan Anhou and its subsidiaries. Accordingly the results of operations, assets and liabilities of Henan Anhou and its subsidiaries are consolidated in the Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

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

The Company reviews the VIE’s status on an annual basis. During the year ended June 30, 2013, no event including a-d above took place that would change the Company’s primary beneficiary status.

Recent Accounting Pronouncements

In April, 2011, the FASB issued ASU 2011-03 Transfers and Servicing (ASC Topic 860), “Reconsideration of Effective Control for Repurchase Agreements.” The amendments in this ASU 2011-03 remove from the assessment of effective control:

1.	The criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on the substantially agreed terms, even in the event of default by the transferee; and

2.	The collateral maintenance implementation guidance related to that criterion.

Other criteria applicable to the assessment of effective control are not changed by the amendments in ASC 860. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU did not have a material effect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-04 Fair Value Measurement (ASC Topic 820), “Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards,” (“IFRS”). The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring FV and for disclosing information about FV measurements. The amendments include:

1.	Those that clarify the Board of Directors’ intent about the application of existing FV measurement and disclosure requirements.

2.	Those that change a particular principle or requirement for measuring FV or for disclosing information about fair value measurements.

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

In June 2011, the FASB issued ASU 2011-05 Comprehensive Income (ASC Topic 220), “Presentation of Comprehensive Income.” In this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented.

The amendments in ASC 860 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and early adoption is permitted. The adoption of this ASU did not have a material impact on the Company's consolidated financial statements.

In July 2012, the FASB issued ASU 2012-02, Intangibles-Goodwill and Other (ASC Topic 350), “Testing Indefinite-Lived Intangible Assets for Impairment.” The ASU provides entities with an option to first assess qualitative factors to determine whether events or circumstances indicate it is more likely than not the indefinite-lived intangible asset is impaired. If an entity concludes it is more than 50% likely that an indefinite-lived intangible asset is not impaired, no further analysis is required. However, if an entity concludes otherwise, it would be required to determine the FV of the indefinite-lived intangible asset to measure the amount of impairment, if any, as currently required under US GAAP. The ASU is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this pronouncement did not have a material impact on our financial statements.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate a material impact on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on our financial statements upon adoption.

In July 2013, the FASB issued ASU 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” This standard provides guidance regarding when an unrecognized tax benefit should be classified as a reduction to a deferred tax asset or when it should be classified as a liability in the consolidated balance sheet. The new guidance will be effective for us beginning July 1, 2014. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on our consolidated financial statements.

NOTE 3 – CASH AND EQUIVALENTS

As of June 30 2013 and 2012 our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and government bonds, which are classified as Level 1 securities as follows:

	June 30, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Equity securities	$25,363	$1,605	$26,968
Government bonds	105,620	(2,201)	103,419
	$130,983	$(596)	$130,387

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of June 30, 2013 and 2012:

	2013	2012
Prepaid rent	$86,697	$34,371
Refundable business tax	246,854	-
Other	101,492	14,269
Total other current assets	$435,043	$48,640

Refundable business tax represents business tax prepaid by Law Broker and Risk Management, expected to be refunded by Taiwan tax bureau.

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of June 30, 2013 and 2012:

	2013	2012
Office Equipment	$366,455	$304,509
Office Furniture	2,034,925	57,018
Leasehold improvements	709,228	-
Transportation equipment	16,185	99,467
Other equipment	169,196	-
Total	3,295,989	460,994
Less: accumulated depreciation	(2,134,186)	(346,049)
Total property, plant and equipment, net	$1,161,803	$114,945

NOTE 7–OTHER ASSETS

As of June 30, 2013 and 2012, the Company’s other assets mainly consist of deposits, including deposits for long-term leases.

NOTE 8 – GOODWILL

On September 6, 2010, Henan Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. As of June 30, 2013, there are no indications of any impairment. No intangible assets are identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang has no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

NOTE 9 – RECENT ACQUISITION

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL for $2,750,910. NT$15 million ($500,815) and NT$7.5 million ($250,095) payable in cash in two installments, and 10 million shares of common stock at the then market price of $0.20 per share. The FV of the identifiable assets and liabilities of AHFL at acquisition date was $8,047,654. The Company recorded the $5,280,042 excess of purchase price over the FV of assets and liabilities acquired as bargain gain on purchase. We believe the gain on acquisition resulted from the sellers' strategic intent to enter the PRC market, which has a higher growth rate than Taiwan, and to become the shareholder of an OTCBB company.

We use August 31, 2012 as the closest available date to value the FV of the identifiable assets and liabilities of AHFL at acquisition date. The consolidated statement of operations and other comprehensive income (loss) for the year ended June 30, 2013 contains AHFL’s statement of operations and other comprehensive income for the 10 months ended June 30, 2013 The consolidated balance sheet as of June 30, 2013 contains AHFL’s balance sheet as of June 30, 2013.

A summary of AHFL’s assets and liabilities acquired as of the dates of acquisition is presented below:

August 31, 2012
(Unaudited)
ASSETS
Current assets
Cash and equivalents	$12,766,882
Marketable securities	127,834
Accounts receivable, net	2,180,392
Other current assets	490,046
Total current assets	15,565,154

Property, plant and equipment, net	976,446
Other assets	380,771
TOTAL ASSETS	$16,922,371

LIABILITIES
Current liabilities
Taxes payable	(611,250)
Due to related party	(31,582)
Other current liabilities	(4,076,879)
TOTAL CURRENT LIABILITIES	(4,719,711)

BARGAIN GAIN	(5,280,042)
NON CONTROLLING INEREST	(4,171,708)
PURCHASE CONSIDERATION	$2,750,910

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of June 30, 2013 and 2012:

	2013	2012
Commission payable to sub agents	$2,441,741	$-
Salary payable to administrative staff	221,851	16,604
Due to previous shareholders of AHFL	750,910	-
Due to previous shareholders of Sichuan Kangzhuang and Jiangsu Law	83,836	81,899
Accrued expenses	1,156,064	-
Other	438,424	188,406
Total other current liabilities	$5,092,826	$286,909

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

NOTE 11 – EQUITY

Reserves

According to Taiwan accounting rules and corporation regulations, the company’s subsidiaries in Taiwan are required to appropriate 10% of net income to statutory reserves until the accumulated reserve plus common shares hits registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital.

Pursuant to the PRC regulations, the Company’s Consolidated Affiliated Entities (“CAEs”) are required to transfer 10% of their net profit, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund aggregates to 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company's CAEs did not appropriate such reserve as they have accumulated losses.

Retained Earnings

As a result of stock dividends of NT$172,064,280 ($5,775,747) issued by Law Broker, $3,809,105 in the consolidated retained earnings is restricted for dividend distribution.

NOTE 12 – OTHER INCOME, OTHER-NET

The following table lists the other income, other-net, detail for the years ended June 30 2013 and 2012:

	2013	2012
Rental income	$313,843	$-
Investment income - net	21,404	-
Other	96,817	(18)
Total	$432,064	$(18)

Rental income represents income from leasing spare offices and garage on a month-to-month basis. Other represents miscellaneous income such as training income and printing service income.

NOTE 13 – INCOME TAX

CU WFOE and the VIEs in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Except for Jiangsu Law, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income. The tax rate of Jiangsu Law is also 25%.

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over five years can be adjusted. Therefore, for year ended June 30, 2013, we reversed the tax payable of $274,489 accrued at June 30, 2010 for such originally non-deductible commission and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of June 30, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended June 30, 2013 and 2012:

	2013	2012
US statutory rate	34%	(34)%
Tax rate difference	(9)%	8%
Tax basis difference	-%	1%
Un-deductible and non-taxable items	2%	158%
Non-taxable gain on bargain purchase of subsidiary	(19)%	-%
Tax per financial statements	8%	133%

NOTE 14 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2013 and 2012:

	2013	2012
Due to Mr. Mao (Principal Shareholder of the Company)	$71,487	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	1,099,331	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	-	2,189
Due to Mrs. Li (Director of CUIS)	566,478	-
Total	$1,737,296	$445,332

During the year ended June 30, 2013, Mr. Mao paid $69,616 on behalf of the Company, for professional services related to the acquisition of AHFL, Ms. Zhu paid $658,059 for working capital, and Mrs. Li paid $566,478 for expenses related to financial reporting. During the year ended June 30, 2012, Mr. Mao, Ms. Zhu and Mr. Zhu paid $1,871, $441,272 and $2,189, respectively, for working capital. All amounts are interest-free, unsecured and payable on demand.

NOTE 15 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the year ended June 30 2013 and 2012 were $1,410,945 and $889,080, respectively. At June 30, 2013, total future minimum lease payments under operating leases were as follows, by years:

Year ended June 30, 2014	$582,605
Year ended June 30, 2015	190,531
Year ended June 30, 2016	10,808
Total	$783,944

NOTE 16 – FINANCIAL RISK MANAGEMENT AND FAIR VALUES

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

The functional currency for the subsidiaries in Taiwan is NT$ and the functional currency for the subsidiaries and VIEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 17 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the years ended June 30, 2013 and 2012 is as follows:

Geographical Areas	2013	2012
PRC	$2,775,431	$3,153,776
Taiwan	35,066,815	-
	$37,842,246	$3,153,776

NOTE 18 – CONDENSED FINANCIAL INFORMATION OF US PARENT

China United is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for China United on a stand-alone, unconsolidated basis as of June 30, 2013 and 2012, and for the years ended June 30, 2013 and 2012.

CHINA UNITED INSURANCE SERVICE, INC.

BALANCE SHEETS

JUNE 30, 2013 AND 2012

	2013	2012
ASSETS
Investment in subsidiaries	$11,117,884	$641,254
TOTAL ASSETS	$11,117,884	$641,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$752,781	$-
Due to related party	566,478	583
TOTAL LIABILITIES	1,319,259	583

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.00001, 100,000,000 authorized, 1,000,000 issued and outstanding as of March 31, 2013, none issued and outstanding as of June 30, 2012	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 and 20,000,000 issued and outstanding at March 31, 2013 and June 30, 2012, respectively	291	201
Additional paid-in capital	4,674,593	2,614,692
Reserves	257,785	-
Accumulated other comprehensive loss	(41,671)	(55,250)
Retained earnings (accumulated deficit)	4,907,617	(1,918,972)
TOTAL STOCKHOLDERS’ EQUITY	9,798,625	640,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$11,117,884	$641,254

CHINA UNITED INSURANCE SERVICE, INC.

STATEMENTS OF OPERATIONS

	Year Ended
	June 30, 2013	June 30, 2012
Revenues	$-	$-
Cost of service	-	-
Gross profit	-	-
Operating expenses:
General and administrative	564,607	1,508
Loss from operations	(564,607)	(1,508)
Other expenses
Equity earnings / (loss) of subsidiaries	7,795,654	(87,988)
Net income (loss)	7,231,047	(89,496)

NOTE 19 – PRO FORMA CONSOLIDATED STATEMENT OF INCOME

The basis of pro forma consolidated statements of income of the Company is as if the Acquisition Agreement were signed on July 1, 2011 and 2012, and AHFL’s acquisition of Law Enterprise happened on the same date. The pro forma consolidated statements of income were derived from the statement of income for the years ended June 30, 2013 and 2012 of AHFL and CUIS. The Company recorded the excess of purchase price over the FV of assets and liabilities acquired as bargain gain on purchase in the pro forma consolidated statements of income.

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended June 30, 2013
				Pro Forma
	CUIS	AHFL	Sub Total	Adjustment	Pro Forma

Revenues	$2,775,431	$35,066,815	$37,842,246	$6,269,436	$44,111,682
Cost of revenue	1,639,570	22,670,146	24,309,716	4,219,622	28,529,338

Gross profit	1,135,861	12,396,669	13,532,530	2,049,814	15,582,344

Operating expenses:
Selling	237,364	725,594	962,958	-	962,958
General and administrative	1,907,105	7,155,723	9,062,828	1,109,381	10,172,209

Income (loss) from operations	(1,008,608)	4,515,352	3,506,744	940,433	4,447,177

Other income (expenses)
Interest income	2,448	81,234	83,682	(519)	83,163
Gain on acquisition of subsidiary	-	-	-	5,280,042	5,280,042
Other - net	1,519	430,545	432,064	79,545	511,609
Total other income	3,967	511,779	515,746	5,359,068	5,874,814

Income before income taxes	(1,004,641)	5,027,131	4,022,490	6,299,501	10,321,991
Income tax expense (benefit)	(256,353)	954,861	698,508	174,835	873,343

Net income	(748,288)	4,072,270	3,323,982	6,124,666	9,448,648

Net income attributable to the non-controlling interests	-	(1,386,556)	(1,386,556)	(527,394)	(1,913,950)

Net income attributable to CUIS’s shareholders	(748,288)	2,685,714	1,937,426	5,597,272	7,534,698

Other comprehensive income (loss)	13,579	(2,343)	11,236	-	11,236

Comprehensive income (loss)	$(734,709)	$2,683,371	1,948,662	$5,597,272	$7,545,934

Weighted average shares outstanding:
Basic and diluted					27,093,204

Earning per share:
Basic and diluted					$0.29

PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year Ended June 30, 2012
	CUIS	AHFL	Pro Forma

Revenues	$3,153,776	$37,812,492	$40,966,268
Cost of revenue	2,363,581	26,122,202	28,485,785

Gross profit	790,195	11,690,290	12,480,485

Operating expenses:
Selling expenses	-	1,046,457	1,046,457
General and administrative	1,166,841	6,889,690	8,056,531

Income (loss) from operations	(376,646)	3,754,113	3,377,497

Other income
Interest income	4,756	3,643	8,399
Gain on acquisition of subsidiary	-	-	5,442,523
Other - net	(19)	477,542	477,523
Total other income	4,737	481,185	5,928,445

Income (loss) before income taxes	(371,909)	4,235,328	9,305,942
Income tax expense	(268,440)	846,507	578,067

Net income (loss)	(103,469)	3,388,821	8,727,875

Net income (loss) attributable to CUIS’s shareholders		-	-

Other comprehensive income	13,972	96,480	13,972

Comprehensive income (loss)	$(89,497)	$3,485,301	$8,741,847

Weighted average shares outstanding:
Basic and diluted			30,100,503

Earning per share:
Basic and diluted			$0.29

NOTE 20 – SUBSEQUENT EVENT

Henan Anhou Registered Capital Increase

On April 27, 2013, China Insurance Regulatory Commission issued a decision mandating any insurance agency to meet a minimum registered capital requirement of RMB50 million. At the time, Anhou, a professional insurance agency with a PRC nationwide license, had a registered capital of RMB10 million. To better implement its expansion strategies, Anhou intended to increase its registered capital to RMB50 million so that it can set up new branches in any province beyond its current operations in Mainland China.

Due to certain restriction on direct foreign investment in insurance agency business under current PRC legal requirements, Anhou sought investments from certain Investor Borrowers who in turn needed funds through individual loans.

On June 9, 2013, AHFL entered into a Loan Agreement with ZLI Holdings, whereby AHFL agreed to provide a loan to ZLI Holdings of RMB40 million ($6,532,716). The term for such loan is 10 years which may be extended upon the agreement of the parties. The loan was remitted to ZLI Holdings on August 30, 2013. In August 2013, ZLI Holdings entered into three loan agreements (“Investor Loan Agreements”) with the following independent third parties, collectively, the Investor Borrowers:

1.	Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong (RMB29,500,000 ($4,817,896))
2.	Mr. Chen Li, PRC citizen (RMB3,000,000 ($489,949))
3.	Ms. Yue Jing, PRC citizen (RMB7,500,000 ($1,224,871))

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers shall, or cause their designated persons to, enter into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement was to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. Pursuant to the Alliance Agreement, AHFL shall encourage any insurance agency company and insurance brokerage company owned by itself to execute the related insurance brokerage or agent agreements with AIATW and assist in negotiating insurance contracts to be underwritten by the insurance company underlying such executed brokerage or agent agreements with AIATW.

The term of the Alliance Agreement is from June 1, 2013 to May 31, 2018. Pursuant to its terms, AIATW was to pay AHFL an Execution Fee in the amount of $8,367,947 (NT$250 million). The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. Neither party may terminate the Alliance Agreement at will. Either party may terminate the Alliance Agreement for cause as defined in the Alliance Agreement. Upon termination for cause, the Execution Fee shall be recalculated based on formulas provided in the Alliance Agreement. In addition, in the event of a breach of the Alliance Agreement, each party has agreed upon such party’s breach to indemnify the other from and against all claims, actions, liabilities, expenses, damages and costs, including, but not limited to, reasonable attorneys’ fees, that may be incurred by reason of such breach of the Alliance Agreement.

On August 5, 2013, AHFL, Taiwan Branch (“AHFLTW”) was established with registered capital of NT$100,000. On August 12, 2013, AHFLTW received NT$125 million and another NT$125 million on August 26, 2013. The Company recorded the total NT$250 million as unearned revenue and will record revenue upon fulfilling the sales targets over the next five years.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Lo Chung Mei, our Chief Executive Officer, and Chuang Yung Chi, our Chief Financial Officer, concluded that as of June 30, 2013, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth, as of September 23, 2013, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Mao Yi Hsiao	54	Director
Li Fu Chang	57	Director
Li Chwan Hau	52	Director
Chen Kuei Chiao	47	Director
Lo Chung Mei	56	Chief Executive Officer
Chuang Yung Chi	41	Chief Financial Officer
Hsieh Tung Chi	38	Chief Operating Officer
Hsu Wen Yuan	43	Chief Marketing Officer
Chiang Te Yun	35	Chief Technology Officer

Business Experience

The following summarizes the occupation and business experience for our officers, directors, key employees and consultants.

Mao Yi Hsiao, Director

Mr. Mao has served as a director of the Company since June 2010. Mr. Mao, with 25 years of insurance industry experience, is the founder of Taiwan Law Broker Co., Ltd., the biggest insurance broker company in Taiwan. In addition, Mr. Mao has served as a supervisor for the Company’s Consolidated Affiliated Entity Jiangsu Law since March 2005 to the present, also serves as the chairman of Law Enterprise, Law Agent and Law Management. He received his Bachelor’s degree from Taiwan Soochow University School of Law and acquired a Taiwan lawyer's practice certificate. Mr. Mao was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Li Fu Chang, Director

Mr. Li has served as a director of the Company since January 2011. Mr. Li has 30 years of insurance industry experience, including 17 years in the insurance agency industry. From 1980 to 1992, he worked as a manager for Guohua Life Insurance Co., Ltd. From 1992 to 1993 Mr. Li worked as General Manager for Gongxin insurance brokers Co., Ltd. or KHIB. Mr. Li served as a president to Time Insurance Brokers Co., Ltd. from1993 to 2003. Mr. Li served as a consultant to the Company’s affiliated entity Henan Anhou from October 2003 to October 2009 and as the Chairman of Henan Anhou from October 2009 to May, 2012.Mr. Li received a Bachelor degree in Mass Communication from Fu Jen Catholic University. He is one of the primary insurance brokers in Taiwan. Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

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

Chen Kuei Chiao, Director

Ms. Chen served as a director of the Company since February 13, 2013. Prior to her appointment as a director of the Company, Ms. Chen served as store manager for KFC in Taiwan from 1987 to 1996. Ms. Chen has not served in any professional capacity in the past five years. Ms. Chen graduated from Yongda Technology College with an associate degree in chemical engineering. Ms. Chen was selected as a director because of the personnel management skills Ms. Chen accumulated during her years at KFC.

Lo Chung Mei, Chief Executive Officer

Mr. Lo has served as the Company’s Chief Executive Officer since January 2011. Mr. Lo has served as the General Manager of the Company’s Consolidated Affiliated Entity Henan Anhou from October 2003 to the present. Mr. Lo has 24 years of insurance industry experience, including 13 years working as a manager at Cathay Life Insurance Co., Ltd., from 1983 to1996, 4 years working as a insurance consultant at Guangzhou Life Insurance Co., Ltd., China Life Insurance Co., Ltd. from 1996 to 1997, TaiKang Life insurance Co., Ltd. from 1997 to 2001, and 3 years working as a vice general manager at TaiKang Life Insurance Co., Ltd. from 2001 to 2003. Mr. Lo graduated from the Oxford College in Taiwan in the year of 1978, where he received an Associate degree of Department of Accounting.

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

Hsieh Tung Chi, Chief Operating Officer

Mr. Hsieh has served as the Chief Operating Officer of the Company since January 2011. Mr. Hsieh has served as Chief Operating Officer and Division Chief of Management of the Company’s Consolidated Affiliated Entity Jiangsu Law from January 2005 to the present. Mr. Hsieh has worked at First Bank, Head Office, as an Asset Management Specialist in 2000. He has worked at Taiwan Law brokers Co., Ltd., Operating Department, as an Administrative Personnel from 2000 to 2001, officer from 2001 to 2002, Assistant Manager in 2003 and Manager from 2004 to 2005. Mr. Hsieh graduated from the NATIONAL CHUNG HSING University in Taiwan in the year of 1998, where he received a Bachelor degree of Department of Land Economics & Administration.

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

Audit Committee and Audit Committee Financial Expert

Our BOD functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Our BOD has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our BOD has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the BOD believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ended June 30, 2013 and 2012. No executive officer’s total annual compensation exceeds $100,000.

 SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Lo Chung Mei	2012	20,886	-	-	-	-	-	-	20,886
Chief Executive Officer	2013	26,219	-	-	-	-	-	-	26,219

In the Fiscal years 2013 and 2012, Mr. Lo Chung Mei also served as the general manager of Henan Anhou and received all of his compensation from Henan Anhou. The above table identifies all compensation received by the named officer directly or indirectly from the Company, its subsidiaries, and its Consolidated Affiliated Entities.

Outstanding Equity Awards At Fiscal Year End

None.

Director Compensation

Our directors do not currently receive compensation for their service as directors of the Company, and have not received compensation in the last two fiscal years. Set forth below is the compensation paid to each of our directors during the fiscal year ended June 30, 2013.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)	Total ($)
Mao Yi Hsiao	-	-	-
Li Fu Chang	-	22,002	22,002
Li Chwan Hau	-	-	-
Chen Kuei Chiao	-	-	-

(1) The compensation paid to Li Fu Chang due to he has worked as a consultant of Henan Anhou during the fiscal year of 2013.

Employment Agreements

Pursuant to an employment agreement between Henan Anhou and Lo Chung Mei, dated January 1, 2011 (the “Lo Agreement”), Lo Chung Mei earns a salary of RMB9,000 ($1,410) per month to serve as General Manager of Henan Anhou. The Lo Agreement terminated on December 31, 2012. On January 1, 2013, the Lo Agreement was renewed and the term was extended to December 31, 2013, pursuant to which, Lo Chung Mei earns a salary of RMB15,000 (approximately $2,391) per month. The renewed Lo Agreement also provides for reimbursement of six trips by Mr. Lo to Taiwan per year, an official car and gas subsidy, 20 days paid vacation, and reimbursement for business related travel and expenses. Mr. Lo is subject to a non-compete which prohibits him from competing with Henan Anhou during the term of the Lo Agreement and for two years following the termination of his employment with Henan Anhou. If Mr. Lo violates the non-compete provisions of the Lo Agreement, he is subject to a penalty fee of RMB50,000 ($8,170). Either party may terminate the Lo Agreement prior to the expiration date of the agreement if such party (i) provides the non-terminating party 30 days notice and (ii) pays the non-terminating party RMB50,000 ($8,170). In addition, Mr. Lo and Henan Anhou may terminate the contract for enumerated reasons listed in the Lo Agreement without payment of the termination fee.

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

Pursuant to an employment agreement between Hsieh Tung Chi and Jiangsu Law, dated December 30, 2009 (the “Hsieh Agreement”), Mr. Hsieh earns a salary of RMB3,000 ($490) per month to serve as Division Chief of Management. The original term of the Hsieh Agreement expired on December 29, 2011, with an automatic extension of the Hsieh Agreement if neither party terminates the Hsieh Agreement. After the expiration date, Mr. Hsieh may terminate the Hsieh Agreement at any time and Jiangsu Law may terminate the contract with 30 days notice to Mr. Hsieh.

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

Pursuant to an employment agreement between Hsu Wen Yuan and Sichuan Kangzhuang, dated October 1, 2010 (the “Hsu Agreement”), Mr. Hsu earns a salary of RMB13,000 ($2,124) per month to serve as General Manager of Marketing for Sichuan Kangzhuang, the Hsu Agreement is not a fixed term employment agreement, it has no expiration date. The Hsu Agreement also provides for reimbursement of four trips by Mr. Hsu to Taiwan per year, an official car and gas subsidy, 20 days paid vacation, and reimbursement for business related travel and expenses. The Hsu Agreement initially provided for the performance targets with the total first year premium, or FYP, in 2011 must reach RMB10,000,000 ($1,566,661). Though Mr. Hsu failed to achieve the performance target, considering depressing general business environment as well as the extensive managerial experience of Mr. Hsu, Sichuan Kangzhuang continued the employment relationship with Mr. Hsu. Considering the slow-down of general economic environment in China, no FYP target has been set for the calendar year of 2012 and 2013. Mr. Hsu is subject to a non-compete which prohibits him from competing with Sichuan Kangzhuang during the term of the Hsu Agreement and for two years following the termination of his employment with Sichuan Kangzhuang. If Mr. Hsu violates the non-compete provisions of the Hsu Agreement, he is subject to a penalty fee of RMB100,000 ($16,340). Either party may terminate the Hsu Agreement prior to the expiration date of the agreement if such party (i) provides the non- terminating party 30 days notice and (ii) pays the non-terminating party RMB100,000 ($16,340). In addition, Mr. Hsu and Sichuan Kangzhuang may terminate the contract for enumerated reasons listed in the Hsu Agreement without payment of the termination fee.

Pursuant to an employment agreement between Jiangsu Law and Chiang Te Yun, dated December 30, 2009 (the “Chiang Agreement”), Mr. Chiang earns a salary of RMB2,250 ($352) per month to serve as Manager of Jiangsu Law. The original term of the Chiang Agreement expires on December 29, 2011, with an automatic extension of the Chiang Agreement if neither party terminates the Chiang Agreement. After the expiration date Mr. Chiang may terminate the Chiang Agreement at any time and Jiangsu Law may terminate the contract with 30 days notice to Mr. Chiang. Prior to the expiration date, the Chiang Agreement may be terminated by either party subject to applicable PRC labor laws and regulations, among which:

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of September 23, 2013, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than 5% of our common stock or Series A Preferred Stock.
•	Each of our directors.
•	Each of our named executive officers (see the section titled “Executive Compensation”).
•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each beneficial owner listed in the table is Unless otherwise specified, the address of each of the persons set forth below is in care of China United Insurance Service, Inc., 7F, No. 311 Section 3, Nan-King East Road, Taipei City, Taiwan.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 29,100,503 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at September 23, 2013. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Shares	Beneficially	Owned Preferred	% Total
	Common		Stock	Series A	Stock	Voting Power
Name	Shares		%	Shares	%	(1)
Executive Officers and Directors
Mao Yi Hsiao	4,540,234	(2)	15.6	1,000,000	100	37.2
Li Fu Chang	800,000		2.7	-	-	2.0
Li Chwan Hau	1,000,000		3.4	-	-	2.6
Lo Chung Mei	800,000	(3)	2.7	-	-	2.0
All executive officers and directors as a group (5 persons)	7,140,234		24.6	1,000,000	100	43.9
Other 5% Beneficial Owners
Chang Pi Hui	2,620,000		9.0	-	-	6.7
198 Chung Cheng East Road, Linbei village, Linnei town, Yunlin County, Taiwan	2,620,000		9.0	-	-	6.7

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

	June 30, 2012	June 30, 2013	September 23, 2013
Due to Mr. Mao (Shareholder of China United)	$1,871	$71,487	$71,487
Due to Ms. Zhu (Shareholder of Henan Anhou)	441,272	1,099,331	504,601
Due to Mr. Zhu (Legal representative of Jiangsu Law)	2,139	-	-
Due to Mrs. Li (Director of China United)	-	566,478	566,478
Total	$445,332	1,737,296	$1,142,566

The amounts are interest-free, unsecured and repayable on demand.

During the year ended June 30, 2013, Mr. Mao paid $69,616 on behalf of the Company, for professional services related to the acquisition of AHFL, Ms. Zhu paid $658,059 for working capital, and Mrs. Li paid $566,478 for expenses related to financial reporting. During the year ended June 30, 2012, Mr. Mao, Ms. Zhu and Mr. Zhu paid $1,871, $441,272 and $2,189, respectively, for working capital. All amounts are interest-free, unsecured and payable on demand.

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

Henan Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Henan Anhou are Zhu Shuqin (80%), Chen Yanxia (11%), Fang Qunlei (4.5%) and Wei Qun (4.5%). All of these shareholders are PRC citizens and none of them holds any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Henan Anhou and only leaves Henan Anhou shareholders nominal value therein. Please refer to the chart below for detailed information on any of the Company’s shareholders being a director or officer of the Company, the Company’s subsidiaries or our Consolidated Affiliated Entities.

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in CU Hong Kong	Position in CU WFOE	Position in Henan Anhou	Position in Jiangsu Law

Mao Yi Hsiao	Director	Director	Director		Director	Director	General Manager and Chairman	General Manager and Chairman		Supervisor
Li Chwan Hau	Director

Li Fu Chang	Director

Hsu Tzu En	Director

Lo Chung Mei	Chief Executive Officer								General Manager

Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer									Division Chief of Management
Chiang Te Yun	Chief Technology Officer									Manager

Chao Hui Hsien			Director	General Manager	Director					Vice-General Manager

Lee Shu Fen			General Manager	Director

Tu Wen Ti				Assistant General Manager

Shen Wen Che				Assistant General Manager

Reclassification of Certain Common Stock into Preferred Shares

On July 2, 2012, the BOD and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company.

Immediately prior to the Reclassification, the Common Stock beneficially owned by Mr. Mao, a director of the Company, represents 17.91% of the voting power of all of the Company’s voting power; immediately subsequent to the Reclassification, the Common Stock and the Series A Preferred Stock represents approximately 43.3% of the combined voting power of all of the Company’s voting stock.

Acquisition of AHFL

On August 24, 2012, the BOD and the shareholders of the Company have, through unanimous consent, approved the acquisition of all of the issued and outstanding shares of Action Holdings Financial Limited (“AHFL”), a LLC incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL becomes a 100% subsidiary of the Company.

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

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2 million employee stock option pool described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4 million shares of CUIS common stock, among which 2 million shares shall be solely granted to employees of Law Broker, and the remaining 2 million shares to be granted to employees of affiliated entities of the Company (including Law Broker employees).

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

As of the date immediately prior to the consummation of the acquisition, certain shareholders of AHFL, including Mao Yi Hsiao, are also significant shareholders of the Company: (i) Mao Yi Hsiao, together with Lee Shu Fen (his wife) and Mao Li Chieh (his daughter), own 17.9% of the outstanding shares of the Company and 24.3% of the outstanding shares of AHFL. Mao Yi Hsiao, one of the directors of the Company, also acts as the sole director of AHFL and the board chairman of Law Enterprise, Law Management and Law Agent, and as the supervisor of Jiangsu Law Broker Co., Ltd. In addition, Lee Shu Fen also acts as general manager of Law Enterprise and the board chairman of Law Broker; (ii) Chao Hui Hsien, a shareholder of AHFL and Law Agent, is also a shareholder of the Company. In addition, Chao Hui Hsien also acts as general manager of Law Broker and director of Law Enterprise and Law Agent; (iii) Chuang Yung Chi, a shareholder of AHFL, is also a shareholder and Chief Financial Officer of the Company; (iv) Hsieh Tung Chi, a shareholder of AHFL, is also a shareholder of the Company. In addition, Hsieh Tung Chi acts as the Chief Operating Officer of the Company; (v) Tu Wen Ti, a shareholder of AHFL, is also a shareholder of the Company. In addition, Tu Wen Ti acts as the assistant general manager of Law Broker; and (vi) Shen Wen Che, a shareholder of AHFL, is also a shareholder of the Company. In addition, Shen Wen Che acts as the assistant general manager of Law Broker.

Subsequent to the closing of the acquisition, Mao Yi Hsiao holds 100% of the Company’s outstanding preferred shares, and holds, together with his affiliates, 15.6% of the Company’s outstanding common shares, and 37.2% of the voting power of the Company.

Intercompany Loan and Loans to Unrelated Third Parties

On June 9, 2013, Action Holdings Financial Limited (“AHFL”), a wholly-owned British Virgin Islands subsidiary of China United Insurance Service, Inc. (the “Company” or “CUIS”), entered into a Loan Agreement (the “Company Loan Agreement”) with ZLI Holdings Limited, a wholly-owned Hong Kong subsidiary of CUIS (the “HK Company”).

Under the Company Loan Agreement, AHFL agreed to provide a loan to the HK Company with the principal amount equal to the US Dollar equivalent of RMB 40,000,000 ($6,532,716). The term for such was (10) years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of the HK Company on August 30, 2013.

In August 2013, the HK Company entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from the HK Company for their investment in Henan Law Anhou Insurance Agency Co., Ltd. (“Anhou”) and the HK Company agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,532,716). The term for such loans was ten (10) years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (the “WFOE”) and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and the HK Company may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to the HK Company.

The specific amounts loaned to the Investor Borrowers were as follows:

Able: RMB29,500,000 ($4,817,896)

Mr. Chen: RMB3,000,000 ($489,949)

Ms. Yue: RMB7,500,000 ($1,224,871)

Recent development of relevant laws and background of the loans

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,895). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,895), can continue to operate their existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where they do not have a registered office or a branch office.

As of the date hereof, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,179). The registered office and branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million ($8,165,895) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

Due to certain restrictions on direct foreign investment in insurance agency business under current PRC legal regime, Anhou has sought certain investments made by the Investor Borrowers and they may need funds through individual loans. Upon the completion of the contemplated increase of registered capital of Anhou, each Investor Borrowers shall enter into the Variable Interest Entities Agreement with the WFOE, the wholly-owned indirect subsidiary of the Company, Anhou and other parties so as to consolidate any additional VIE interest generated from the said registered capital increase into the Company.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

All of the Company’s directors except Mr. Mao are “independent directors” as defined by the NYSE Amex Stock Exchange.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Goldman Kurland and Mohidin LLP (“GKM”) has served as our independent auditors for the fiscal years ended June 30, 2013 and 2012. During the fiscal years ended June 30, 2013 and 2012, fees for services billed by GKM were as follows:

	2013	2012
Audit fees(1)	$226,157	$146,833
Audit-related fees	10,450	149,043
Tax fees(2)	-	-
All other fees	-	-
Total	$236,607	$295,896

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Goldman for our consolidated financial statements as of and for the year ended June 30, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit
Number	Description of Exhibit
2.1	Acquisition Agreement dated August 24, 2012 between the Company and the shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012)
2.2	Amendment to Acquisition Agreement, between the Company and the shareholders of Action Holdings Financial Limited, effective March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012)
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012)
10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011)
10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011)
10.3	Share Pledge Agreement, dated January 17, 2011 - Zhu Shuqin (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011)
10.4	Share Pledge Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011)
10.5	Share Pledge Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011)
10.6	Share Pledge Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011)
10.7	Power of Attorney, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011)
10.8	Power of Attorney, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011)
10.9	Power of Attorney, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011)

10.10	Power of Attorney, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011)
10.11	Exclusive Option Agreement, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011)
10.12	Exclusive Option Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011)
10.13	Exclusive Option Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011)
10.14	Exclusive Option Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011)
10.15	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Allianz China Life Insurance Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011)
10.16	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011)
10.17	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Li Dan, dated September 6, 2010 (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011)
10.18	Sichuan Kangzhuang Share Transfer Agreement, between Henan Anhou and Yan Fang, dated September 6, 2010 (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011)
10.19	Jiangsu Law Share Transfer Agreement, between Henan Anhou and Liu Jianxin, dated September 28, 2010 (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011)
10.20	Jiangsu Law Share Transfer Agreement, between Henan Anhou and Zhu Xudong, dated September 28, 2010 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011)
10.21	Jiangsu Law Share Transfer Agreement, between Henan Anhou and Zhu Xumin, dated September 28, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011)
10.22	Translation of Insurance Agency Contract with Taiping Life Insurance Co., Ltd,, dated November 5, 2003 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011)
10.23	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed with the SEC on November 14, 2011)
10.24	Translation of Employment Agreement with Lo Chung Mei, dated January 1, 2013
10.25	Translation of Employment Agreement with Chiang Te Yun, dated December 30, 2009 (incorporated by reference to Exhibit 10.25 to the Form S-1 filed with the SEC on May 13, 2011)
10.26	Translation of Employment Agreement with Hsu Wen Yuan, dated October 1, 2010 (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed with the SEC on October 28, 2011)
10.27	Translation of Employment Agreement with Tsai Shiu Fang, dated January 1, 2011 (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed with the SEC on October 28, 2011)
10.28	Translation of Employment Agreement with Hsieh Tung Chi, dated December 30, 2009 (incorporated by reference to Exhibit 10.28 to the Form S-1 filed with the SEC on May 13, 2011)
10.29	Translation of Tenancy Contract, Building 4K, dated January 10, 2011 (incorporated by reference to Exhibit 10.29 to the Form S-1 filed with the SEC on May 13, 2011)
10.30	Translation of Tenancy Contract, Building 4F, dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on February 14, 2013).
10.31	Translation of Creditors Right Subrogation Agreement (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011)
10.32	Translation of Debt Waiver Agreement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011)
10.33	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed with the SEC on November 14, 2011)
10.34	Translation of Insurance Agency Contract with Cathay Insurance Co., Ltd., dated November 30, 2011 (incorporated by reference to Exhibit 10.34 to the Form S-1/A filed with the SEC on December 2, 2011)
10.35	Translation of Insurance Agency Contract with Tianan Insurance Co., Ltd., dated July 1, 2011 (incorporated by reference to Exhibit 10.35 to the Form S-1/A filed with the SEC on December 2, 2011)
10.36	Translation of Employment Agreement with Chuang Yun Chi, dated July 2, 2012 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012)
10.37	Translation of Insurance Agency Contract between Law Broker and China Life Insurance Company dated January 1, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012)
10.38	Translation of Insurance Agency Contract between Law Broker and Farglory Life Insurance Co, Ltd. dated December 30, 2000 (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012)
10.39	Translation of Insurance Agency Contract between Law Broker and Fubon Life Insurance Co, Ltd. dated February 20, 2004 (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012)
10.40	Translation of Insurance Agency Contract between Law Broker and Kuo Hua Life Insurance Company dated July 22, 1993 ((incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012)
10.41	Translation of Insurance Agency Contract between Law Broker and TransGlobe Life Insurance Company dated January 1, 2002 ((incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012)
10.42	Translation of Insurance Agency Contract between Law Broker and ACE Insurance Company dated September 1, 2009 (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012)
10.43	Translation of Insurance Agency Contract between Law Broker and Fubon Insurance Co, Ltd. dated December 1, 2006 (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012)
10.44	Translation of Insurance Agency Contract between Law Broker and Taian Insurance Co., Ltd. dated August 5, 2010 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012)
10.45	Translation of Insurance Agency Contract between Law Broker and Union Insurance Company dated April 1, 2008 (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012)
10.46	Translation of Insurance Agency Contract between Law Broker and Zurich Insurance Company dated October 1, 2005. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012)
10.47	Reclassification Agreement between the Company and Mao Yi Hsiao, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.48	Strategic Alliance Agreement between Action Holdings Financial and AIA International Limited Taiwan Branch, dated June 10, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013)
10.49	Loan Agreement between Action Holdings Financial Limited and ZLI Holdings Limited, dated June 9, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013)
10.50	Loan Agreement between ZLI Holdings and Able Capital Holding Co., Ltd., dated August 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013)
10.51	Loan Agreement between ZLI Holdings and Chen Li, dated August 9, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013)
10.52	Loan Agreement between ZLI Holdings and Yue Jing, dated August 9, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013)

21	Subsidiaries of the registrant (incorporated by reference to the Exhibit 21 to the Form 10-K filed with the SEC on September 28, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

China United Insurance Service, Inc.

	By:	/s/ Lo Chung Mei
Date: September 30, 2013		Principal Executive Officer

	By:	/s/ Chuang Yung Chi
Date: September 30, 2013		Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lo Chung Mei	Chief Executive Officer (Principal Executive Officer)	September 30, 2013
Lo Chung Mei

/s/ Chuang Yung Chi	Chief Financial Officer (Principal Accounting Officer)	September 30, 2013
Chuang Yung Chi

/s/ Mao Yi Hsiao	Director	September 30, 2013
Mao Yi Hsiao

/s/ Li Fu Chang	Director	September 30, 2013

/s/ Li Chwan Hau	Director	September 30, 2013

/s/ Chen Kuei Chiao	Director	September 30, 2013
Chen Kuei Chiao

