Form 10-Q
period 2013-09-30
China United Insurance Service, Inc.
filed 2013-11-12
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.
(Exact name of registrant as specified in its charter)

Delaware	98-6088870
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

7F, No. 311 Section 3
Nan-King East Road
Tapei City, Tawain
(Address of principal executive offices)

+ 8862-87126958
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

Large Accelerated Filer ☐	Non-Accelerated Filer ☐
Accelerated Filer ☒	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

As of  November 4, 2013, there are 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

2

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

3

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

4

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	(Unaudited)
ASSETS
Current assets
Cash and equivalents	$15,932,073	$16,705,327
Marketable securities	129,537	130,387
Accounts receivable, net	2,502,858	4,138,340
Other current assets	1,514,784	435,043
Total current assets	20,079,252	21,409,097

Property, plant and equipment, net	1,369,289	1,161,803
Goodwill	122,275	121,667
Other assets	558,518	519,878
TOTAL ASSETS	$22,129,334	$23,212,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$301,452	$893,713
Unearned revenue	8,477,163	-
Other current liabilities	3,131,862	4,341,916
Due to related parties	605,328	1,737,296
Total current liabilities	12,515,805	6,972,925

Long-term liability	750,910	750,910
TOTAL LIABILITIES	13,266,715	7,723,835

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001,
10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001,
100,000,000 authorized, 29,100,503 issued and outstanding	291	291
Additional paid-in capital	4,674,593	4,674,593
Statutory reserve	257,785	257,785
Accumulated other comprehensive loss	(25,388)	(41,671)
Loan to shareholders	(5,309,377)	-
Retained earnings	3,878,214	4,907,617
Stockholder’s equity attribute to parent’s shareholders	3,476,128	9,798,625
Noncontrolling interest	5,386,491	5,689,985
TOTAL STOCKHOLDERS’ EQUITY	8,862,619	15,488,610
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$22,129,334	$23,212,445

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)
(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Revenues	$7,794,941	$3,219,300
Cost of revenue	6,206,292	2,165,622

Gross profit	1,588,649	1,053,678

Operating expenses
Selling	857,548	-
General and administrative	2,346,327	1,030,271

Income (loss) from operations	(1,615,226)	23,407

Other income (expenses)
Interest income	32,399	646
Bargain gain on purchase of subsidiaries	-	5,280,042
Other - net	116,764	43,324
Total other income (expenses)	149,163	5,324,012

Income (loss) before income taxes	(1,466,063)	5,347,419
Income tax expense	(55,630)	(10,819)

Net income (loss)	(1,410,433)	5,358,238
Net loss (income) attributable to the noncontrolling interests	381,029	(71,544)
Net income (loss) attributable to parent's shareholders	(1,029,404)	5,286,694

Other comprehensive items
Foreign currency translation gain attributable to parent's shareholders	16,283	232,814
Foreign currency translation gain attributable to noncontrolling interest	75,909	-

Comprehensive income (loss) attributable to parent's shareholders	$(1,013,121)	$5,519,508

Comprehensive income attributable to noncontrolling interest	$456,938	$(71,544)

Weighted average shares outstanding:
Basic and diluted	29,100,503	24,122,24

Income (loss) per share:
Basic and diluted	$(0.03)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income (loss)	$(1,410,433)	$5,358,238
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation	60,961	40,244
Bargain gain on purchase of subsidiaries	-	(5,280,042)
Changes in operating assets and liabilities:
Accounts receivable	1,635,482	(477,798)
Other current assets	(92,838)	129,275
Other assets	(621,868)	(5,702)
Taxes payable	(860,082)	(500,734)
Unearned revenue	8,477,163	-
Other current liabilities	(1,210,054)	(1,332,087)
Net cash provided by (used in) operating activities	5,978,330	(2,068,606)

Cash flows from investing activities:
Cash acquired in acquisition	-	12,766,882
Purchase of marketable securities	-	(3,228)
Purchase of property, plant and equipment	(692,348)	(7,859)
Net cash provided by (used in) investing activities	(692,348)	12,755,795

Cash flows from financing activities:
Loan to shareholders	(5,309,377)	-
Proceeds from (repayment to) related party	(1,135,448)	90,942
Net cash provided by (used in) financing activities	(6,444,825)	90,942

Foreign currency translation	385,588	216,303
Net increase/(decrease) in cash and equivalents	(773,254)	10,994,434
Cash and equivalents, beginning balance	16,705,327	1,258,211

Cash and equivalents, ending balance	$15,932,073	$12,252,645

Supplementary disclosure of cash flow information:
Interest paid	$-	$-
Income tax paid	$-	$495,612

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2013 AND 2012 (UNAUDITED)

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on May 18, 2005 in Jiangsu Province in the PRC. Jiangsu Law provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Henan Anhou for RMB518,000 ($75,475) and Henan Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Henan Anhou and each shareholder of Jiangsu Law. The consideration is due upon request and was not paid as of September 30, 2013. On acquisition date, Jiangsu Law had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value (“FV”) of the identifiable assets and liabilities assumed exceeded the FV of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

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

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees).

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

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).  The functional currency for our subsidiaries in Taiwan is New Taiwan Dollar (“NT$”) and for the VIEs in China is Renminbi (“RMB”).

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

Marketable Securities

The Company invests part of its excess cash in equity securities, money market funds and government bonds. Such investments are included in “Marketable securities” in the accompanying consolidated balance sheets. Held-to-maturity represents debt securities the Company has intends and has the ability to hold to maturity; Trading securities represent debt securities bought and held primarily for sale in the near-term to generate income on short-term price differences; Equity security investments are classified as trading securities and reported at FV with changes in FV recorded in “Other Income”. Available-for-sale represents debt securities not classified as held-to-maturity or trading securities; Bonds are classified as available-for-sale and reported at FV with unrealized gains and losses included in “Accumulated other comprehensive income (loss).”

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2013 or June 30, 2013.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired. Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV. Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the three months ended September 30, 2013 or 2012.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 8). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of September 30, 2013, there were no indications of any impairment.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the three months ended September 30, 2013 and 2012, policy cancellations were $47,591 and $32,998, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of September 30 and June 30, 2013 the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. During the three months ended September 30, 2013 and 2012 the Company did not recognize any interest or penalties.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of September 30 and June 30, 2013, substantially all of the Company’s cash and equivalents were held by major financial institutions in Taiwan, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

The Company has two principal insurance companies, Fubong Life Insurance Co., Ltd. (“Fubong”) and Far Glory Life Insurance (“Far Glory”), for which it acts as an insurance agent. For the three months ended September 30, 2013 and 2012, the Company’s revenues from sale of insurance policies underwritten by these two companies was:

	2013		2012
	Amount	% of Total Revenue	Amount	% of Total Revenue
Fubong	$1,423,452	18%	$553,010	17%
Far Glory	2,014,871	26%	1,145,581	36%

As of September 30, 2013 and June 30, 2013 (audited), the Company’s accounts receivable from these two companies were:

	September 30, 2013		June 30, 2013
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Fubong	$386,269	15%	$673,710	16%
Far Glory	729,297	29%	1,501,865	36%

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting,” for its segment reporting.  For the three months ended, September 30 2013 and 2012, the Company managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC and Taiwan (combined referred as “Greater China”). All revenues are derived from Greater China and all long-lived assets are in Greater China.

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

Variable Interest Entities

The Company follows FASB ASC Subtopic 810-10-05-8, “Consolidation of VIEs,” states that a VIE is a corporation, partnership, limited liability corporation, trust or any other legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

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

During the term of this Agreement, unless CU WFOE commits gross negligence, or a fraudulent act, against Henan Anhou, Henan Anhou may not terminate this Agreement. Nevertheless, CU WFOE shall have the right to terminate this Agreement upon giving 30 days prior written notice to Henan Anhou at any time.

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

The Company reviews the VIE’s status on an annual basis. For the three months ended September 30, 2013, no event including a-d above took place that would change the Company’s primary beneficiary status.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income (loss) or stockholders’ equity.

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

Other criteria applicable to the assessment of effective control are not changed by the amendments in ASC 860. The guidance in this Update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU did not have a material affect on the Company’s consolidated financial statements.

In June 2011, the FASB issued ASU 2011-04 Fair Value Measurement (ASC Topic 820), “Amendments to achieve Common Fair Value Measurement and Disclosure Requirements in US GAAP and International Financial Reporting Standards,” (“IFRS”). The amendments in this Update change the wording used to describe the requirements in US GAAP for measuring FV and for disclosing information about FV measurements. The amendments include:

1.	Those that clarify the Board of Directors’ intent about the application of existing FV measurement and disclosure requirements.

2.	Those that change a particular principle or requirement for measuring FV or for disclosing information about FV measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that US GAAP and IFRS FV measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in US GAAP).

The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU did not have a material affect on the Company’s consolidated financial statements.

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of Accumulated Other Comprehensive Income (“AOCI”). This new guidance requires entities to present (either on the face of the income statements or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance was effective for us beginning July 1, 2013. Other than requiring additional disclosures, the adoption of this guidance did not have a material impact on our financial statements.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate a material impact on our financial statements upon adoption.

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

NOTE 3 – CASH AND EQUIVALENTS

As of September 30, 2013 and June 30, 2013 (audited) our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and government bonds, which are classified as Level 1 securities as follows:

	September 30, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Equity securities	$25,133	$(537)	$24,596
Government bonds	105,929	(988)	104,941
	$131,062	$(1,525)	$129,537

	June 30, 2013 (audited)
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Equity securities	$25,363	$1,605	$26,968
Government bonds	105,620	(2,201)	103,419
	$130,983	$(596)	$130,387

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($102,000) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30, 2013
Prepaid rent	$80,003	$86,697
Refundable business tax	249,544	246,854
Prepaid business tax	403,674	-
Investment in certificate of deposit	583,229	-
Other	198,334	101,492
Total other current assets	$1,514,784	$435,043

Refundable business tax, similar to VAT in mainland China, represents business tax prepaid by Law Broker and Risk Management, expected to be refunded by Taiwan tax bureau. Prepaid business tax represents the business tax prepaid for receiving NT$250,000,000 ($8,500,000) in unearned revenue from an insurance company as described in Note 11. Other mainly represents advances to staff and other miscellaneous receivables.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30, 2013
Office equipment	$373,035	$366,455
Office furniture	2,290,885	2,034,925
Leasehold improvements	755,244	709,228
Transportation equipment	16,265	16,185
Other equipment	158,237	169,196
Total	3,593,666	3,295,989
Less: accumulated depreciation	(2,224,377)	(2,134,186)
Total property, plant and equipment, net	$1,369,289	$1,161,803

NOTE 7 – OTHER ASSETS

The Company’s other assets consisted of the following, as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30, 2013
Restricted cash	$81,328	$87,606
Rental deposits	477,190	432,272
Total other assets	$558,518	$519,878

Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Deposits include long-term leasing deposits.

NOTE 8 – GOODWILL

On September 6, 2010, Henan Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. As of September 30, 2013, there are no indications of any impairment. No intangible assets were identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang had no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

NOTE 9 – RECENT ACQUISITION

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL for $2,750,910. NT$15 million ($500,815) and NT$7.5 million ($250,095) payable in cash in two installments, and 10 million shares of common stock at the then market price of $0.20 per share. The FV of the identifiable assets and liabilities of AHFL at acquisition date was $8,047,654. The Company recorded the $5,280,042 excess of purchase price over the FV of assets and liabilities acquired as bargain gain on purchase. We believe the gain on acquisition resulted from the sellers' strategic intent to enter the PRC market, which has a higher growth rate than Taiwan, and to become the shareholder of an OTCBB company. Results of operations for the three months ended September 30, 2012 included AHFL’s results from the acquisition date.

NOTE 10 – TAXES PAYABLE

The Company’s taxes payable consisted of the following, as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30, 2013
PRC tax	$83,848	$146,610
Taiwan tax	217,604	747,103
Total taxes payable	$301,452	$893,713

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and affiliates in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 11 – UNEARNED REVENUE

Unearned revenue represents NT$250,000,000 ($8,477,163) received, as Execution Fee, from an insurance company in August 2013. On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from June 1, 2013 to May 31, 2018. Pursuance to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. For the three months ended September 30, 2013 no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30,2013
Commissions payable to sub agents	$1,470,334	$2,441,741
Salary payable to administrative staff	225,914	221,851
Due to previous shareholders of Sichuan Kangzhuang and Jiangsu Law	84,255	83,836
Withholding employee personal tax	257,482	184,317
Accrued expenses	844,836	1,156,064
Other	249,041	254,107
Total other current liabilities	$3,131,862	$4,341,916

Commissions due to sub-agents and salaries payable to administrative staff are usually settled within 12 months. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost described in Note 1. Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost. The acquisition agreement between the parties has not specified the exact time for payment of the acquisition price or imposed any interest for late payment. Others are mainly for operating expenses payable within the credit terms provided by suppliers. Withholding employee personal tax will be paid to local tax bureau within one month. Other mainly represents short term payable for expenses such as training and travelling.

NOTE 13 – EQUITY

Statutory reserve

According to Taiwan accounting rules and corporation regulations, the company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserve until the accumulated reserve plus common shares hits registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital.

Pursuant to the PRC regulations, the Company’s Consolidated Affiliated Entities (“CAEs”) are required to transfer 10% of their net profit, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAEs did not appropriate such reserve as they have accumulated losses.

NOTE 14 – INCOME TAX

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. Therefore, for the three months ended September 30, 2013, we reversed the tax payable of $57,359 accrued at September 30, 2010 for such originally non-deductible commission and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments.

The balance of income tax payable as of September 30, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2013 and 2012:

	2013	2012
US statutory rate	(34)%	34%
Tax rate difference	14%	(1)%
Increase in valuation allowance	16%	-%
Non-taxable gain on bargain purchase of subsidiary	-%	(34)%
Other	-%	1%
Tax per financial statements	(4)%	-%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 15 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$100,961	$71,487
Due to Ms. Zhu (Shareholder of Henan Anhou)	502,115	1,099,331
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,252	-
Due to Mrs. Li (Director of CUIS)	-	566,478
Total	$605,328	$1,737,296

NOTE 16 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2013 and 2012 were $183,116 and $399,163, respectively. At September 30, 2013, total future minimum lease payments under operating leases were as follows, by years:

Twelve months ended September 30, 2014	$483,375
Twelve months ended September 30, 2015	132,084
Twelve months ended September 30, 2016	9,875
Total	$625,334

NOTE 17 – FINANCIAL RISK MANAGEMENT AND FAIR VALUES

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

NOTE 18 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the three months ended September 30, 2013 and 2012 is as follows:

Geographical Areas	2013	2012
PRC	$550,015	$743,921
Taiwan	7,244,926	2,475,379
	$7,794,941	$3,219,300

NOTE 19 – CONDENSED FINANCIAL INFORMATION OF US PARENT

China United is a holding company and owns no operating assets and has no significant operations independent of its subsidiaries. Set forth below are condensed financial statements for China United on a stand-alone, unconsolidated basis as of September 30, 2013 and June 30, 2013, and for the three months ended September 30, 2013 and 2012.

CHINA UNITED INSURANCE SERVICE, INC.
BALANCE SHEETS
SEPTEMBER 30, 2013 AND JUNE 30, 2013 (AUDITED)

	September 30, 2013	June 30, 2013
ASSETS
Advance to ZLI	$319,339	$-
Investment in subsidiaries	9,924,424	11,117,884
TOTAL ASSETS	$10,243,763	$11,117,884

LIABILITIES AND STOCKHOLDERS’ EQUITY
Other current liabilities	$770,249	$752,781
Due to related party	688,009	556,478
TOTAL LIABILITIES	1,458,258	1,319,259

STOCKHOLDERS’ EQUITY
Preferred stock, par value, $0.00001, 100,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 and 20,000,000 issued and outstanding	291	291
Additional paid-in capital	4,674,593	4,674,593
Reserves	257,785	257,785
Accumulated other comprehensive (loss)	(25,388)	(41,671)
Retained earnings	3,878,214	4,907,617
TOTAL STOCKHOLDERS’ EQUITY	8,785,505	9,798,625
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,243,763	$11,117,884

CHINA UNITED INSURANCE SERVICE, INC.
STATEMENTS OF OPERATIONS

	Three Months Ended September 30,
	2013	2012
Revenues	$-	$-
Cost of revenue	-	-
Gross profit	-	-
Operating expenses:
General and administrative	120,948	200,000
Loss from operations	(120,948)	(200,000)
Other expenses
Equity income from subsidiaries	(1,193,460)	206,652
Bargain gain on purchase of subsidiaries	-	5,280,042
Income (loss) before income taxes	(1,314,408)	5,286,694
Income tax expense	-	-
Net income (loss)	$(1,314,408)	$5,286,694

NOTE 20 – LOAN TO SHAREHOLDERS

Henan Anhou Registered Capital Increase

On April 27, 2013, China Insurance Regulatory Commission mandated any insurance agency have a minimum registered capital requirement of RMB50 million ($8,150,000). At the time, Anhou, a professional insurance agency with a PRC nationwide license, had a registered capital of RMB10 million ($1,630,000). To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million so that it can set up new branches in any province beyond its current operations in Mainland China.

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of September 30, 2013, the loan was offset against equity in a manner similar to subscription receivables.

NOTE 21- SUBSEQUENT EVENTS

On October 24, 2013, Anhou completed the registration with local Administration Industry and Commerce (“AIC”) on the above-mentioned capital increase. The new business license was issued to Anhou on October 25, 2013.

On October 24, 2013, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (the “WFOE”), Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “New VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the form substantially the same as the previous VIE agreements entered into among the WFOE, Anhou and Anhou Original Shareholders (the “Old VIE Agreements”). The Old VIE Agreements were terminated by and among the WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between the WFOE and Anhou on January 17, 2011 is in full effect.

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

Our CAE in China are VIE through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements. If Henan Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. During the three months ended September 30, 2013, 92.94% and 7.06% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

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

Below is a diagram of our corporate structure as of September 30, 2013.

5

Due to recent stock transfers, the ownership of Henan Anhou has changed since the end of our fiscal quarter.  For a full description of the changes please see the disclosures contained under the heading “OTHER INFORMATION” contained in Part II, Item 5 of this Quarterly Report on Form 10-Q.

As of September 30, 2013, through our CAE, we had two insurance agencies, one brokerage and 37 service outlets with 888 full-time sales professionals, 37 part-time sales professionals and 67 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 22 sales and service outlets (including the headquarters) with 1,476 full-time sales professionals, 345 part-time sales professionals and 151 administrative staff in Taiwan.

Critical Accounting Policies

The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the period. Management makes these estimates using the best information available when they are made. However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting the Company’s financial statements; the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments The Company has not made any material changes in the methodology used in these accounting polices during the past two years.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China United and its subsidiaries. The results of operations of AHFL and subsidiaries are included since August 31, 2012 the date of acquisition for accounting convenience. All significant intercompany transactions and balances were eliminated in consolidation.

Accounts receivable

The Company reviews its accounts receivable on a regular basis to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyzes the age of receivable outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2013 or June 30, 2013.

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of the issuance of the policies, in which the customers can cancel the contract without any fees. For the three months ended September 30, 2013 and 2012, policy cancellations were $47,591 and $32,998, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of September 30, 2013 and June 30, 2013, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current and past fiscal years.  During the three months ended September 30, 2013 and 2012, the Company did not recognize any interest or penalties.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Our results of operations for the three months ended September 30, 2013 contains the results for three months ended September 30, 2013 of AHFL. The majority of AHFL’s result is generated by Law Broker, its subsidiary in Taiwan. Acquisition of AHFL enabled us to expand our business to Taiwan. Our results of operations for the three months ended September 30, 2012 contains the results for one month for the period ended September 30, 2012 of AHFL.

Revenues

Revenues increased by $4,575,641, or 142%, from $3,219,300 for the three months ended September 30 2012 to $7,794,941 for the three months ended September 30, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For the three months ended September 30, 2013, our business in Taiwan generated $7,244,926 of revenue, which accounts for 93% of our total revenue.

Cost of revenue and gross profit

The cost of revenue for the three months ended September 30, 2013 increased by $4,040,670 or 187%, to $6,206,292 compared to $2,165,622 for the three months ended September 30, 2012. Over 90% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased. For the three months ended September 30, 2013, $5,850,622 of our cost of revenue belonged to the Taiwan business we acquired.

Gross profit for the three months ended September 30, 2013 increased by $534,971, or 51%, to $1,588,649 compared to $1,053,678 for the three months ended September 30, 2012. The gross profit ratio decreased to 20% for the three months ended September 30, 2013 from 33% for the three months ended September 30, 2012. The decrease was mainly because Law Broker increased the portion of commission paid to sub-agent by paying a special bonus.

Selling expenses

Selling expenses were mainly comprised of marketing promotion for Law Broker. For the three months ended September 30, 2012, such expenses were included in general and administrative expenses.

General and administrative expenses

General and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the three months ended September 30, 2013, G&A expenses were $2,346,327, increased by $1,316,056, or 128%, compared to $1,030,271 for the three months ended September 30, 2012. The increase in expenses is due to the overall growth of our business and expansion to Taiwan. For the three months ended September 30, 2013, $1,894,786 of our G&A expenses belonged to the Taiwan business we acquired.

Other income

Other income for the three months ended September 30, 2013 was mainly rental income of sub-leased spare offices and garage.

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

According to tax regulations by Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over the past five years can be adjusted. Therefore, during the three months ended September 30 2013, we reversed the tax payable of $57,359 accrued before for such deductible commissions and credited as income tax benefit.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

Liquidity and Capital Resources

Net cash provided by operating activities during the three months ended September 30, 2013 was $5,978,330, including $8,477,163 advance payment received from AIATW. Net cash used in operating activities during the three months ended September 30, 2012 was $2,068,606. The increase was mainly contributed by our Taiwan business.

Net cash used in investing activities was $692,348 during the three months ended September 30, 2013. The net cash provided by investing activities was $12,755,795 for the three months ended September 30 2012, which was the combined effect of cash acquired in acquisition of AHFL and the purchase of marketable securities.

For the three months ended September 30, 2013, net cash used in financing activities was $6,444,825, including the $5,309,377 loans to unrelated third parties. Net cash provided by financing activities was $90,942 in the three months ended September 30, 2012.

Intercompany Loan and Loans to Unrelated Third Parties

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with CU Hong Kong.

Under the Company Loan Agreement, AHFL agreed to provide a loan to the CU Hong Kong with the principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,532,716). The term for such was 10 years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of CU Hong Kong on August 30, 2013.

In August 2013, the CU Hong Kong entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from CU Hong Kong for their investment in Anhou and CU Hong Kong agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,532,716). The term for such loans was ten 10 years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and CU Hong Kong may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to CU Hong Kong.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,817,896)
Mr. Chen: RMB3,000,000 ($489,949)
Ms. Yue: RMB7,500,000 ($1,224,871)

Recent development of relevant laws and background of the loans

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,895). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,895), can continue to operate its existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where it has no registered office or a branch office.

As of the date hereof, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital of RMB10 million ($1,633,179). The registered office and branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million ($8,165,895) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

Due to certain restrictions on direct foreign investment in insurance agency business under current PRC legal regime, Anhou has sought certain investments made by the Investor Borrowers and they may need funds through individual loans. Upon the completion of the contemplated increase of registered capital of Anhou, each Investor Borrowers shall, or cause their designated persons to, enter into the Variable Interest Entities Agreement with CU WFOE, Anhou and other parties so as to consolidate any additional VIE interest generated from the said registered capital increase into the Company.

Registered Capital Increase

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Henan Law Anhou Insurance Agency Co., Ltd. (“Anhou”), namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou (the “Capital Increase Resolution”), pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, Hou Weizhe will invest RMB5 million ($816,589), accounting for 10%, Zhang Yong will invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li will invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Wang Yanyan, Chen Zhaohui, Hou Weizhe and Zhang Yong, to invest in Anhou on its behalf.

On October 24, 2013, Anhou completed the registration with local Administration Industry and Commerce (“AIC”) on the above-mentioned capital increase. The new business license was issued to Anhou on October 25, 2013.

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

⋅	providing insurance agency services to its existing clients in its existing branches;
⋅	developing new clients;
⋅	promoting sales activities;
⋅	opening more branches in China; and
⋅	expanding business scale in China, through mergers & acquisitions.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2013 and June 30, 2013 (audited):

	September 30, 2013	June 30, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$100,961	$71,487
Due to Ms. Zhu (Shareholder of Henan Anhou)	502,115	1,099,331
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,252	-
Due to Mrs. Li (Director of CUIS)	-	566,478
Total	$605,328	$1,737,296

Off Balance Sheet Arrangements

As of September 30, 2013, the Company had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports, such as this report, that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on that evaluation, Lo Chung Mei, our Chief Executive Officer, and Chuang Yung Chi, our Chief Financial Officer, concluded that as of September 30, 2013, our disclosure controls and procedures were effective to satisfy the objectives for which they are intended.

Changes in internal control over financial reporting

During the three months ended September 30, 2013, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

Registered Capital Increase

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Henan Law Anhou Insurance Agency Co., Ltd. (“Anhou”), namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou (the “Capital Increase Resolution”), pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, Hou Weizhe will invest RMB5 million ($816,589), accounting for 10%, Zhang Yong will invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li will invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Wang Yanyan, Chen Zhaohui, Hou Weizhe and Zhang Yong, to invest in Anhou on its behalf.

On October 24, 2013, Anhou completed the registration with local Administration Industry and Commerce (“AIC”) on the above-mentioned capital increase. The new business license was issued to Anhou on October 25, 2013.

The registered capital increase of Anhou is in response to the recent promulgations of certain regulations by China Insurance Regulatory Commission (“CIRC”). On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,890). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,890), can continuous operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,178). The registered office and branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million ($8,165,890) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

Share Transfer

On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative and general manager of Anhou.

On October 24, 2013, Anhou completed the share transfer registration with the local AIC.

New VIE Agreements

As a result of the capital increase and the share transfer described above, on October 24, 2013, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (the “WFOE”), Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “New VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the form substantially the same as the previous VIE agreements entered into among the WFOE, Anhou and Anhou Original Shareholders (the “Old VIE Agreements”). The Old VIE Agreements were terminated by and among the WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between the WFOE and Anhou on January 17, 2011 is in full effect.

CIRC Approval and Share Pledge Registration

Anhou is in the process to obtain the approvals from the local Insurance Regulatory Bureau of CIRC with respect to the share transfer and capital increase of Anhou,  and the local AIC with respect to the registration of the new share pledge agreements.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
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

Date: November 12, 2013	By:	/s/ Lo Chung Mei
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2013	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

