Form 10-KT
period 2013-12-31
China United Insurance Service, Inc.
filed 2014-04-17
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended ________________________

or

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from July 1, 2013 to December 31, 2013

Commission file number: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	98-6088870
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7F, No. 311 Section 3
Nan-King East Road
Taipei City, Tawain

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

As of April 14, 2014, there were 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Change in Fiscal Year End

On January 17, 2014, the board of directors of the Company approved a change in our fiscal year end from June 30 to December 31. As a result of this change, we are filing this Transition Report on Form 10-K for the six-month transition period ended December 31, 2013 (the “Transition Period”). References to any of our previous fiscal years mean the fiscal years ending on June 30.

Corporate History and Structure

China United Insurance Service, Inc. (“China United,” “CUIS,” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, and is quoted on the Over the Counter Bulletin Board (“OTCBB”). The Company’s operating companies are in Taiwan and China. Unless context indicates otherwise, reference to the “Company” throughout this annual report refers to China United and its subsidiaries. Reference to Action Holdings Financial Limited (“AHFL”), refers to the combined operations of AHFL and its Taiwan Subsidiaries. Reference to Anhou refers to the combined operations of Anhou and its subsidiaries.

ZLI Holdings Limited (“CU Hong Kong”), a wholly owned Hong Kong-based subsidiary of China United, was originally founded by China United, on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Consulting Co., Ltd. (“CU WFOE”) in Henan province of the PRC.

Law Anhou Insurance Agency Co., Ltd. (“Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd. ) was founded in Henan province of the PRC on October 9, 2003. Anhou provides insurance agency services in the PRC. On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd. and obtained its new business license. On December 18, 2013, Anhou obtained its new Professional Insurance Agency License from local bureau of China Insurance Regulatory Commission (“CIRC”) which reflects its new name.

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou, namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, Hou Weizhe would invest RMB5 million ($816,589), accounting for 10%, Zhang Yong would invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

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

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,178). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million ($8,165,890) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative and the sole director of Anhou.

On October 24, 2013, Anhou completed the share transfer registration with the local AIC. At the end of October 2013, Anhou completed its filing with local CIRC with respect to its previously-conducted share transfer and capital increase.

Anhou’s wholly owned subsidiary Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”) was founded on September 4, 2006 in Sichuan province of the PRC, and it provides insurance agency services in the PRC. On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted for transferring all of their equity interests in Sichuan Kangzhuang to Anhou for RMB532,622 ($83,444). On September 6, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Sichuan Kangzhuang. Anhou has complied with all of the applicable laws and regulations with respect to its holding 100% equity interests in Sichuan Kangzhuang.

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law” collectively with Anhou, Sichuan Kangzhuang, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”) was founded on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is allowed to provide insurance brokerage services. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted for transferring all of their shareholdings to Anhou for RMB518,000 ($81,153). On September 28, 2010, the equity transfer agreements were signed between Anhou and each individual shareholder of Jiangsu Law. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institutions, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10,000,000 ($1,566,661) on or prior to October 1, 2012, the China Insurance Regulatory Commission (“CIRC”) or its local counterpart, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Anhou invested RMB4.82 million ($755,131) in Jiangsu Law to increase the registered capital to RMB10 million ($1,566,661). Anhou has complied with all of the applicable laws and regulations with respect to its holding 100% equity interests in Jiangsu Law.

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

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through our Consolidated Affiliated Entities in China. We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (as described in more details below) with Anhou and its shareholders, we effectively control, and are able to derive substantially all of the economic benefits from, these Consolidated Affiliated Entities.

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services are operated. It is through the VIE Agreements that we have effective control of the Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in our financial statements. If Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our Consolidated Affiliated Entities, we would not be able to continue to consolidate the Consolidated Affiliated Entities’ financial results with our financial results. During each of the fiscal years ended June 30, 2011 and 2012, 100% of our revenues in our consolidated financial statements were derived from our Consolidated Affiliated Entities. For the year ended June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. During the six months ended December 31, 2013, 93.72% and 6.28% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively.

On January 17, 2010, CU WFOE and Anhou and Anhou Original Shareholders entered into a series of agreements known as variable interest agreements (the “Old VIE Agreements”) pursuant to which CU WFOE has executed effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. The VIE Agreements now in effect included:

(1)	An Exclusive Business Cooperation Agreement through which CU WFOE is appointed the exclusive services provider to provide Anhou with complete technical support, business support and related consulting services (as described in the agreement) in exchange for 90% of the net profits (as defined in the agreement) of Anhou. The agreement does not provide that CU WFOE is responsible for the debts of the Consolidated Affiliated Entities. The term of the Exclusive Business Cooperation Agreement began on January 17, 2011 and lasts ten years, unless earlier terminated as provide in the agreement. The term of the agreement may be extended at CU WFOE’s discretion prior to the expiration thereof. CU WFOE may terminate the agreement at any time with 30 days’ written notice but Anhou may only terminate the agreement if CU WFOE commits gross negligence or a fraudulent act against Anhou;

(2)	a Power of Attorney under which the shareholders of Anhou have vested their collective voting control over Anhou to CU WFOE;

(3)	an Option Agreement under which the shareholders of Anhou granted to CU WFOE the irrevocable right and option to acquire all of their equity interests in Anhou, subject to applicable PRC laws and regulations. The Option Agreement began on October 24, 2013 and lasts ten years, but may be renewed at CU WFOE’s election; and

(4)	a Share Pledge Agreement under which the shareholders of Anhou have pledged all of their equity interests in Anhou to CU WFOE to guarantee Anhou’s performance of its obligations under the Exclusive Business Cooperation Agreement.

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. As Anhou is still operating at a loss, Anhou has not paid any service fees to CU WFOE yet and CU WFOE has not paid any dividend to us to date. We expect Anhou to make a profit beginning in the fiscal year ending December 31, 2016, when it should start to pay service fees to CU WFOE, although there can be no assurance that Anhou will become profitable by that time or ever. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. Law Broker, being the only operating entity for our Taiwan business, is primarily focused on life and property insurance brokerage and agency business. Through years of operation, Law Broker has become one of the leading insurance brokerage firms in Taiwan and has expanded its business across Taiwan, with 24 sales and service outlets (including the headquarters) and 2,149 employees and insurance sales professionals.

On February 26, 2014, Anhou completed the registration with local AIC of Jiangsu Province on the change of its registered address to Room 1906-1910, No. 215 Jiangdong Middle Road, Jianye District, Nanjing, Jiangsu Province, and the previous headquarter of Anhou in Henan province will become a branch office. The new business license was issued to Anhou on February 26, 2014. Anhou will proceed with the said share pledge upon completion of its tax registration with Jiangsu tax authorities.

Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Anhou are Hu Changrong, Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong and Chen Li. All of these shareholders are PRC citizens and do not hold any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Anhou and only leaves Anhou shareholders nominal value therein.

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

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in CU Hong Kong	Position in CU WFOE	Position in Anhou	Position in Jiangsu Law
Mao Yi Hsiao	Director	Director	Director		Director	Director	General Manager and Chairman	General Manager and Chairman		Supervisor

Li Chwan Hau	Director
Li Fu Chang	Director
Chen Kuei Chiao	Director
Lo Chung Mei	Chief Executive Officer								General Manager
Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer									Division Chief of Management

Chiang Te Yun	Chief Technology Officer									Manager

Chao Hui Hsien			Director	General Manager	Director					Vice-General Manager

Lee Shu Fen	Director		General Manager	Director

Tu Wen Ti				Senior Assistant General Manager

Shen Wen Che				Senior Assistant General Manager

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

The following flow chart illustrates our Company’s organizational structure:

Products and Services

Law Broker and Anhou market and sell to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products that Law Broker and Anhou sell are underwritten by some of the leading insurance companies in Taiwan and China, respectively.

Through Anhou’s wholly-owned insurance brokerage firm Jiangsu Law, it also closely interacts with insurance companies and actively locates and introduces the right customers in Anhou’s database matching the insurance products offered by such insurance companies to them.

Life Insurance Products

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker accounted for 95.20 % of Law Broker’s total net revenues during the Transition Period. Total net revenues from life insurance products distributed by Law Broker accounted for 95.05% of CUIS’ total net revenues of life insurance during the Transition Period.

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

The life insurance products Law Broker distributed in the Transition Period were primarily underwritten by Farglory Life Insurance Co, Ltd., Fubon Life Insurance Co, Ltd., AIA International Limited, Taiwan Branch, TransGlobe Life Insurance Company and China Life Insurance Co., Ltd.

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products accounted for 73.95% of Anhou’s total net revenues in the Transition Period.

Total net revenues from life insurance products distributed by Anhou accounted for approximately 4.95% of CUIS’ total net revenues of life insurance products in the Transition Period.

•	Individual Whole Life Insurance. The individual whole life insurance products Anhou distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interests is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Anhou distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Endowment Life Insurance. The individual endowment products Anhou distributes generally provide maturity benefits if the insured reaches a specified age, and provide to a beneficiary designated by the insured guaranteed benefits upon the death of the insured within the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period, generally ranging from five to 25 years.

•	Individual Education Annuity. The individual annuity products Anhou distributes are primarily education related products. They provide annual benefit payments after the insured attains a certain age, e.g., 18, for a fixed time period, or e.g., four years, and a lump payment at the end of the coverage period. In addition, the beneficiary designated in the annuity contract will receive guaranteed benefits upon the death of the insured during the coverage period. In return, the purchaser of the annuity products makes periodic payment of premiums during a pre-determined accumulation period.

•	Individual Health Insurance. The individual health insurance products Anhou distributes primarily consist of dread disease insurance products, which provide guaranteed benefits for specified dread diseases during the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

The life insurance products Anhou distributed in the Transition Period were primarily underwritten by Sunshine Insurance Group Corporation Limited, Taiping Life Insurance Co. Ltd., Taikang Life Insurance Company and Sino Life Insurance Co., Ltd.

In addition to the periodic premium payment schedules described above, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once Anhou or Law Broker sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustained growth of life insurance sales in China and Taiwan, we have focused significant resources ever since the incorporation of Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

Property and Casualty Insurance Products

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products accounted for 4.8% of Law Broker’s total net revenues in the Transition Period.

Total net revenues from property and casualty insurance products distributed by Law Broker accounted for 73.33% of CUIS’ total net revenues of property and casualty insurance products in the Transition Period.

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

The property and casualty insurance products Law Broker distributed in the Transition Period were primarily underwritten by Fubon Insurance Co, Ltd., Taian Insurance Co., Ltd., Zurich Insurance Company, ACE Insurance Company, and Union Insurance Company.

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and had developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Anhou accounted for 26.05% of Anhou’s total net revenues in the Transition Period.

Total net revenues from property and casualty insurance products distributed by Anhou accounted for 26.67% of CUIS’ total net revenues of property and casualty insurance products in the Transition Period.

The property and casualty insurance products Anhou distributes can be further classified into the following categories:

•	Automobile Insurance. Automobile insurance is the largest segment of property and casualty insurance in the PRC in terms of gross written premiums. Anhou distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Anhou sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Anhou also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Anhou distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Commercial Property Insurance. The commercial property insurance products Anhou distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damage to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

The property and casualty insurance products Anhou distributed in the Transition Period were primarily underwritten by PICC Property and Casualty Co., Ltd., China Pacific Insurance (Group) Co., Ltd., Cathay Insurance Co., Ltd.,China Life &Casualty Insurance Co., Ltd. and Samsung Property& Casualty Insurance Company (China) Limited.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW shall pay AHFL an Execution Fee of $8,367,947 (NT$ 250,000,000). The fee will be recorded as revenue upon fulfilling sales target over the next five years. As of September 23, 2013, AHFL has received $8,367,947 (NT$250,000,000) from AIATW under the Alliance Agreement. Pursuant to the Alliance Agreement, AHFL is entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

Unified Operating Platform

Law Broker has its own self-developed Unified Operating Platform. Since Law Broker’s establishment in 1992, it has successfully implemented the following components of its operating platform across its branch offices in Taiwan through a hub center located in Taipei:

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

Through years of operation, the Unified Operating Platform has proved to be an efficient and streamlined operating system which contributes to the successful expansion and growth of Law Broker into one of the leading companies in Taiwan, with 24 sales and service outlets (including the headquarter) across Taiwan and 2,149 employees and insurance sales professionals.

In accordance with our growth strategy in China, Anhou has made significant effort to adapt the Unified Operating Platform utilized by Law Broker to better meet the operational need in China. Since September 2010, Anhou has successfully implemented the tailored operating platform across the PRC subsidiaries through a hub center located in Nantong, Jiangsu province. We expect that this tailored operating platform will make selling easier for sales agents in China, facilitate standardized business and financial management, enhance risk control and increase operational efficiency for the PRC subsidiaries.

Anhou has tailored and refined the platform on the basis of Law Broker’s well-developed operating platform in Taiwan and believes that it is difficult for our competitors in China, particularly new market entrants, to reproduce a similar platform without substantial financial resources, time and operating experience.

Because the various systems, policies and procedures under both of operating platforms utilized by Law Broker and Anhou can be rolled out quickly as we enter new regions or make acquisitions, we believe we can expand our distribution network rapidly and efficiently while maintaining the quality of our services.

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1991, it has devoted substantial resources in building up its distribution and service network. Law Broker currently has 24 sales and service outlets spread across Taiwan (including the headquarter), among which, 7 located in northern region, 10 located in central region, 5 located in southern region and 2 located in eastern region. As of December 31, 2013, Law Broker had 1,594 full-time sales professionals, 406 part-time sales professionals and 149 administrative staff.

The following table sets forth some additional information of Law Broker’s distribution and service network as of December 31, 2013, broken down by the four regions:

	Number of Full-time	Number of Full-time	Number of Part-time
Province	Number of Sales and Service Outlets	Sales Professionals	Sales Professionals
Northern region	7	402	93
Southern region	5	353	102
Central region	10	785	199
Eastern region	2	54	12
Total	24	1,594	406

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu and Sichuan. As of December 31, 2013, Anhou has two insurance agencies and one insurance brokerage firm, with 954 full time sales professionals and 37 part-time sales professionals and 82 administrative staffs operating across 39 cities within these three provinces.

The following table sets forth some additional information of Anhou’s distribution and service network as of December 31, 2013, broken down by provinces:

		Number of Full-time	Number of Part-time
Province	Number of Sales and Service Outlets	Sales Agents	Sales Agents
Henan	34	804	-
Sichuan	4	135	-
Jiangsu	1	15	37
Total	39	954	37

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are not its employees.

Customers

As of December 31, 2013, Law Broker had approximately 530,000 customers, among which approximately 92% purchased life insurance products and approximately 8% purchased property and casualty insurance products from Law Broker.

Due to its extensive line of insurance products underwritten by the insurance companies in Taiwan, Law Broker managed to offer a variety of insurance products to customers of different ages or professions. However, as aging population in Taiwan has gradually become a more recognized social issue, despite of a relatively healthy government-sponsored retirement and medial programs, more and more Taiwanese, especially those with stable financial means and aiming for high-end retirement and medical treatment, has been focusing on endowment and medical type of commercial insurance products, while the investment type of insurance products have been playing a less significant role since the economic downturn. In particular, 17.6% of the revenues of Law Broker are generated from sale of endowment insurance and 46.3% of the revenues of Law Broker are generated from the sale of medical insurance.

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

As of December 31, 2013, Anhou had 34,162 customers, among which 32,976 purchased life insurance products and 1,186 purchased property and casualty insurance products from Anhou.

Anhou sells automobile insurance and individual accident insurance primarily to individual customers. Anhou sells commercial property insurance to institutional customers.

Anhou targeted middle class individuals and family members under 50 years age to be its priority clients, which represent 95% of its client base. The revenues of Anhou are primarily generated from the sale of life insurance products and we expect the continuous growth in this regard, as more and more customers in China realized the insufficiency of the mandatory social insurance coverage and the necessity to supplement it with commercial insurance. In particular, approximately 30% of the revenues of Anhou are generated from sale of endowment insurance and approximately 33% of the revenues of Anhou are generated from the sale of medical insurance. With the implementation of the national one-child policy in China, in fact, approximately 40% of the insurance policies distributed by Anhou have designated children under 14 years age as the beneficiary of such policies, Anhou expects the continuous growth of insurance market of these factors in the near future.

During the Transition Period, no single customer accounted for more than 3% of the net revenues of CUIS, Law Broker or Anhou.

Insurance Company Partners

We are selective in terms of choosing insurance company as our partners. We take into consideration of a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of December 31, 2013, Law Broker had established business relationships with 20 insurance companies in Taiwan and Anhou had established business relationships with 33 insurance companies in China.

On June 10, 2013, AHFL entered into an Alliance Agreement with AIATW. The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW shall pay AHFL an Execution Fee of $8,367,947 (NT$ 250,000,000). The fee will be recorded as revenue upon fulfilling sales target over the next five years. As the date of September 23, 2013, AHFL has received $8,367,947 (NT$250,000,000) from AIATW. Pursuant to the Alliance Agreement, AHFL is entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

During the Transition Period, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., TransGlobe Life Insurance Company, AIA International Limited, Taiwan Branch and China Life Insurance Co., Ltd.. Among them, Farglory Life Insurance Co., Ltd. accounted for 29.69% of Law Broker’s total net revenues from commissions and fees in the Transition Period.

Anhou’s top five insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Taikang Life Insurance Co., Ltd., Sunshine Insurance Group Corporation Limited, Sino Life Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., and Cathay Property Insurance Co., Ltd. Among them, Taikang Life Insurance Co., Ltd. accounted for 23.72% of Anhou’stotal net revenues from commissions and fees in the Transition Period.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 24 sales and service outlets (including the headquarter) and 1,594 full time sales professionals and 406 part-time sales professionals and 149 administrative staffs spread over the four regions of Taiwan. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, in particular, Everpro Insurance Brokers Co., Ltd. and Genius Insurance Brokers Co., Ltd. Through years of operation, Law Broker has won numerous awards from various Taiwan government authorities for its excellence in the insurance brokerage industry. Among which, from year 2005 to year 2008, Law Broker has won the “Taiwan Insurance Excellence Award - Talent Training” for four consecutive years, the “Taiwan Insurance Excellence Award - E-commerce” in 2009, the "Taiwan Insurance Excellence Award - Customer Service and Personal Training” in 2011,the“Taiwan Insurance Excellence Award - Golden Medal for Information Application, Silver Medal for Personnel Training and Silver Medal for Customer Service” in 2013, the“Insurance Dragon and Phoenix Award” in 2012 and 2013 as well as the Most Desirable Insurance Brokerage Company of Finance Insurance Graduates in 2013. The “Taiwan Insurance Excellence Award" is one of most prestigious as well as well-participated insurance events in Taiwan, co-sponsored by the Taiwan Insurance Institute, Taiwan Financial Supervisory Committee and Taiwan Consumer Protection Committee, to encourage the insurance industry participants to actively enhance insurance service quality as well as to improve customer services.

During the past 10 years, Anhou has expanded its business across 39 cities within Henan, Sichuan and Jiangsu provinces with 954 full time sales professionals and 37 part-time sales professionals and 82 administrative staffs. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch office across the PRC, to carry out the insurance agency business, with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

With the promulgation and implementation of the above-mentioned regulations, we expect a better regulated insurance agency market in China with orderly competition and pursuit for professional excellence, which will accentuate our competitive advantage due to our continuous commitment to quality service. Also, as of the date of filing of this Transition Report on Form 10-K, Anhou is one of 108 insurance agencies with a PRC nationwide license and has increased its registered capital to RMB50 million ($8,165,890) on October 24, 2013. We believe that we will be in a better position to obtain the full support expressly provided in the 2012 Notice from the local CIRC on our expansion strategy nationwide.

Intellectual Property

To protect our intellectual property, we rely on a combination of trademark, copyright and trade secret laws as well as confidentiality agreements with our employees, sales agents, contractors and others.

Law Enterprise, Law Broker and Law Agent jointly own the following registered trademarks in Taiwan:

the Service Mark of Law Insurance Broker Co., Ltd. under the registration number 01462327, with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Law Insurance Broker Co., Ltd. under the registration number 01604254, with a 10-year validity from October 16, 2013 to October 15, 2023;

the logo of Blue Magpie, with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Law (定律) under the registration number 01462328, with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Law (定律) under the registration number 01611772, with a 10-year validity from December 1, 2013 to November 30, 2023;

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

the logo of Blue Magpie Fleet Picture, with a 10-year validity from May 1, 2008 to April 30, 2018; and

the logo of Fighting Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2013, Law Broker has a total of 149 full-time employees and Anhou has 82 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

Insurance Law

The current principal regulation governing insurance in Taiwan is Insurance Law, latest amended on January 8, 2014 by Legislative Yuan, which provided the initial framework for regulating the insurance industry.

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

Regulation of Insurance Agents and Agencies

The current principal regulation governing insurance agents and agencies is the Rules on the Administration of Insurance Agent latest amended on December 28, 2012 by Insurance Bureau of FSC (the “Agent Rule”). An insurance agent stipulated under the Insurance Law refers to a person who is on behalf of the insurer to conduct agency business pursuant to the agency contract or the power of attorney and charges fees from the insurer. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance agents can be divided into property insurance agents and life insurance agents. No matter what insurance industry an insurance agent is engaged in, it must have one of the following qualifications: (1) having passed the insurance agency examination for professional and technical staff; (2) having passed the insurance agency qualification test; or (3) having obtained the agency practitioner certificate and practiced the same business. Those who have agent qualifications required by the Agent Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. An agency company must hire more than one agent to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add more signatories. An insurance agent may only work for one insurance agency company as signatory at one time.

There are special requirements for agency companies, such as the name of an agent company must contain the words "insurance agency", and when an agency company applies to operate agency business, the minimum registered capital must be at least NT$3 million ($99,920) fully paid up in cash.

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

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Rules on the Administration of Insurance Broker last amended on December 28, 2012 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

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

There are special requirements for brokerage companies, such as the name of an brokerage company must contain the words "insurance broker"; when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$3 million ($99,920) fully paid up in cash.

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

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reaches the threshold of NT$500,000 ($16,653) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on January 8, 2014;
•	The Implementation Rules of Income Tax Law, latest amended on August 26, 2013;
•	Value-Added and Non-Value-Added Business Tax Law, latest amended on January8, 2014; and
•	The Implementation Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on March 6, 2012.

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$60,000 ($1,998) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($3,997). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

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

PRC Regulations on Foreign Exchange

Foreign Currency Exchange

Foreign exchange regulation in China is primarily governed by the following rules:

•	Foreign Currency Administration Rules (2008 Revision), as amended or revised, or the Exchange Rules; and
•	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), as amended or revised, or the Administration Rules.

Under the Exchange Rules, the RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the SAFE or relevant authorities.

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

PRC Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

•	Wholly Foreign-Owned Enterprise Law (1986), as amended or revised; and
•	Wholly Foreign-Owned Enterprise Law Implementing Rules (2001 Revision), as amended or revised.

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

PRC regulations relating to the establishment of offshore SPVs by PRC residents

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005. The regulation requires PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

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

Law Broker’s executive office and substantial assets are located in Taiwan and most of our revenues are derived from our operations in Taiwan currently. Accordingly, our business, financial condition and results of operations and the market price of our common shares may be affected by changes in Taiwan governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. Since 1949, Taiwan and the Chinese mainland have been separately governed. The PRC claims it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and the PRC, such as the engagement of Economic Cooperation Framework Agreement (“ECFA”) in 2010 and Cross-strait Investment Protection and Promotion Agreement in 2012, relations may become strained again. On June 21, 2013, Association for Relations Across the Taiwan Straits of the PRC and Straits Exchange Foundation of Taiwan entered into the Cross-Strait Agreement on Trade in Services, with the aim of smoothing and extending the cooperation between Mainland China and Taiwan accordingly. However, as of the date of this Transition Report on Form 10-K, the Taiwan government has not approved Cross-Strait Agreement on Trade in Services while the PRC government has been acting positively in response by making different relevant departments push forward the preparation to carry it out. The PRC government has refused to renounce the use of military force to gain control over Taiwan. Past developments in relations between the Taiwan and the PRC have on occasion depressed the market prices of the securities of companies in Taiwan. Relations between the Taiwan and the PRC and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our securities. In addition, the complexities of the relationship between the Taiwan and PRC require companies involved in cross-strait business operations to carefully monitor its actions and manage its relationships with both Taiwan and PRC governments. We cannot assure you that we will be able to successfully manage our relationships with the Taiwan and PRC governments for our cross-strait business operations, which could have an adverse effect on our ability to expand our business and conduct cross-strait business operations.

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

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 24 sales and service outlets (including the headquarters) and 2,149 employees and sales professionals. Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in 3 provinces and 39 service outlets as of December 31, 2013. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

The insurance intermediary industry in Taiwan and China is highly competitive, and we expect competition to persist and intensify. In insurance product distribution, we face competition from insurance companies that use their in-house sales force and exclusive sales agents to distribute their products, and from business entities that distribute insurance products on an ancillary basis, such as commercial banks, postal offices and automobile dealerships, as well as from other professional insurance intermediaries. We sell insurance products through our exclusive sales professionals and sales agents pursuant to agency contracts entered into with our subsidiaries or Consolidated Affiliated Entities in Taiwan and China, as applicable. The term of these agency contracts with Law Broker generally is for three years and will be re-signed upon expiration, while the term of these agency contracts with Anhou generally is for one year with automatic extension in case neither party objects at the end of the term. These sales professionals and sales agents are not our employees and we cannot assure you that they will continue their services subsequent to the expiration of such agency contracts. We compete for customers on the basis of product offerings, customer services and reputation. Many of our competitors have greater financial and marketing resources than we do and may be able to offer products and services that we do not currently offer and may not offer in the future. If we are unable to compete effectively against those competitors, we may lose customers and our financial results may be negatively affected.

Quarterly and annual variations in our commission and fee revenue may have unexpected impacts on our results of operations.

Our commission and fee revenue is subject to both quarterly and annual fluctuations as a result of the seasonality of its business, the timing of policy renewals and the net effect of new and lost business. Historically, Law Broker’s commission and fee revenue, particularly revenue derived from distribution of life insurance products, for the second and fourth quarters of any given year have been higher than the first and third quarters. Anhou’s commission and fee revenue, particularly revenue derived from distribution of life insurance products, for the fourth quarter of any given year has been the highest among all four quarters, while Anhou’s commission and fee revenue for the first quarter of any given year has been the lowest among all four quarters. The factors that cause the quarterly and annual variations are not within our control. Specifically, consumer demand for insurance products can influence the timing of renewals, new business and lost business, which generally includes policies that are not renewed, and cancellations. As a result, you may not be able to rely on quarterly or annual comparisons of our operating results as an indication of our future performance.

If our contracts with insurance companies are terminated or changed, our business and operating results could be adversely affected.

We primarily act as agents for insurance companies in distributing their products to retail customers. Our relationships with the insurance companies are governed by agreements between Law Broker or Anhou and the insurance companies. See “Corporate History and Structure - Insurance Company Partners.” These contracts establish, among other things, the scope of authority, the pricing of the insurance products we distributes and its fee rates. These contracts typically have a term of one year and will be automatically extended for successive one-year term unless terminated earlier with at least 30 days or 60 days advance notice prior to its expiration.

During the Transition Period, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., TransGlobe Life Insurance Company, AIA International Limited, Taiwan Branchand China Life Insurance Co., Ltd. Among them, Farglory Life Insurance Co., Ltd. accounted for 29.69% of Law Broker’s total net revenues from commissions and fees in the Transition Period.

During the Transition Period, Anhou’s top five insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Taikang Life Insurance Co., Ltd., Sunshine Insurance Group Corporation Limited, Sino Life Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., and Cathay Property Insurance Co., Ltd. Among them, Taikang Life Insurance Co., Ltd. accounted for 23.72% of Anhou’s total net revenues from commissions and fees in the Transition Period.

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

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. To obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for five years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of December 31, 2013, all of Law Broker’s sales professionals had received and held a valid registration certificate.

All of Anhou’s personnel who engage in insurance agency and brokering are required under relevant PRC regulations to obtain a qualification certificate from the CIRC in order to conduct insurance agency or brokering. To obtain the qualification certificate, the sale professionals have to pass the insurance agency or brokerage practitioner qualification test sponsored by the CIRC. Once the applicants passed such test, the CIRC may, subject to certain other conditions set forth in Measures on the Supervision of Insurance Salespersons and Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners, determine whether to grant such qualification certificate to the applicants. According to related regulations published by CIRC, qualification certificates obtained before July 1, 2013 have a validity period of three years, starting from the issuance date of such certificates. Holders of those qualification certificates must apply for renewal in local Insurance Regulatory Bureau at least 30 days before the validity period expires. Qualification certificates for insurance intermediaries practitioners (agency, brokerage and adjustment practitioners) obtained after July 1, 2013 are not subject to any validity period. In addition, we understand that the CIRC requires every individual agent carry the qualification certificate and other credentials showing specific information when conducting agency business. Under the relevant PRC regulations, an insurance agency or brokerage that retains unqualified personnel to engage in insurance intermediary activities may be imposed a fine up to RMB100,000 ($16,077). As of December 31, 2013, all of Anhou’s sales professionals had received and held a valid qualification certificate. If more local CIRC agencies were to strictly enforce these regulations in the future, and if a substantial number of our sales forces become unqualified, our business may be adversely affected. Moreover, we may be subject to fines and other administrative proceedings for the failure of our insurance professionals to obtain the necessary CIRC qualification certificate. Any such fines or administrative proceedings could materially and adversely affect our business, financial condition and results of operations.

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

While we believe our ICFR is currently effective, there is no assurance we will be able to maintain effective ICFR in the future. If we fail to do so, we may not be able to produce reliable financial reports and prevent fraud. Moreover, if we were not able to conclude we have effective ICFR, investors may lose confidence in the reliability of our financial statements, which would negatively impact the trading price of our shares. Our reporting obligations as a public company, including our efforts to comply with Section 404 of the Sarbanes-Oxley Act, will continue to place a significant strain on our management, operational and financial resources and systems for the foreseeable future.

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

The affiliates to the Company will hold 100% of the Company’s outstanding preferred shares, 42.60% of the Company’s outstanding common shares, and 57.28% of the voting power of the Company as of April 14, 2014 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, the Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of the Company’s affiliates may not always coincide with the interests of our other shareholders and as such the Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

Risks Related to Our Corporate Structure in the PRC

If the PRC government finds that the agreements that establish the structure for operating our China business do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.

PRC laws and regulations place certain restrictions on foreign ownership of companies that engage in insurance agencies and brokerages business, especially those on qualifications as well as capital requirement of the investors. We conduct our operations in China principally through contractual arrangements among our wholly-owned PRC subsidiary, CU WFOE and our operating company in the PRC, namely, Anhou and its shareholders, where Anhou directly holds 100% equity interests in one PRC insurance agency, namely Sichuan Kangzhuang and one insurance brokerage, namely Jiangsu Law. Anhou, Sichuan Kangzhuang and Jiangsu Law hold the licenses and permits necessary to conduct our insurance intermediary business and related businesses in China.

Our contractual arrangements with Anhou, its shareholders enable us to:

•	exercise effective control over Anhou and its subsidiaries;

•	receive a substantial portion of the economic benefits of Anhou and its subsidiaries in consideration for the services provided by our wholly- owned subsidiary in China; and

•	have an exclusive option to purchase all or part of the equity interests in Anhou when and to the extent permitted by PRC law.

Because of these contractual arrangements, we are the primary beneficiary of Anhou and its subsidiaries and have consolidated them into our consolidated financial statements. Although we believe that these agreements are in compliance with current PRC regulations, we cannot assure you that the PRC government would agree that these contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future. PRC laws and regulations governing the validity of these contractual arrangements are uncertain and the relevant government authorities have broad discretion in interpreting these laws and regulations. If the PRC government determines that our contractual arrangements do not comply with applicable laws and regulations, it could revoke our business and operating licenses, require us to discontinue or restrict our operations, restrict our right to collect revenues, block our website, require us to restructure our operations, impose additional conditions or requirements with which we may not be able to comply, or take other regulatory or enforcement actions against us that could be harmful to our business. The imposition of any of these penalties would result in a material and adverse effect on our ability to conduct our business.

If the PRC government finds that we, our PRC subsidiary and Consolidated Affiliated Entities do not comply with applicable PRC laws and regulations, we could be subject to severe penalties.

If we, our Consolidated Affiliated Entity, Anhou or any of the existing and future subsidiaries of Anhou are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the CIRC, will have broad discretion in dealing with such violations, including:

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

We rely on contractual arrangements with Anhou and its shareholders for our China operations, which may not be as effective in providing operational control as direct ownership.

We have relied and expect to continue to rely on contractual arrangements with our PRC Consolidated Affiliated Entity, Anhou, and its shareholders to operate our business in China. For a description of these contractual arrangements, see “Corporate History and Structure” These contractual arrangements may not be as effective in providing us with control over Anhou and its subsidiaries as direct ownership. We have no direct or indirect equity interests in Anhou or any of its subsidiaries.

Since PRC laws restrict foreign equity ownership in companies engaged in insurance agencies and brokerages businesses in China, especially those on qualifications as well as capital requirement of the investors, we rely on contractual arrangements with Anhou to operate our business in China. If we had direct ownership of Anhou and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Anhou and its subsidiaries, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on Anhou and its shareholders’ performance of their contractual obligations to exercise effective control. In addition, our contractual arrangements generally have a term of ten-year with an automatic extension of another ten-year term unless our PRC subsidiary, CU WFOE, determines otherwise. Though neither Anhou nor its shareholders has any right under these agreements to terminate such agreements prior to the expiration date, we may not be able to strictly enforce these agreements in case they choose to do so, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable outside PRC. Affiliates of the Company are also directors and executive officers of our Consolidated Affiliated Entities. In addition, though Anhou is under the effective control of CU WFOE through these contractual arrangements, the shareholders and officers of Anhou may not act in the best interests of our company or may not perform their obligations under these agreements, including the obligation to renew these agreements when their initial ten-year term expires. Furthermore, as all of Anhou’s assets are located in China, if Anhou or its shareholders determine to terminate the VIE agreements, the unaffiliated investors will have little or no recourse against them. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Anhou. Therefore, these contractual arrangements may not be as effective as direct ownership in providing us with control over these Consolidated Affiliated Entities.

If Anhou and its shareholders fail to perform their obligations under these contractual arrangements, we may have to incur substantial costs and other resources to enforce such arrangements and rely on legal remedies under PRC law, including seeking specific performance or injunctive relief and claiming damages, which may not be effective. For example, if the shareholders and officers of Anhou were to refuse to transfer their equity interest in Anhou to us or our designee when we exercise the call option pursuant to these contractual arrangements, or if they were otherwise to act in bad faith toward us, then we may have to take legal action to compel them to fulfill their contractual obligations. However, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable against Anhou outside PRC, we may not be able to effectively enforce our right under these agreements.

Neither Anhou nor Sichuan Kangzhuang has made any profits to date. The PRC taxable income of Jiangsu Law is calculated as the total revenue of Jiangsu Law times 10%. Jiangsu Law shall pay enterprise income tax calculated as 25% times its PRC taxable income. No service fees has been paid to the PRC subsidiary pursuant to the Exclusive Cooperation Agreement and it has not made any profit to date, thus, it has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to make profit in the year of 2016, we intend to use all of the revenues and profits to fund our business operations or expansion in China.

All of our contractual arrangements with Anhou and shareholders are governed by PRC law and provide for the resolution of disputes through arbitration in the PRC. Accordingly, these contracts would be interpreted in accordance with PRC law and any disputes would be resolved in accordance with PRC legal procedures. The legal environment in the PRC is not as developed as in some other jurisdictions, such as the United States. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. In the event we are unable to enforce these contractual arrangements, we may not be able to exert effective control over our Consolidated Affiliated Entities, and our ability to conduct our business in the PRC may be negatively affected.

Contractual arrangements we have entered into with Anhou may be subject to scrutiny by the PRC tax authorities. A finding that we owe additional taxes could substantially reduce our consolidated net income and the value of your investment.

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Since both of CU WFOE and Anhou are under our common control, either under direct ownership or through contractual arrangements, and certain our officers and directors used to be and are currently the employees of Anhou and its subsidiaries (for example, Lo Chung Mei, our Chief Executive Officer, also act as the General Manager of Anhou, Hsieh Tung Chi and Chiang Te Yun, our Chief Operating Officer and Chief Technology Officer, also act as Division Chief of Management and Manager of Jiangsu Law respectively, and Hus Wen Yuan, our Chief Marketing Officer, also acts as the General Manager of Sichuan Kangzhuang), the VIE Agreements are likely to be deemed as arrangements between related parties. In addition, CU WFOE has been granted substantial unilateral right under the VIE Agreements. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our PRC subsidiary and Anhou are not on an arm’s-length basis and adjust the income of Anhou in the form of a transfer pricing adjustment, where the relevant PRC tax authorities may, in their discretion, disregard the tax filing of Anhou and impose a different tax amount payable by Anhou. A transfer pricing adjustment could among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Anhou, which could in turn increase their respective tax liabilities. Moreover, the PRC tax authorities may impose interest and other penalties on Anhou for underpayment of taxes. Though we have not encountered any challenge or transfer pricing adjustment by the PRC tax authorities so far, we could not assure you that the PRC tax authorities will not do so in the future. Our consolidated net income may be materially and adversely affected by the occurrence of any of the foregoing.

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

The value of the New Taiwanese Dollar (“NTD” or “NT$”) against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of April 14, 2014, the exchange rate of NT$ to the USD was 1NT$=0.03USD.

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

We have a limited operating history in China. Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Anhou started distributing automobile insurance business in 2010. Life insurance products distributed by Anhou accounted for 73.95% of Anhou’s total net revenues in the Transition Period. Property and casualty insurance products distributed by Anhou accounted for 26.05% of Anhou’s total net revenues in the Transition Period. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

PRC regulations relating to the establishment of offshore SPVs by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005. The regulation requires PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

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

The PRC subsidiary has not made any profits to date and as a result has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to become profitable in 2016, we intend to use any profits to fund our business operations or expansion of our business.

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

During the six months ended December 31, 2013 and 2012, our revenues and costs are denominated in the NTD, and a significant portion of our financial assets are also denominated in NTD. Any significant appreciation or depreciation of the NTD against the USD may affect our cash flows, revenues, earnings and financial position, and the value of, and any dividends payable on, our ordinary shares in USD. For example, an appreciation of the NTD against the USD would make any new NTD-denominated investments or expenditures more costly to us, to the extent that we need to convert USD into the NTD for such purposes. An appreciation of the NTD against the USD would also result in foreign currency translation losses for financial reporting purposes when we translate our USD denominated financial assets into the NTD, as the NTD is our reporting currency in Taiwan. Conversely, a significant depreciation of the NTD against the USD may significantly reduce the USD equivalent of our reported earnings, and may adversely affect the price of our shares.

Sensitivity analysis

The following table indicates the instantaneous change in the Company's (loss) / profit after tax (and accumulated losses) that would arise if foreign exchange rates at the reporting date had changed at that date, assuming all other risk variables remained constant.

For the six months ended December 31, 2013			For the six months ended December 31, 2012
Appreciation in NTD	Decrease in net income	Decrease in retained earnings	Appreciation in RMB	Decrease in net loss	Decrease in accumulated losses

3%	$2,684	$3,175	3%	$4,750	$4,750

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

Certain affiliates of ours are also directors and executive officers of our Consolidated Affiliated Entities. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/ she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant PRC company pursuant PRC laws and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant PRC company. For example, it may be possible for management of Anhou to breach the VIE agreements and while their actions may be in violation of US laws they could be legal in the PRC. Any judgment for violation of fiduciary duty under US law may not be enforceable outside the United States. It may not be possible to effect service of process within the United States or elsewhere outside China upon certain our directors or senior executive officers residing in China, irrespective of matters arising under U.S. federal securities laws or applicable state securities laws. Any court judgment of United States for violation of fiduciary duty under US law may not be enforceable in the PRC due to the lack of bilateral treaties between PRC and the United States providing for the reciprocal recognition and enforcement of judgment of courts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Law Enterprise, Law Broker, Law Management and Law Agent shared the same address as their registered address, which is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters of office space. The lease was between Pengcheng Co., Ltd. and Law Broker, for two years commencing from June 1, 2013 to May 31, 2015 and with a monthly rent of $12,432 (NT$373,251). Law Broker has also entered into 27 leases for each of its sales and service outlets and training centers (excluding its headquarter), with an aggregate office size of 15,776 square meters for an aggregate monthly fee of $114,990 (NT$3,452,439).

Anhou has three principal offices: (i) one is located at Building 4F, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, China, with 6,157 square feet (572 square meters) of office space. The lease agreement is between Ma Rui and Anhou. The original lease term was from January 1, 2008 to December 30, 2010 for two years, with rent of $4,032 (RMB25,739) per month payable every three months. On January 10, 2011, the lease was renewed and the term was extended to December 30, 2013 on the same terms as the original lease agreement. On January 10, 2013, the lease was renewed and the term was extended to June 30, 2014 on the same terms as the original lease agreement; (ii) the other office is located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, China, with 5,597 square feet (520 square meters) of office space. The lease agreement is between Ma Rui and Anhou. The original lease term was from January 1, 2008 to December 30, 2010 for two years, with rent of $1,880 (RMB12,000) per month payable every three months. On January 1, 2011, the lease was renewed and the term extended to December 30, 2013 on the same terms as the original lease agreement. On January 10, 2013, the lease was renewed and the term was extended to June 30, 2014 on the same terms as the original lease agreement, and (iii) the third is Anhou’s current registered address located at Room 1906-1910, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 6,458 square feet (600 square meters) of office space. The lease agreement is between Qing Tian and Anhou. The term is from February 1, 2014 to January 31, 2019 with rent of first year being $120,578 (RMB750,000), second year being $125,592 (RMB795,000), third year being $135,482 (RMB842,700), the fourth year being $143,611 (RMB893,262), and the fifth year being $152,227 (RMB946,857).

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

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 10,764 square feet (1,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. The lease term is from January 1, 2013 to December 31, 2017 for five years, with rent of approximately $792 (RMB 5,000) per month, payable every year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII” since August 1, 2012.The latest available closing price of our common stock prior to April 14, 2014 was $14.37.

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2013
	Low	High
First Quarter ended March 31, 2013	$12.00	$22
Second Quarter ended June 60, 2013	$13.00	$18.20
Third Quarter ended September 30, 2013	$10.50	$15.80
Fourth Quarter ended December 31, 2013	$10.00	$16.80

Shareholders

As of April 14, 2014, there were 123 record owners of our common stock and one record owner of our preferred stock.

Transfer Agent

Our transfer agent is Globex Transfer, LLC, at the address of 780 Deltona Blvd., Suite 202, Deltona, FL 32725.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the Acquisition Agreement dated August 24, 2012 and its amendment on March 14, 2013, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4 million shares of CUIS common stock, among which 2 million shares shall be solely granted to employees of Law Broker, and the remaining 2 million shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the BOD of Law Broker may submit its recommendation to the Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by the Company. As of April 14, 2014, the Company has not yet set up the ESOP.

Options and Warrants

As of April 14, 2014, we had no outstanding options or warrants.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable

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

Law Anhou Insurance Agency Co., Ltd. (“Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd.) was founded in Henan province of the PRC on October 9, 2003. Anhou provides insurance agency services in the PRC. On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd. and obtained its new business license. On December 18, 2013, Anhou obtained its new Professional Insurance Agency License from local bureau of China Insurance Regulatory Commission (“CIRC”) which reflects its new name.

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou, namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, Hou Weizhe would invest RMB5 million ($816,589), accounting for 10%, Zhang Yong would invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

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

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,178). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million ($8,165,890) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative and the sole director of Anhou.

On October 24, 2013, Anhou completed the share transfer registration with the local AIC. At the end of October 2013, Anhou completed its filing with local CIRC with respect to its previously-conducted share transfer and capital increase.

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”) was founded on September 4, 2006 in Sichuan province in the PRC and provides insurance agency services in the PRC.  On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB532,622 ($78,318). On September 6, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Sichuan Kangzhuang.

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on September 19, 2005 in Jiangsu Province in the PRC and provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB518,000 ($75,475) and Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,000) from RMB5,180,000 ($625,113) on January 18, 2011 to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Jiangsu Law.

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications and capital requirements of the investors, we operate our business primarily through our Consolidated Affiliated Entities (“CAE”) in China. On January 17, 2010, CU WFOE and Anhou and Anhou Original Shareholders entered into a series of agreements known as variable interest agreements (the “Old VIE Agreements”) pursuant to which CU WFOE has executed effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. We do not hold equity interests in our CAE. However, through the VIE Agreements with these CAE and their respective shareholders, we effectively control, and are able to derive substantially all of the economic benefits from, these CAE.

Our CAE in China are VIE through which part of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements.  If Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

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

As of December 31, 2013, through our CAE, we had two insurance agencies, one brokerage and 39 service outlets with 954 full-time sales professionals, 37 part-time sales professionals and 82 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 24 sales and service outlets (including the headquarters) with 1,594 full-time sales professionals, 406 part-time sales professionals and 149 administrative staff in Taiwan.

During the six months ended December 31, 2013, 93.72% and 6.28% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the year ended June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. During the year ended June 30, 2012 and 2011, 100% of our revenues in our consolidated financial statements were derived from our CAE.

On January 17, 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30. This transition period report is for the six-month period of July 1, 2013 through December 31, 2013.

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

Principles of consolidation

The accompanying consolidated financial statements include the balance sheets of China United, its wholly owned subsidiary AHFL and Taiwan subsidiaries, its wholly owned subsidiaries CU Hong Kong and CU WFOE, the variable interest entity Anhou and wholly owned subsidiaries Sichuan Kangzhuang and Jiangsu Law, as of December 31, 2013 and June 30, 2013 and 2012. As China United acquired AHFL and its Taiwan subsidiaries on August 24, 2012, for accounting convenience, its operating results from September 1, 2012 and balance sheet as of December 31 and June 30, 2013 are included in the consolidate financial statements. As Anhou acquired 100% of Sichuan Kangzhuang on September 6, 2010, for accounting convenience, its operating results from September 1, 2010 are included in the consolidated financial statements. As Anhou acquired 100% of Jiangsu Law on September 30, 2010, the operating results of Jiangsu Law from October 1, 2010 are included in the consolidated financial statements. All significant intercompany transactions and balances were eliminated in consolidation.

Accounts receivable

The Company reviews its accounts receivable on a regular basis to determine if a bad debt allowance is necessary. Management reviews the composition of accounts receivable and analyzes the age of receivable outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2013, June 30, 2013 and 2012.

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of the issuance of the policies, in which the customers can cancel the contract without any fees. For the six months ended December 31, 2013 and for the fiscal years ended June 30, 2013, 2012 and 2011, policy cancellations were $22,553, $12,809, nil and nil, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of December 31, 2013, and June 30 2013 and 2012, the Company did not have any uncertain tax positions.

In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000.

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

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang. Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate that it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250.

Recent Accounting Pronouncements

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

Results of Operations

The following table shows the results of operations for the six months ended December 31, 2013 and 2012 and for the years ended June 30, 2013, 2012 and 2011

	Six Months Ended December 31,		2013-2012		Years Ended June 30,
		2012
	2013	(unaudited)	Change	Percent	2013	2012

Revenues	$23,689,110	$16,006,079	$7,683,031	48%	$37,842,246	$3,153,776
Cost of revenue	16,040,303	10,097,295	5,943,008	59%	24,309,716	2,363,581

Gross profit	7,648,807	5,908,784	1,740,023	29%	13,532,530	790,195
Gross profit margin	32%	37%			36%	25%
Operating expenses:
Selling	2,010,744	-	2,010,744	NA	962,958	1,166,841
General and administrative	5,948,516	4,404,177	1,544,339	35%	9,062,828
Impairment of goodwill	122,250	-	122,250	NA

Income (loss) from operations	(432,703)	1,504,607	(1,937,310)	(129)%	3,506,744	(376,646)

Other income (expenses):
Interest income	108,654	36,144	72,510	201%	83,682	4,756
Bargain gain on purchase of subsidiaries	-	5,280,042	(5,280,042)	(100)%	5,280,042	-
Other - net	(652,079)	43,214	(695,293)	(1,609)%	432,064	(18)
Total other income (expenses)	(543,425)	5,359,400	(5,902,825)	(110)%	5,795,788	4,738

Income (loss) before income taxes	(976,128)	6,864,007	(7,840,135)	(114)%	9,302,532	(371,908)
Income tax expense	143,660	155,470	(11,810)	(8)%	698,508	(268,440)

Net income (loss)	(1,119,788)	6,708,537	(7,828,325)	(116)%	8,604,024	(103,468)
Net income attributable to the noncontrolling interests	(32,190)	(532,213)	500,023	(94)%	(1,386,556)
Net income (loss) attributable to parent's shareholders	(1,151,978)	6,176,324	(7,328,302)	(118)%	7,217,468	(103,468)

Overview of the six months Ended December 31, 2013 Compared to six months Ended December 31, 2012

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL and its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL became a 100% owned subsidiary of the Company.

Our results of operations for the six months ended December 31, 2013 contains the results for the six months ended December 31, 2013 of AHFL. Our results of operations for the six months ended December 31, 2012 contains the results for four month ended December 31, 2012 of AHFL. The majority of AHFL’s result is generated by Law Broker, its subsidiary in Taiwan. Acquisition of AHFL enables us to expand our business to Taiwan.

Revenues

Revenues increased by $7,683,031, or 48%, from $16,006,079 for the six months ended December 31, 2012 to $23,689,110 for the six months ended December 31, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For six months ended December 31, 2013, our business in Taiwan generated $,22,201,000 of revenue, which accounts for 94% of our total revenue.

Cost of revenue and gross profit

The cost of revenue for the six months ended December 31, 2013 increased by $5,943,008 or 59%, to $16,040,303 compared to $10,097,295 for the six months ended December 31, 2012. Over 88% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased. For the six months ended December 31, 2013, $15,222,816 of our cost of revenue occurred in the Taiwan business we acquired.

The gross profit for the six months ended December 31, 2013 increased by $1,740,023, or 29%, to $7,648,807 compared to $5,908,784 for the six months ended December 31, 2012. The gross profit ratio decreased to 32% for the six months ended December 31, 2013 from 37% for the six months ended December 31, 2012. The decrease was mainly because Law Broker increased the portion of commission paid to sub-agent by paying special bonus.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. For the six months ended December 31, 2012, such expenses were included in operating expenses.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the six months ended December 31, 2013, G&A expenses were $5,948,516, increased by $1,544,339, or 35%, compared with $4,404,177 for the six months ended December 31, 2012. The growth of expenses is due to the overall growth of our business and expansion to Taiwan. For the six months ended December 31, 2013, $4,770,589 of our G&A expenses occurred in the Taiwan business we acquired.

Other income (expenses)

Net other expenses for the six months ended December 31, 2013 was $543,425, which was mainly due to $303,000 of loss from disposal of fixed assets and $370,000 of estimated tax penalties for late filings of income tax return in the U.S.A.. For the six months ended December 31, 2012, the Company had a net other income of $5,359,400 which is mainly due to the $5.2 million of bargain gain on purchase of subsidiaries.

Income tax

CU WFOE, the Company’s subsidiary, and the VIEs in the PRC, are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Except for Jiangsu Law, according to the requirement of local tax authorities, the taxable income is deemed as 10% of total revenue, instead of net income. The tax rate of Jiangsu Law is also 25%.

According to tax regulations by PRC tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over the past five years can be adjusted.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 which was accrued in the six months ended December 31, 2013.

Overview of the years ended June 30, 2013 and 2012

Revenues

Revenues increased by $34,688,470, or 1,100%, from $3,153,776 for the year ended June 30 2012 to $37,842,246 for the year ended June 30, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan and increased our sub agent numbers from 1,098 as of June 30, 2012 to 2,691 as of June 30, 2013.

Cost of revenue and gross profit

The cost of revenue for the year ended June 30 2013 increased by $21,946,135 or 929%, to $24,309,716 compared to $2,363,581 for the year ended June 30, 2012. Over 90% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased.

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

For the year ended June 30, 2013, G&A expenses were $9,062,828 and increased by $7,895,987, or 677%, compared with $1,166,841 for the year ended June 30, 2012. The growth of expenses is due to the overall growth of our business and the acquisition of AHFL.

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the year ended June 30, 2012, G&A expenses were $1,166,841, and increased by $70,972 compared with the year ended June 30, 2011. The 6% increase is mainly because of the increase of price index in China and our expansion of business.

Other income

Other income for the year ended June 30, 2013 was mainly rental income of sub-leased spare offices and garage.

For the year ended June 30, 2012, no material other income and expenses such as gain on acquisition of subsidiary occurred.

Income tax

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

CU WFOE, the Company’s subsidiary, and the VIEs in the PRC, are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Except for Jiangsu Law, according to the requirement of local tax authorities, the taxable income is deemed as 10% of total revenue, instead of net income. The tax rate of Jiangsu Law is also 25%.

According to tax regulations by PRC tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over the past five years can be adjusted.

The balance of income tax payable as of June 30, 2013 and 2012 mainly is the income tax accrued for the un-deductible commission paid to sub-agents in China before 2011 and is due upon written request of the local tax bureau.

For the year ended June 30, 2012, the Company has an income tax benefit of $268,440 because we reversed the tax payable of $283,880 that was accrued in 2011 tax year for the deductible commission and recorded it as negative income tax expense.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the six months ended December 31, 2013 and 2012 and for the years ended June 30, 2013, 2012 and 2011:

	Six Months Ended December 31,		2013-2012		Years Ended June 30,
	2013	2012
(in thousands)	(audited	(unaudited)	Change	Percent	2013	2012
Net cash provided by (used in) operating activities	$7,817	$(222)	$8,039	-3621%	$1,599	$(344)
Net cash provided by (used in) in investing activities	(4,837)	9,285	(14,123)	-152%	12,738	(25)
Net cash provided by (used in) financing activities	(1,614)	325	(1,940)	-597%	1,260	305

Operating activities

Net cash provided by operating activities during the six months ended December 31, 2013, was $7,817,000, including $7,930,190 advance payment received from AIA International Limited Taiwan Branch. Net cash used in operating activities during the six months ended December 31, 2012 was $222,000. The increase was mainly contributed by our Taiwan business.

Net cash provided by operating activities during the year ended June 30 2013 was $2,168,990. Net cash used in operating activities during the year ended June 30, 2012 was $344,495. The increase was mainly contributed by our Taiwan business.

Net cash used in operating activities for the year ended June 30, 2011 was $165,155, while it was $344,495 for the year ended June 30, 2012. The difference was mainly due to the increase in tax payable.

Investing activities

Net cash used in investing activities was $4,837,000 during the six months ended December 31, 2013, which is mainly due to the purchase of $4,191,000 fund by Law Broker during the period. The net cash provided by investing activities was $9,285,000 for the six months ended December 31, 2012, which was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities.

Net cash provided by investing activities was $12,738,126 during the year ended June 30, 2013. This was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities. The net cash used in investing activities was $15,720 for the year ended June 30, 2012

Financing activities

For the six months ended December 31, 2013, net cash used in financing activities was $1,614,000, which is mainly due to the $1,669,000 repayment to related parties. Net cash provided by financing activities was $325,000 in the six months ended December 31, 2012, which is the result of borrowings from the Company’s related parties.

For the year ended June 30, 2013, net cash provided in financing activities was $1,260,382 and net cash provided by financing activities was $304,872 in the year ended June 30, 2012.  The increase was mainly due to the proceeds of borrowing from Mrs. Lee Shufen, director of CUIS, and Ms. Zhu Shuqin, a shareholder of Anhou.

Intercompany Loan and Loans to Unrelated Third Parties

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

Anhou, a professional insurance agency with a PRC nationwide license, used to have a registered capital of RMB10 million ($1,633,179). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intended to increase its registered capital to RMB50 million ($8,165,895) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

Due to certain restrictions on direct foreign investment in insurance agency business under current PRC legal regime, Anhou has sought certain investments made by the Investor Borrowers and they may need funds through individual loans. Upon the completion of the contemplated increase of registered capital of Anhou, each Investor Borrower shall, or cause their designated persons to, enter into the Variable Interest Entities Agreement with CU WFOE, Anhou and other parties so as to consolidate any additional VIE interest generated from the said registered capital increase into the Company.

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with CU Hong Kong.

Under the Company Loan Agreement, AHFL agreed to provide a loan to the CU Hong Kong with the principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,522,944). The term for such was ten years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of CU Hong Kong on August 30, 2013.

In August 2013, the CU Hong Kong entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from CU Hong Kong for their investment in Anhou and CU Hong Kong agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,522,944). The term for such loans was ten years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and CU Hong Kong may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to CU Hong Kong.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,817,896)

Mr. Chen: RMB3,000,000 ($489,949)

Ms. Yue: RMB7,500,000 ($1,224,871)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,522,944).

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013 (Audited)	June 30, 2013 (Audited)	June 30, 2012 (Audited)
Due to Mr. Mao (Principal Shareholder of the Company)	$117,471	$71,487	$1,871
Due to Ms. Zhu (Shareholder of Anhou)	-	1,099,331	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,265	-	2,189
Due to Mrs. Lee (Director of CUIS)	35,062	566,478
Total	$154,798	$1,737,296	$445,332

Off Balance Sheet Arrangements

As of December 31, 2013, the Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

China United Insurance Service, Inc. and Subsidiaries
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm (Successor Auditor)	43

Consolidated Balance Sheet as of December 31, 2013, June 30, 2013 and 2012	44

Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the Six Months Ended December 31, 2013 and the Years ended June 30, 2013 and 2012	45

Consolidated Statements of Comprehensive Loss for the Six months ended December 31, 2013 and the Years Ended June 30, 2013 and 2012	46

Consolidated Statements of Cash Flows for the Six months ended December 31, 2013 and the Years Ended June 30, 2013 and 2012	47

Notes to Consolidated Financial Statements	48 ~ 61

Report of Independent Registered Public Accounting Firm (Predecessor Auditor)	62

Consolidated Balance Sheet as of June 30, 2013 and 2012	63

Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the Years ended June 30, 2013 and 2012	64

Consolidated Statements of Comprehensive Loss the Years Ended June 30, 2013 and 2012	65

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012	66

Notes to Consolidated Financial Statements	67 ~ 81

Report of Independent Registered Public Accounting Firm (Predecessor Auditor)	82

Consolidated Balance Sheet as of June 30, 2012 and 2011	83

Consolidated Statements of Operations and Other Comprehensive Income / (Loss) for the Years ended June 30, 2012 and 2011	84

Consolidated Statements of Comprehensive Loss the Years Ended June 30, 2012 and 2011	85

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011	86

Notes to Consolidated Financial Statements	87 ~ 112

17700 Castleton Street, Suite 488 City of Industry, CA 91748 Tel: +1 (626) 854-6500 Fax: +1 (626) 854-6505

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China United Insurance Service, Inc.

We have audited the accompanying consolidated balance sheet of China United Insurance Service, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2013 and the related consolidated statements of operations and other comprehensive loss, changes in equity, and cash flows for the six months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2013, and the results of its consolidated operations and its cash flows for the six months ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

City of Industry, California

April 17, 2014

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2013	June 30, 2013	June 30, 2012

ASSETS
Current assets
Cash and equivalents	$18,070,093	$16,705,327	$1,258,211
Marketable securities	2,563,685	26,968	-
Accounts receivable, net	7,282,183	4,138,340	184,767
Other current assets	2,329,677	435,043	48,640
Total current assets	30,245,638	21,305,678	1,491,618

Property, plant and equipment, net	1,041,189	959,688	114,945
Intangible assets	308,267	202,115	-
Goodwill	-	121,667	118,855
Long-term Investment	102,295	103,419	-
Other assets	587,303	519,878	113,217
TOTAL ASSETS	$32,284,692	$23,212,445	$1,838,635

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$498,441	$893,713	$405,723
Unearned revenue	1,586,038	-	-
Other current liabilities	8,632,305	5,092,826	286,909
Due to related parties	154,798	1,737,296	445,332
TOTAL CURRENT LIABILITIES	10,871,582	7,723,835	1,137,964

Long-term liabilities	7,095,062	-	-
TOTAL LIABILITIES	17,966,644	7,723,835	1,137,964

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10	-
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding	291	291	200
Additional paid-in capital	4,674,593	4,674,593	2,674,693
Reserves	415,041	257,785	-
Accumulated other comprehensive loss	(75,888)	(41,671)	(55,250)
Retained earnings (accumulated deficit)	3,598,383	4,907,617	(1,918,972)
Stockholder’s equity attribute to parent’s shareholders	8,612,430	9,798,625	700,671
Noncontrolling interest	5,705,618	5,689,985
TOTAL STOCKHOLDERS’ EQUITY	14,318,048	15,488,610	700,671
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,284,692	$23,212,445	$1,838,635

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Six Months Ended December 31,	Years Ended June 30,
	2013	2013	2012

Revenues	$23,689,110	$37,842,246		$3,153,776
Cost of revenue	16,040,303	24,309,716		2,363,581

Gross profit	7,648,807	13,532,530		790,195

Operating expenses:
Selling	2,010,744	962,958		1,166,841
General and administrative	5,948,516	9,062,828
Impairment of goodwill	122,250

Income (loss) from operations	(432,703)	3,506,744		(376,646)

Other income (expenses):
Interest income	108,654	83,682		4,756
Bargain gain on purchase of subsidiaries	-	5,280,042		-
Other - net	(652,079)	432,064		(18)
Total other income (expenses)	(543,425)	5,795,788		4,738

Income (loss) before income taxes	(976,128)	9,302,532		(371,908)
Income tax expense	143,660	698,508		(268,440)

Net income (loss)	(1,119,788)	8,604,024		(103,468)
Net income attributable to the noncontrolling interests	(32,190)	(1,386,556)
Net income (loss) attributable to parent's shareholders	(1,151,978)	7,217,468		(103,468)

Other comprehensive items
Foreign currency translation gain (loss)	(38,218)	13,195		13,972
Other comprehensive income(loss)	4,001	384
Attributable to parent's shareholders	(34,217)	13,579		13,972
Other comprehensive items attributable to noncontrolling interest	16,557	(1,630)

Comprehensive income (loss) attributable to parent's shareholders	$(1,186,195)	$7,231,047		$(89,496)

Comprehensive income (loss) attributable to noncontrolling interest	$(15,633)	$(1,388,186)	$

Weighted average shares outstanding:
Basic and diluted	29,100,503	27,593,654		20,100,503

Income (loss) per share:
Basic and diluted	$(0.04)	$0.26		$0.00

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,	Years Ended June 30,
	2013	2013	2012

Cash flows from operating activities:
Net income (loss)	$(1,119,788)	$8,604,024	$(103,468)
Adjustments to reconcile net income to net cash
Depreciation and amortization	152,362	108,492	39,366
Bargain gain on purchase of subsidiaries	-	(5,280,042)	-
Impairment loss on goodwill	122,250	-	-
Write off VAT to be deducted	68,003	-	-
Loss on disposal of fixed assets	303,079	-	-
Share-based payment	-	-	1,508
Changes in operating assets and liabilities:	-	-	-
Accounts receivable	(3,181,659)	(1,773,181)	(102,830)
Other current assets	(514,736)	103,643	(7,051)
Other assests	(73,905)	(19,207)	-
Tax payable	(398,047)	(123,260)	(295,807)
Accrued expenses and other payables	6,115,072	(21,894)	123,787
Long-term liabilites	6,344,152	-	-
Net cash provided by (used in) operating activities	7,816,783	1,598,575	(344,495)

Cash flows from investing activities:
Cash paid for acquisition of subsidiaries	-	-	-
Cash acquired in acquisition	-	12,766,882	-
Purchase of Marketable securities	(4,190,739)	(2,553)	-
Purchase of property, plant and equipment	(450,864)	(8,912)	(24,557)
Purchase of intangible assets	(195,442)	(17,291)	-
Net cash provided by (used in) in investing activities	(4,837,045)	12,738,126	(24,557)

Cash flows from financing activities:
Contribution in capital	-	-	-
Proceeds from related party borrowing	54,679	1,260,382	323,029
Repayment to related parties	(1,668,838)		(18,157)
Net cash provided by (used in) financing activities	(1,614,159)	1,260,382	304,872

Foreign currency translation	(813)	(149,967)	25,178
Net increase (decrease) in cash and cash equivalents	1,364,766	15,447,116	(39,002)

Cash and cash equivalents, beginning balance	16,705,327	1,258,211	1,297,213
Cash and cash equivalents, ending balance	$18,070,093	$16,705,327	$1,258,211

Interest paid	$-	$-	$-
Income tax paid	$483,058	$974,615	$15,720

The accompanying notes are an integral part of these financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common stock	Amount	Preferred stock	Amount	Additioanl Paid -in Capital	Reserves	Other comprehensive loss	(Accumulated Deficit)/ Retained earnings	Total	Noncontrolling interest	Total equity
Balance July 1, 2011	20,000,000	$200	-	-	2,673,186	-	(69,222)	(1,815,504)	$788,660	$-	$788,660

Share-based payment	100,503	1	-	-	1,507	-	-	-	1,508	-	1,508
Foreign currency translation gain	-	-	-	-	-	-	13,972	-	13,972	-	13,972
Net loss	-	-	-	-	-	-	-	(103,468)	(103,468)	-	(103,468)

Balance June 30, 2012	20,100,503	201	-	-	2,674,693	-	(55,250)	(1,918,972)	700,672	-	700,672
Reclassification to preferred stock	(1,000,000)	(10)	1,000,000	10	-	-	-	-	-	-	-
Issuance of common stock	10,000,000	100	-	-	1,999,900	-	-	-	2,000,000	-	2,000,000
Foreign currency translation gain (loss)	-	-	-	-	-	-	13,195	-	13,195	(1,630)	11,565
Other comprerhensive gain (loss)							384
Appropriation of reserves	-	-	-	-	-	257,785	-	(390,879)	(133,094)	133,094	-
Net income	-	-	-	-	-	-	-	7,217,468	7,217,468	1,386,556	8,604,024
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	-	4,171,965	4,171,965
Balance June 30, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$257,785	$(41,671)	$4,907,617	$9,798,625	$5,689,985	$15,488,610
Appropriation of reserves	-	-	-	-		157,256		(157,256)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-			(38,218)		(38,218)	(18,623)	(56,841)
Other comprerhensive gain (loss)	-	-	-	-			4,001		4,001	2,066	6,067
Net income								(1,151,978)	(1,151,978)	32,190	(1,119,788)
Balance December 31, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$415,041	$(75,888)	$3,598,383	$8,612,430	$5,705,618	$14,318,048

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2013, June 30, 2013 and 2012

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

Henan Law Anhou Insurance Agency Co., Ltd. (“Henan Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd.) was incorporated in the PRC on August 20, 2003. Henan Anhou provides insurance agency services in the PRC. On October 20, 2013, Henan Anhou’s registered capital was increased to RMB 50 million and its name was changed to Law Anhou Insurance Agency Co., Ltd.

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

The corporate structure after the acquisition is:

On January 17, 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30. This transition period report is for the six-month period of July 1, 2013 through December 31, 2013.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. As China United acquired AHFL and its Taiwan subsidiaries on August 24, 2012, for accounting convenience, its operating results from September 1, 2012 and balance sheet as of December 31 and June 30, 2013 are included in the consolidate financial statements. As Henan Anhou acquired 100% of Sichuan Kangzhuang on September 6, 2010, for accounting convenience, its operating results from September 1, 2010 are included in the consolidated financial statements. As Henan Anhou acquired 100% of Jiangsu Law on September 30, 2010, the operating results of Jiangsu Law from October 1, 2010 are included in the consolidated financial statements. All significant intercompany transactions and balances were eliminated in consolidation.

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

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2013, June 30, 2013 and 2012.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the six months ended December 31, 2013 or 2012.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 10). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the six months ended December 31, 2013 and for the fiscal years ended June 30, 2013, 2012 and 2011, policy cancellations were $22,553, $12,809, nil and nil, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2013, and June 30 2013 and 2012, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit.

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

Before acquired AHFL and its Taiwan subsidiaries on August 24, 2012, the company has two principle insurance companies for which it acts as insurance agent. After acquired AHFL and its Taiwan subsidiaries, the Company has two principal insurance companies, Fubong Life Insurance Co., Ltd. (“Fubong”) and Far Glory Life Insurance (“Far Glory”), for which it acts as an insurance agent. For the six months ended December 31, 2013 and for the years ended June 30, 2013, 2012 and 2011, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six months ended December 31,2013		Year ended June 30,2013		Year ended June 30,2012			Year ended June 30,2011
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount		% of Total Revenue	Amount		% of Total Revenue
Fubong	$4,894,133	21%	$9,245,419	24%	$			$
Far Glory	6,590,776	28%	12,118,121	32%
Taiping						751,126	24%		1,265,630	46%
Sunshine						830,954	26%		623,026	23%

As of December 31, 2013, and June 30, 2013 and 2012, the Company’s accounts receivable from these companies were:

	31-Dec-13		30-Jun-13		30-Jun-12
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount		% of Total Accounts Receivable
Fubong	$1,390,208	19%	$673,710	16%	$
Far Glory	1,967,886	27%	1,501,865	36%
Taiping						21,618	12%
Sunshine						73,812	40%

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting,” for its segment reporting.  For the six months ended December 31, 2013 and 2012, the Company managed and reviewed its business as a single operating segment providing insurance brokerage and agency services across the PRC and Taiwan (combined referred as “Greater China”). All revenues are derived from Greater China and all long-lived assets are in Greater China.

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

On January 17, 2011, CU WFOE and Henan Anhou and its shareholders entered into VIE Agreements which included:

•	Exclusive Business Cooperation Agreement (“EBCA” or the “Agreement”) through which: (1) CU WFOE has the right to provide Henan Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Henan Anhou agrees to accept all the consultations and services provided by CU WFOE. Henan Anhou further agrees that unless with CU WFOE's prior written consent, during the term of this Agreement, Henan Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Henan Anhou shall pay CU WFOE fees equal to 90% of the net income of Henan Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

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

53

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

NOTE 3 – CASH AND EQUIVALENTS

As of December 31, 2013, and June 30, 2013 and 2012, our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$29,453	$1,757	$31,210
Funds	2,531,317	1,158	2,532,475
	$2,560,770	$2,915	$2,563,685

	June 30, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$25,363	$1,605	$26,968
	$26,363	$1,605	$26,968

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013	June 30, 2013	June 30,2012
Prepaid rent	$121,361	$86,697	$
Refundable business tax	177,615	246,854
Investment in current deposit	1,630,789	-		-
Deposit for rent				34,370
Other	399,912	101,492		14,270
Total other current assets	$2,329,677	$435,043		$48,640

Refundable business tax, similar to VAT in mainland China, represents business tax prepaid by Law Broker and Risk Management, expected to be refunded by Taiwan tax bureau. Investment in current deposit is a one-year investment product that Henan Anhou purchased in November 2013. Other mainly represents advances to staff and other miscellaneous receivables.

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of December 31, 2013 and June 30, 2013 and 2012:

	December 31,2013	June 30,2013	June 30,2012
Office Equipment	$1,204,386	$366,455	$103,622
Office Furniture	111,699	1,652,675	57,018
Leasehold improvements	469,102	709,228
Transportation equipment	89,598	16,185	99,467
Other equipment	51,421	169,196	200,887
Total	1,926,206	2,913,139	460,994
Less: accumulated depreciation	-885,017	-1,954,051	-346,049
Total property, plant and equipment, net	$1,041,189	959,688	$114,945

NOTE 7 – INTANGIBLE ASSETS

As of December 31, 2013 and June 30, 2013 and 2012, the Company’s intangible assets consisted the following:

	December 31, 2013	June 30, 2013	June 30, 2012
Software	$402,096	$382,250	$0
Less accumulated amortization	(93,829)	(180,135)	0
Total other current assets	$308,267	$202,115	$0

Estimated future intangible amortization as of December 31, 2013 is as follows:

Years ending December 31,	Amount
2014	$104,240
2015	102,937
2016	61,775
2017	6,645
2018	6,645
Thereafter	26,025
Total	$308,267

NOTE 8 – LONG-TERM INVESTMENT

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($99,920) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	696	102,295
	$101,599	$696	$102,295

	June 30, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	$105,620	$(2,201)	$103,419
	$105,620	$(2,201)	$103,419

NOTE 9–OTHER ASSETS

Intangible asset is the software

The Company’s other assets consisted of the following, as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013	June 30, 2013	June 30, 2012
Restricted cash	$163,559	$87,606	$79,053
Rental deposits	405,935	432,272	34,164
Other	17,809	-
Total other assets	$587,303	$519,878	$113,217

Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Deposits include long-term leasing deposits.

NOTE 10 – GOODWILL

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

Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250.

NOTE 11 – RECENT ACQUISITION

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

NOTE 12 – TAXES PAYABLE

The Company’s taxes payable consisted of the following, as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013	June 30, 2013	June 30,2012
PRC Tax	$152,105	$146,610	$405,723
Taiwan Tax	346,336	747,103
Total tax payable	$498,441	$893,713	$405,723

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and affiliates in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 13 – UNEARNED REVENUE

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuance to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NT$250,000,000, including the tax of NT$11,904,762) to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. As of December 31, 2013, the Company booked $1,586,038 as short-term liability since we expect to record this amount as revenue within the next twelve months. The remaining balance of $6,344,152 is recorded as long-term liability (Note 15). For the six months ended December 31, 2013 no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 14 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013	June 30,2013	June 30,2012

Commissions payable to sub agents	$4,972,338	$2,441,741	$
Salary payable to administrative staff	76,600	221,851		16,604
Due to previous shareholders of Sichuan Kangzhuang and Jiangsu Law	84,238	83,836		81,899
Due to previous shareholders of AHFL		750,910
Withholding employee personal tax	326,652
Accrued expenses	3,053,140	1,156,064
Other	119,337	438,424		188,406
Total other current liabilities	$8,632,305	$5,092,826		$286,909

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

NOTE 15 – LONG-TERM LLIABILITIES

Long-term liabilities are as follows, as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013	June 30,2013		June 30,2012

Long-term other payable	$750,910	$		$
Unearned revenue	6,344,152		-		-
Total other current liabilities	$7,095,062		$-		$-

Long-term other payable is the result of the Company’s acquisition of AHFL as described in Note 1, it’s the cash payment to be made to the selling shareholders of AHFL. On Mar 14, 2013, the payment deadline was extended to March 31, 2015. As described in Note 13, the Company recorded $7,930,190 (NT$238,095,238, net of tax) received from AIATW as unearned revenue, of which, $6,344,152 is classified as a long-term liability.

NOTE 16 – EQUITY

Reserves

According to Taiwan accounting rules and corporation regulations, the company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve plus common shares hits registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital.

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

NOTE 17– INCOME TAX

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

The balance of income tax payable as of December 31, 2013 mainly is the income tax accrued for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended December 31, 2013 and June 30, 2013 and 2012:

	December 31,2013	June 30,2013	June 30,2012
US statutory rate	34%	34%	-34%
Tax rate difference	(2)%	(9)%	(9)%
Tax basis difference			3
Un-deductible and non-taxable items	(3)%	2%	(33)%
Write-off residual value of fixed assets	(31)%	-%	-%
Impairment of goodwill	(13)%	-%	-%
Gain on bargain purchase of subsidiary	-%	(19)%	%
Tax per financial statements	-15%	8%	-73%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 18 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2013 and June 30, 2013 and 2012:

	December 31, 2013	June 30, 2013	June 30, 2012
Due to Mr. Mao (Principal Shareholder of the Company)	$117,471	$71,487	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	-	1,099,331	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,265	-	2,189
Due to Mrs. Lee (Director of CUIS)	35,062	566,478
Total	$154,798	$1,737,296	$445,332

NOTE 19 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the six months ended December 31, 2013 and for the years ended 2013, 2012 and 2011 were $754,029, $1,410,945, $889,080 and $183,469, respectively. At December 31, 2013, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended December 31, 2014	$1,471,874
Twelve months ended December 31, 2015	734,141
Twelve months ended December 31, 2016	291,812
Thereafter	51,517
Total	$2,549,344

NOTE 20 – FINANCIAL RISK MANAGEMENT AND FAIR VALUES

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

NOTE 21 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the six months ended December 31, 2013 and for the years ended 2013, 2012 and 2011 were as follows:

Geographical Areas	Six months ended December 31,2013	Year ended June 30,2013	Year ended June 30,2012
PRC	$1,488,110	$2,775,431	$3,153,776
Taiwan	22,201,000	35,066,815
	$23,689,110	$37,842,246	$3,153,776

NOTE 22 – LOAN TO SHAREHOLDERS

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

On June 9, 2013, AHFL entered into a Loan Agreement with ZLI Holdings, whereby AHFL agreed to provide a loan to ZLI Holdings of RMB40 million ($6,522,944). The term for such loan is 10 years which may be extended upon the agreement of the parties. The loan was remitted to ZLI Holdings on August 30, 2013. In August 2013, ZLI Holdings entered into three loan agreements (“Investor Loan Agreements”) with the following independent third parties, collectively, the Investor Borrowers:

1.	Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong (RMB29,500,000 ($4,817,896)
2.	Mr. Chen Li, PRC citizen (RMB3,000,000 ($489,949)
3.	Ms. Yue Jing, PRC citizen (RMB7,500,000 ($1,224,871)

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of December 31, 2013, the loan was offset against equity.

On October 20, 2013, the investor borrowers increased Henan Anhou’s registered capital by RMB 40 million ($6,522,944).

NOTE 23 – PRO FORMA CONSOLIDATED BALANCE SHEET AND CONSOLIDATED STATEMENTS OF OPERATIONS

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

June 30, 2012

ASSETS
Current assets
Cash and equivalents	$14,098,426
Accounts receivable, net	3,214,992
Other current assets	1,722,897
Total current assets	19,036,315

Property, plant and equipment, net	830,551
Restricted cash and deposits	889,345
Goodwill	118,855
TOTAL ASSETS	$20,875,066

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$775,528
Other current liabilities	7,270,541
Due to related parties	445,332
TOTAL CURRENT LIABILITIES	8,491,401

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, none issued and outstanding	-
Common stock, par value $0.00001, 100,000,000 authorized, 20,100,503 issued and outstanding	200
Additional paid-in capital	2,824,693
Accumulated other comprehensive loss	(55,250)
Non-controlling interest	4,240,471
Accumulated deficit	5,373,551

TOTAL STOCKHOLDERS’ EQUITY	12,383,665
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$20,875,066

The pro forma consolidated statements of operations of the Company as if the Acquisition Agreement were signed on July 1, 2012 is presented below:

Year Ended June 30
2012

Revenues	$40,966,268
Cost of revenue	28,485,783

Gross profit	12,480,485

Operating expenses:
Selling expenses	1,046,457
General and administrative	8,056,531

Income from operations	3,377,497

Other income / (expenses)
Interest income	8,399
Gain on acquisition of subsidiary	5,442,523
Other - net	477,523
5,928,445

Income before income taxes	9,305,942

Income tax expense	578,067

Net income	8,727,875

Note 24 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

NOTE 14 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2013 and 2012:

	2013	2012
Due to Mr. Mao (Principal Shareholder of the Company)	$71,487	$1,871
Due to Ms. Zhu (Shareholder of Henan Anhou)	1,099,331	441,272
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	-	2,189
Due to Mrs. Lee (Director of CUIS)	566,478	-
Total	$1,737,296	$445,332

During the year ended June 30, 2013, Mr. Mao paid $69,616 on behalf of the Company, for professional services related to the acquisition of AHFL, Ms. Zhu paid $658,059 for working capital, and Mrs. Lee paid $566,478 for expenses related to financial reporting. During the year ended June 30, 2012, Mr. Mao, Ms. Zhu and Mr. Zhu paid $1,871, $441,272 and $2,189, respectively, for working capital. All amounts are interest-free, unsecured and payable on demand.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  The internal controls for the Company are provided by executive management's review and approval of all transactions.  Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth, as of April 14, 2014, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Mao Yi Hsiao	55	Director
Li Fu Chang	58	Director
Li Chwan Hau	53	Director
Chen Kuei Chiao	48	Director
Lee Shu Fen	53	Director
Lo Chung Mei	57	Chief Executive Officer
Chuang Yung Chi	42	Chief Financial Officer
Hsieh Tung Chi	39	Chief Operating Officer
Hsu Wen Yuan	44	Chief Marketing Officer
Chiang Te Yun	36	Chief Technology Officer

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

Li Fu Chang, Director

Mr. Li has served as a director of the Company since January 2011. Mr. Li has 30 years of insurance industry experience, including 17 years in the insurance agency industry. From 1980 to 1992, he worked as a manager for Guohua Life Insurance Co., Ltd. From 1992 to 1993 Mr. Li worked as General Manager for Gongxin insurance brokers Co., Ltd. or KHIB. Mr. Li served as a president to Time Insurance Brokers Co., Ltd. from1993 to 2003. Mr. Li served as a consultant to the Company’s affiliated entity Anhou from October 2003 to October 2009 and as the Chairman of Anhou from October 2009 to May 2012. Mr. Li received a Bachelor degree in Mass Communication from Fu Jen Catholic University. He is one of the primary insurance brokers in Taiwan. Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

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

Lee Shu Fen, Director

Ms. Lee has served as the Law Broker’s Chief Executive Officer since 1987. Ms. Lee worked in Nan Shan Life Insurance Company, Ltd. from September 1983 to September 1987. Ms. Lee serves as the Chairman of the Law Insurance Broker Co., Ltd. from February 2013 to the present. Ms. Lee also serves as the general manager of Law Enterprise Co., Ltd. from February 2013 to the present. Ms. Lee has 30 years of insurance industry experience. Ms. Lee graduated from the National Taiwan Ocean University in Taiwan in the year of 1983, where she received a bachelor's degree of Department of Aquaculture.

Lo Chung Mei, Chief Executive Officer

Mr. Lo has served as the Company’s Chief Executive Officer since January 2011. Mr. Lo has served as the General Manager of the Company’s Consolidated Affiliated Entity Anhou from October 2003 to the present. Mr. Lo has 24 years of insurance industry experience, including 13 years working as a manager at Cathay Life Insurance Co., Ltd., from 1983 to1996, 4 years working as a insurance consultant at Guangzhou Life Insurance Co., Ltd., China Life Insurance Co., Ltd. from 1996 to 1997, TaiKang Life insurance Co., Ltd. from 1997 to 2001, and 3 years working as a vice general manager at TaiKang Life Insurance Co., Ltd. from 2001 to 2003. Mr. Lo graduated from the Oxford College in Taiwan in the year of 1978, where he received an Associate degree of Department of Accounting.

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

Family relationships

Ms. Lee Shu Fen, a director of the Company designated by the preferred shareholders of the Company, is the spouse of Mr. Mao Yi Hsiao who also is a director of the Company. Other than as described above, there are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers is directors or executive officers of any company that files reports with the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our principal executive officer during each of our fiscal years ended December 31, 2013 and 2012, and the Transition Period. No executive officer’s total annual compensation exceeds $100,000.

 SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Lo Chung Mei	2012	20,886	-	-	-	-	-	-	20,886
Chief Executive Officer	2013	26,219	-	-	-	-	-	-	26,219
	Transition Period	14,469

In the Fiscal years ended June 30, 2013 and 2012 and the Transition Period, Mr. Lo Chung Mei also served as the general manager of Anhou and received all of his compensation from Anhou. The above table identifies all compensation received by the named officer directly or indirectly from the Company, its subsidiaries, and its Consolidated Affiliated Entities.

Outstanding Equity Awards At Fiscal Year End

None.

Director Compensation

Our directors do not currently receive compensation for their service as directors of the Company, and have not received compensation in the last two fiscal years. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2013 and during the Transition Period.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)		All Other Compensation ($)(1)(2)	Total ($)
Mao Yi Hsiao	0	-	-	-
Li Fu Chang	0	-	7,717
Li Chwan Hau	0	-	-	-
Chen Kuei Chiao Lee Shu Fen		-	643,087	-

(1) The compensation paid to Li Fu Chang due to he has worked as a consultant of Henan Anhou during the Transition Period. (2) The compensation paid to Lee Shu Fen due to she has worked as president of Law Broker during the Transition Period.

Employment Agreements

Pursuant to an employment agreement between Anhou and Lo Chung Mei, dated January 1, 2011 (the “Lo Agreement”), Lo Chung Mei earns a salary of RMB9,000 ($1,410) per month to serve as General Manager of Anhou. The Lo Agreement terminated on December 31, 2012. On January 1, 2013, the Lo Agreement was renewed and the term was extended to December 31, 2013, on January 1, 2014, the Lo Agreement was renewed again and the term was extended to December 31, 2014, pursuant to which, Lo Chung Mei earns a salary of RMB15,000 (approximately $2,391) per month. The renewed Lo Agreement also provides for reimbursement of two trips by Mr. Lo to Taiwan per year. Mr. Lo is subject to a non-compete which prohibits him from competing with Anhou during the term of the Lo Agreement and for two years following the termination of his employment with Anhou. If Mr. Lo violates the non-compete provisions of the Lo Agreement, he is subject to a penalty fee of RMB50,000 ($8,170). Either party may terminate the Lo Agreement prior to the expiration date of the agreement if such party (i) provides the non-terminating party 30 days notice and (ii) pays the non-terminating party RMB50,000 ($8,170). In addition, Mr. Lo and Anhou may terminate the contract for enumerated reasons listed in the Lo Agreement without payment of the termination fee.

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

Pursuant to an employment agreement between Law Broker and Chao Hui-Hsien, dated January 7, 2013 (the “Chao Agreement”), Chao Hui-Hsien serves as General Manager of Law Broker. The term of Chao Agreement is from January 7, 2013 to January 6, 2015. Ms. Chao is entitled to the payment of (1) the remuneration, calculated as progressive percentage on commissions achieved and subject to certain terms and conditions therein, including the satisfaction of the annual sales targets and the threshold 13-month and 25-month persistency ratio, and (2) the bonus, 1.2% of the annual Law Broker's net income. The remuneration is paid each year and the bonus should be subject to Law Broker’s notice. Ms. Chao is subject to a non-compete which prohibits her from competing with Law Broker during the term of the Chao Agreement within the territories of ROC and the PRC. Chao Agreement shall be terminated upon the expiration. In addition, Ms. Chao and Law Broker may terminate the contract for enumerated reasons listed in the Chao Agreement.

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

Applicable percentage ownership is based on 29,100,503 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at April 14, 2014. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Shares	Beneficially	Owned Preferred	% Total
	Common		Stock	Series A	Stock	Voting Power
Name	Shares		%	Shares	%	(1)
Executive Officers and Directors
Mao Yi Hsiao	4,540,234	(2)	15.6	1,000,000	100	37.2
Lee Shu Fen	4,540,234	(2)	15.6	1,000,000	100	37.2
Li Fu Chang	800,000		2.7	-	-	2.0
Li Chwan Hau	1,000,000		3.4	-	-	2.6
Lo Chung Mei	600,000	(3)	2.1	-	-	1.5
All executive officers and directors as a group (5 persons)	6,940,234		23.8	1,000,000	100	43.3
Other 5% Beneficial Owners
Able Capital Holdings Co., Ltd.	1,648,700		5.67	-	-	4.2

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

(3) Includes 400,000 shares of common stock held by Liu Shu Ching, Mr. Lo Chung Mei’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Loans

The related parties below loaned money to the Company for working capital. As of the dates below, the following amounts were due to the related parties.

	June 30,	June 30,	December 31,	April 14,
	2012	2013	2013	2014
Due to Mr. Mao (Shareholder of China United)	$1,871	$71,487	$117,471	$117,471
Due to Ms. Zhu (Shareholder of Henan Anhou)	441,272	1,099,331	-	-
Due to Mr. Zhu (Legal representative of Jiangsu Law)	2,139	-	2,265	2,265
Due to Mrs. Lee (Director of China United)	-	566,478	35,062	35,062
Total	$445,332	1,737,296	$154,798	$154,798

The amounts are interest-free, unsecured and repayable on demand.

During the six months ended December 31, 2013, Mr. Mao paid $54,679 on behalf of the Company for the operating expense and registered capital of AHFL’s Taiwan branch.

During the six months ended December 31, 2013, the company repaid Mrs. Lee ShuFen $564,608 and Ms. Zhu ShuQin $1,104,230.

VIE Agreements

On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders entered into a series of agreements known as variable interest agreements (the “Old VIE Agreements”) pursuant to which CU WFOE has executed effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. The VIE Agreements now in effect included:

(1) An Exclusive Business Cooperation Agreement through which CU WFOE is appointed the exclusive services provider to provide Anhou with complete technical support, business support and related consulting services (as described in the agreement) in exchange for 90% of the net profits (as defined in the agreement) of Anhou. The agreement does not provide that CU WFOE is responsible for the debts of the Consolidated Affiliated Entities. The term of the Exclusive Business Cooperation Agreement began on January 17, 2011 and lasts ten years, unless earlier terminated as provide in the agreement. The term of the agreement may be extended at CU WFOE’s discretion prior to the expiration thereof. CU WFOE may terminate the agreement at any time with 30 days’ written notice but Anhou may only terminate the agreement if CU WFOE commits gross negligence or a fraudulent act against Anhou;

(2) a Power of Attorney under which the shareholders of Anhou have vested their collective voting control over Anhou to CU WFOE;

(3) an Option Agreement under which the shareholders of Anhou have granted to CU WFOE the irrevocable right and option to acquire all of their equity interests in Anhou, subject to applicable PRC laws and regulations. The term of the Option Agreement began on October 24, 2013 and lasts ten years, but may be renewed at CU WFOE’s election; and

(4) a Share Pledge Agreement under which the owners of Anhou have pledged all of their equity interests in Anhou to CU WFOE to guarantee Anhou’s performance of its obligations under the Exclusive Business Cooperation Agreement.

The foregoing description of the terms of the Exclusive Business Cooperation Agreement, the Power of Attorney, the Option Agreement and the Share Pledge Agreement is qualified in its entirety by reference to the provisions of the agreements filed as Exhibits 10.2 and 10.55-10.57 to this report which are incorporated by reference herein.

Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Anhou are Hu Changrong (20%), Wang Yanyan (20%), Chen Zhaohui (20%), Yue Jing (15%), Hou Weizhe (10%), Zhang Yong (9%) and Chen Li (6%).All of these shareholders are PRC citizens and none of them holds any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Anhou and only leaves Anhou shareholders nominal value therein. Please refer to the chart below for detailed information on any of the Company’s shareholders being a director or officer of the Company, the Company’s subsidiaries or our Consolidated Affiliated Entities.

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in CU Hong Kong	Position in CU WFOE	Position in Anhou	Position in Jiangsu Law

Mao Yi Hsiao	Director	Director	Director		Director	Director	General Manager and Chairman	General Manager and Chairman		Supervisor
Li Chwan Hau	Director

Li Fu Chang	Director

Chen Kuei Chiao	Director

Lo Chung Mei	Chief Executive Officer								General Manager

Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer									Division Chief of Management
Chiang Te Yun	Chief Technology Officer									Manager

Chao Hui Hsien			Director	General Manager	Director					Vice-General Manager

Lee Shu Fen	Director		General Manager	Director

Tu Wen Ti				Senior Assistant General Manager

Shen Wen Che Chao Hui Hsien			Director	Senior Assistant General Manager General Manager	Director

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

Under the Company Loan Agreement, AHFL agreed to provide a loan to the HK Company with the principal amount equal to the US Dollar equivalent of RMB 40,000,000 ($6,532,716). The term for such was ten (10) years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of the HK Company on August 30, 2013.

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

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou, namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou (the “Capital Increase Resolution”), pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, Hou Weizhe would invest RMB5 million ($816,589), accounting for 10%, Zhang Yong would invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

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

On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative and the sole director of Anhou.

On October 24, 2013, Anhou completed the share transfer registration with the local AIC. At the end of October 2013, Anhou completed its filing with Local CIRC with respect to its previously-conducted share transfer and capital increase.

As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect.

Insider Transactions Policies and Procedures

The Company does not currently have an insider transaction policy.

Director Independence

All of the Company’s directors except Mr. Mao and Ms. Lee are “independent directors” as defined by the NYSE Amex Stock Exchange.

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

Simon & Edward LLP (“Simon & Edward”) has served as our independent auditors for the transitional period from July 1, 2013 to December 31, 2013. During the transitional period, fees for services billed by Simon & Edward were as follows:

Transition Period
Audit fees(1)	$127,500
Audit-related fees	-
Tax fees(2)	-
All other fees	-
Total	$127,500

(1) Consists of fees billed for the audit of our transition financial statements, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2) “Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Simon & Edward for our consolidated financial statements as of December 31, 2013 and for the transitional period from July 1, 2013 to December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Transition Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit
Number	Description of Exhibit
2.1	Acquisition Agreement dated August 24, 2012 between the Company and the shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012)
2.2	Amendment to Acquisition Agreement, between the Company and the shareholders of Action Holdings Financial Limited, effective March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012)
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012)
10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011)
10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011)
10.3	Share Pledge Agreement, dated January 17, 2011 - Zhu Shuqin (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011)
10.4	Share Pledge Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011)
10.5	Share Pledge Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011)
10.6	Share Pledge Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011)
10.7	Power of Attorney, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011)
10.8	Power of Attorney, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011)
10.9	Power of Attorney, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011)
10.10	Power of Attorney, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011)
10.11	Exclusive Option Agreement, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011)
10.12	Exclusive Option Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011)
10.13	Exclusive Option Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011)
10.14	Exclusive Option Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011)
10.15	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Allianz China Life Insurance Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011)
10.16	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011)
10.17	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Li Dan, dated September 6, 2010 (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011)
10.18	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Yan Fang, dated September 6, 2010 (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011)
10.19	Jiangsu Law Share Transfer Agreement, between Anhou and Liu Jianxin, dated September 28, 2010 (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011)
10.20	Jiangsu Law Share Transfer Agreement, between Anhou and Zhu Xudong, dated September 28, 2010 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011)
10.21	Jiangsu Law Share Transfer Agreement, between Anhou and Zhu Xumin, dated September 28, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011)
10.22	Translation of Insurance Agency Contract with Taiping Life Insurance Co., Ltd,, dated November 5, 2003 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011)
10.23	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed with the SEC on November 14, 2011)
10.24	Translation of Employment Agreement with Lo Chung Mei, dated January 1, 2013 (Incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the SEC on September 30, 2013)
10.25	Translation of Employment Agreement with Chiang Te Yun, dated December 30, 2009 (incorporated by reference to Exhibit 10.25 to the Form S-1 filed with the SEC on May 13, 2011)
10.26	Translation of Employment Agreement with Hsu Wen Yuan, dated October 1, 2010 (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed with the SEC on October 28, 2011)

10.27	Translation of Employment Agreement with Tsai Shiu Fang, dated January 1, 2011 (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed with the SEC on October 28, 2011)
10.28	Translation of Employment Agreement with Hsieh Tung Chi, dated December 30, 2009 (incorporated by reference to Exhibit 10.28 to the Form S-1 filed with the SEC on May 13, 2011)
10.29	Translation of Tenancy Contract, Building 4K, dated January 10, 2011 (incorporated by reference to Exhibit 10.29 to the Form S-1 filed with the SEC on May 13, 2011)
10.30	Translation of Tenancy Contract, Building 4F, dated October 5, 2012 (incorporated by reference to Exhibit 10.30 to the Form S-1 filed with the SEC on May 13, 2011)
10.31	Translation of Creditors Right Subrogation Agreement (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011)
10.32	Translation of Debt Waiver Agreement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011)
10.33	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed with the SEC on November 14, 2011)
10.34	Translation of Insurance Agency Contract with Cathay Insurance Co., Ltd., dated November 30, 2011 (incorporated by reference to Exhibit 10.34 to the Form S-1/A filed with the SEC on December 2, 2011)
10.35	Translation of Insurance Agency Contract with Tianan Insurance Co., Ltd., dated July 1, 2011 (incorporated by reference to Exhibit 10.35 to the Form S-1/A filed with the SEC on December 2, 2011)
10.36	Translation of Employment Agreement with Chuang Yun Chi, dated July 2, 2012 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012)
10.37	Translation of Insurance Agency Contract between Law Broker and China Life Insurance Company dated January 1, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012)
10.38	Translation of Insurance Agency Contract between Law Broker and Farglory Life Insurance Co, Ltd. dated December 30, 2000 (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012)
10.39	Translation of Insurance Agency Contract between Law Broker and Fubon Life Insurance Co, Ltd. dated February 20, 2004 (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012)
10.40	Translation of Insurance Agency Contract between Law Broker and Kuo Hua Life Insurance Company dated July 22, 1993 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012)
10.41	Translation of Insurance Agency Contract between Law Broker and TransGlobe Life Insurance Company dated January 1, 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012)
10.42	Translation of Insurance Agency Contract between Law Broker and ACE Insurance Company dated September 1, 2009 (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012)
10.43	Translation of Insurance Agency Contract between Law Broker and Fubon Insurance Co, Ltd. dated December 1, 2006 (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012)
10.44	Translation of Insurance Agency Contract between Law Broker and Taian Insurance Co., Ltd. dated August 5, 2010 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012)
10.45	Translation of Insurance Agency Contract between Law Broker and Union Insurance Company dated April 1, 2008 (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012)
10.46	Translation of Insurance Agency Contract between Law Broker and Zurich Insurance Company dated October 1, 2005. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012)
10.47	Reclassification Agreement between the Company and Mao Yi Hsiao, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).
10.48	Strategic Alliance Agreement between Action Holdings Financial and AIA International Limited Taiwan Branch, dated June 10, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013)
10.49	Loan Agreement between Action Holdings Financial Limited and ZLI Holdings Limited, dated June 9, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013)
10.50	Loan Agreement between ZLI Holdings and Able Capital Holding Co., Ltd., dated August 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013)
10.51	Loan Agreement between ZLI Holdings and Chen Li, dated August 9, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013)

10.52	Loan Agreement between ZLI Holdings and Yue Jing, dated August 9, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013)
10.53	Translation of Tenancy Contract, between Pon-Chen Co., Ltd. and Law Insurance Broker Co., Ltd., dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on February 14, 2013).
10.54	Consulting Service Agreement between the Company and Li Fu-Chang, dated December 7, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 12, 2013).
10.55	Form of Share Pledge Agreement, dated October 24, 2013.
10.56	Form of Power of Attorney, dated October 24, 2013.
10.57	Form of Exclusive Option Agreement, dated October 24, 2013.
10.58	Translation Lease Agreement between Qing Tian and Law Anhou Insurance Agency Co., Ltd., dated January 17, 2014.
10.59	Translated Broker Agreement between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd.
10.60	Translated Employment Agreement between Law Anhou Insurance Agency Co., Ltd. and Lo Chung Mei, dated January 1, 2014.
10.61	Employment Agreement between Chao Hui-Hsien and Law Insurance Broker Co. Ltd., dated
10.62	Translation of Tenancy Renewal Contract, Building 4F, dated January 10, 2014
10.63	Translation of Tenancy Renewal Contract, Building 4K, dated January 10, 2014
21	Subsidiaries of the registrant (incorporated by reference to the Exhibit 21 to the Form 10-K filed with the SEC on September 28, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

China United Insurance Service, Inc.

	By:	/s/ Lo Chung Mei
Principal Executive Officer
Date: April 17, 2014

	By:	/s/ Chuang Yung Chi
Principal Accounting Officer

Date: April 17, 2014

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lo Chung Mei	Chief Executive Officer (Principal Executive Officer)	April 17, 2014
Lo Chung Mei

/s/ Chuang Yung Chi	Chief Financial Officer (Principal Accounting Officer)	April 17, 2014
Chuang Yung Chi

/s/ Mao Yi Hsiao	Director	April 17, 2014
Mao Yi Hsiao

/s/ Li Fu Chang	Director	April 17, 2014
Li Fu Chang

/s/ Li Chwan Hau	Director	April 17, 2014
Li Chwan Hau

/s/ Chen Kuei Chiao	Director	April 17, 2014
Chen Kuei Chiao

/s/ Lee Shu Fen	Director	April 17, 2014
Lee Shun Fen

