Form 10-Q
period 2014-03-31
China United Insurance Service, Inc.
filed 2014-05-15
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 6, 2014, there are 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

4

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(UNAUDITED)	(AUDITED)

ASSETS
Current assets
Cash and equivalents	$18,151,702	$18,070,093
Marketable securities	2,528,719	2,563,685
Accounts receivable, net	3,583,525	7,282,183
Other current assets	2,640,889	2,329,677
Total current assets	26,904,835	30,245,638

Property, plant and equipment, net	1,156,071	1,041,189
Intangible assets	283,785	308,267
Long-term Investment	100,846	102,295
Other assets	599,776	587,303
TOTAL ASSETS	$29,045,313	$32,284,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$727,064	$498,441
Unearned revenue	1,563,572	1,586,038
Other current liabilities	5,555,359	8,632,305
Due to related parties	154,203	154,798
TOTAL CURRENT LIABILITIES	8,000,198	10,871,582

Long-term liabilities	6,254,287	7,095,062
TOTAL LIABILITIES	14,254,485	17,966,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding	291	291

Additional paid-in capital	4,674,593	4,674,593
Reserves	491,678	415,041
Accumulated other comprehensive loss	(172,898)	(75,888)
Retained earnings	3,777,144	3,598,383
Stockholder’s equity attribute to parent’s shareholders	8,770,818	8,612,430
Noncontrolling interest	6,020,010	5,705,618
TOTAL STOCKHOLDERS’ EQUITY	14,790,828	14,318,048
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$29,045,313	$32,284,692

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Revenues	$8,861,723	$11,945,506
Cost of revenue	5,368,225	7,780,332

Gross profit	3,493,498	4,165,174

Operating expenses:
Selling	302,989	271,030
General and administrative	2,413,245	2,592,790
Total operating expenses	2,716,234	2,863,820

Income (loss) from operations	777,264	1,301,354

Other income (expenses):
Interest income	43,584	25,186
Other - net	72,944	142,093
Total other income (expenses)	116,528	167,279

Income before income taxes	893,792	1,468,633
Income tax expense	243,600	302,594

Net income	650,192	1,166,039
Net income attributable to the noncontrolling interests	(394,794)	(474,234)
Net income attributable to parent's shareholders	255,398	691,805

Other comprehensive items
Foreign currency translation gain (loss)	(97,010)	(24,258)
Other comprehensive income(loss)	-	-
Attributable to parent's shareholders	(97,010)	(24,258)
Other comprehensive items attributable to noncontrolling interest	80,402	40,797

Comprehensive income attributable to parent's shareholders	$158,388	$667,547

Comprehensive income attributable to noncontrolling interest	$(314,392)	$(433,437)

Weighted average shares outstanding:
Basic and diluted	29,100,503	29,100,503

Income (loss) per share:
Basic and diluted	$0.01	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013

Cash flows from operating activities:
Net income	$650,192	$1,166,039
Adjustments to reconcile net income to net cash
Depreciation and amortization	91,720	38,435
Gain on valuatin of Financial assets	(1,354)	-
Loss on disposal of fixed assets	7,398	-
Changes in operating assets and liabilities:
Accounts receivable	3,715,345	1,710,772
Other current assets	(434,604)	(65,102)
Other assests	(19,846)	17,421
Tax payable	236,384	271,911
Accrued expenses and other payables	(3,727,915)	(2,834,665)
Net cash provided by operating activities	517,320	304,811

Cash flows from investing activities:
Purchase of property, plant and equipment	(208,235)	(16,431)
Net cash used in investing activities	(208,235)	(16,431)

Cash flows from financing activities:
Proceeds from related party borrowing	-	(581,754)
Net cash used in financing activities	-	(581,754)

Foreign currency translation	(227,476)	71,424
Net increase (decrease) in cash and cash equivalents	81,609	(221,950)

Cash and cash equivalents, beginning balance	18,070,093	10,691,767
Cash and cash equivalents, ending balance	$18,151,702	$10,469,817

Interest paid	$-	$-
Income tax paid	$6,489	$2,385

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

Law Anhou Insurance Agency Co., Ltd. (“Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd. or Henan Law Anhou Insurance Agency Co., Ltd.) was founded in Henan province of the PRC on October 9, 2003. Anhou provides insurance agency services in the PRC.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Wang Yanyan, Chen Zhaohui, Hou Weizhe and Zhang Yong, to invest in Anhou on its behalf. On September 26, 2013, the new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $ 8 million). On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu. On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd. .

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”) was founded on September 4, 2006 in the Sichuan province in the PRC and provides insurance agency services in the PRC.  On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB532,622 ($78,318). On September 6, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Sichuan Kangzhuang. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. However, Sichuan Kangzhuang suffered loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired.

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on September 19, 2005 in Jiangsu Province in the PRC. Jiangsu Law provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB518,000 ($75,475) and Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Jiangsu Law. On acquisition date, Jiangsu Law had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value (“FV”) of the identifiable assets and liabilities assumed exceeded the FV of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications and capital requirements of the investors, we operate our business primarily through our Consolidated Affiliated Entities (“CAE”) in PRC. On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders entered into a series of agreements known as variable interest agreements (the “Old VIE Agreements”) pursuant to which CU WFOE has executed effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. We do not hold equity interests in our CAE. However, through the VIE Agreements with these CAE and their respective shareholders, we effectively control, and are able to derive substantially all of the economic benefits from, these CAE, which allows us to consolidate the financial results of the CAE in our financial statements.

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

Mr. Mao has extensive experience in the insurance agency and brokerage industry and has acted as the chairman of the board of Law Broker. Under the leadership of Mr. Mao, Law Broker has grown into one of the top insurance brokerage firms in Taiwan, has sustained stable growth for the past decades and generated substantial shareholder value for its stockholders. The management of the Company wanted Mr. Mao to apply his years of experience in insurance industry into the Company’s expansion and to lead its growth. As a result the Company approached Mr. Mao to discuss the possibility of Mr. Mao to play more of a managerial role and commit more time on the strategy design and operation of the Company and its subsidiaries. To ensure the consistently implementation of strategies and policies of the Company, through mutual discussion and negotiations, both the Company and Mr. Mao (and subsequently a majority of the shareholders) agree to the reclassification, pursuant to which, 1,000,000 shares of Series A Convertible Preferred Stock (with 1 to 10 special voting power) were issued to Mr. Mao in replacement of the 1,000,000 shares of Common Stock previously held by Mr. Mao. In exchange for the reclassification, Mr. Mao agreed to be engaged by the Company as its Chief Executive Officer within 6 months after July 2, 2012 or according to a timetable otherwise agreed upon.

All 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 shares of common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. The preferred stock has no quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company.

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

Pursuant to the provisions of the Acquisition Agreement between the Company and the selling shareholders of AHFL and for all of the issued and outstanding shares of AHFL, the Company was to pay NT$15 million ($500,815) on or prior to March 31, 2013 and NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition the Company agreed to (i) issue 8,000,000 shares of common stock of the Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of the Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of the Company.

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

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are not in operation. We operate our Taiwan business primarily through Law Broker.

The corporate structure as of March 31, 2014 is as follows:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
Action Holdings Financial Limited (BVI Company)
65.95%
Law Enterprise Co., Ltd. (Taiwan Company)
100%
96%
100%
Law Insurance Broker Co., Ltd. (Taiwan Company)
Law Insurance Agent Co., Ltd. (Taiwan Company)
97.84%
Law Risk Management & Consultant Co., Ltd. (Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Yue Jing
Hu Changrong
20%
Contractual Control
15%
10%
HouWeizhe
Wang Yanyan
20%
9%
Law Anhou Insurance Agency Co., Ltd.
Zhang Yong
20%
6%
Chen Zhaohui
Chen Li
100%
100%
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

On January 17 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements of China United Insurance Services, Inc. and Subsidiaries. The accompanying unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s transition report on Form 10-KT for the six-month ended December 31, 2013.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United, its subsidiaries and CAE as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).   The functional currency for our subsidiaries in Taiwan is New Taiwan Dollar (“NT$”) and for the VIEs in China is Renminbi (“RMB”).

Noncontrolling Interest

Noncontrolling interest consists of direct and indirect equity interest in AHFL and its subsidiaries arising from the acquisition of AHFL by CUIS.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation” which governs the accounting for and reporting of noncontrolling interests (“NCIs”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

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

Marketable Securities

The Company invests part of its excess cash in equity securities, money market funds and government bonds. Such investments are included in “Marketable securities” in the accompanying consolidated balance sheets. Held-to-maturity represents securities the Company has intends and has the ability to hold to maturity; trading securities represent securities bought and held primarily for sale in the near-term to generate income on short-term price differences; available-for-sale represents securities not classified as held-to-maturity or trading securities.

The Company classifies the equity security investments as trading securities and reports them at FV with changes in FV recorded in “Other Income” in the statements of operations and other comprehensive income (loss). The Company classifies bonds as available-for-sale and reports them at FV with unrealized gains and losses included in “Accumulated other comprehensive income (loss)” on the equity section of the balance sheets.

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each reporting period end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2013 and March 31, 2014.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost.  Gain or loss on disposal of property, plant and equipment is recorded in other income at disposal. Expenditures for betterments, renewals and additions are capitalized. Repairs and maintenance expenses are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over a useful life of three to ten years with salvage value of 10% to 25%. Property, plant and equipment mainly consist of office furniture, computers, vehicles and leasehold improvements.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment of long-lived assets was recognized for the three months ended March 31, 2014 and 2013.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang (Note 10). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250 as of December 31, 2013.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and CAEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the three months ended March 31, 2014 and 2013, policy cancellations were $0 and $4,470, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2013and March 31, 2014, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000, which has been accrued in the three months ended December 31, 2013.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of March 31, 2014, which was classified as equity.

Section 480-10-25 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Section 480-10-05-2 classifies all of the following as examples of an obligation:

a. An entity incurs a conditional obligation to transfer assets by issuing (writing) a put option that would, if exercised, require the entity to repurchase its equity shares by physical settlement. (Further, an instrument that requires the issuer to settle its obligation by issuing another instrument (for example, a note payable in cash] ultimately requires settlement by a transfer of assets.)

b. An entity incurs a conditional obligation to transfer assets by issuing a similar contract that requires or could require net cash settlement.

c. An entity incurs a conditional obligation to issue its equity shares by issuing a similar contract that requires net share settlement.

The Series A Preferred Stock does not fall into any of the above categories as an obligation. The preferred stock is convertible in to a fixed number of common shares (one for one). Therefore, the preferred stock has been classified as equity.

The preferred stock has no quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of December 31, 2013 and March 31, 2014, substantially all of the Company’s cash and equivalents were held by major financial institutions in Taiwan, which management believes are of high credit quality. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

After acquired AHFL and its Taiwan subsidiaries, the Company has several principal insurance companies in Taiwan, for which it acts as an insurance agent. For the three months ended March 31, 2014 and 2013, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended March 31,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$1,881,234	21%	$3,676,194	31%
TransGlobe Life Insurance Inc.	1,520,384	17%	1,517,408	13%
Fubon Life Insurance Co.,Ltd.	1,438,396	16%	2,578,745	22%
AIA International Ltd.,Taiwan	1,097,368	12%	12,937	0.1%

As of March 31, 2014 and December 31, 2013, the Company’s accounts receivable from these companies were:

	March 31, 2014		March 31, 2013
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$794,554	22%	$1,558,667	36%
TransGlobe Life Insurance Inc.	634,391	18%	627,367	14%
Fubon Life Insurance Co.,Ltd.	420,038	12%	1,497,710	34%
AIA International Ltd.,Taiwan	436,420	12%	2,801	0.1%

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. For the three months ended March 31, 2014 and 2013, the Company managed and reviewed its business as two operating segments. The business of CU WOFE and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment.

ASC-280-10-50-12 states, a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds:

a. Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments.

b. The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either:

1. The combined reported profit of all operating segments that did not report a loss

2. The combined reported loss of all operating segments that did report a loss.

c. Its assets are 10 percent or more of the combined assets of all operating segments.

The PRC segment does not meet any of the above quantitative thresholds and Taiwan segment is substantially all of the reported consolidated amounts. Therefore, we are not reporting these two segments separately. Note 20 disclose revenues from the two segments.

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

Due to the PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, the Company operates its insurance agency and brokerage business in PRC primarily through Anhou, a VIE owned by seven individual shareholders, and two subsidiaries of Anhou.

On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders (as defined in Note1) entered into the Old VIE Agreements (as defined in Note1) which included:

☐	Exclusive Business Cooperation Agreement (“EBCA” or the “Agreement”) through which: (1) CU WFOE has the right to provide Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Anhou agrees to accept all the consultations and services provided by CU WFOE. Anhou further agrees that unless with CU WFOE's prior written consent, during the term of this Agreement, Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Anhou shall pay CU WFOE fees equal to 90% of the net income of Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

The term of this Agreement is 10 years. Subsequent to the execution of this Agreement, both CU WFOE and Anhou shall review this Agreement on an annual basis to determine whether to amend or supplement the provisions. The term of this Agreement may be extended if confirmed in writing by CU WFOE prior to the expiration thereof. The extended term shall be determined by CU WFOE, and Anhou shall accept such extended term unconditionally.

During the term of this Agreement, unless CU WFOE commits gross negligence, or a fraudulent act, against Anhou, Anhou may not terminate this Agreement. Nevertheless, CU WFOE shall have the right to terminate this Agreement upon giving 30 days prior written notice to Anhou at any time.

☐	Power of Attorney under which each shareholder of Anhou executed an irrevocable power of attorney to authorize CU WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Anhou, including without limitation to: (1) attend shareholders' meetings of Anhou; (2) exercise all the shareholder's rights and shareholder's voting rights that he/she is entitled to under the laws of the PRC and Anhou's Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Anhou.

☐	Option Agreement under which the shareholders of Anhou irrevocably granted CU WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Anhou’s equity interest held by each shareholder of Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Anhou shall be the lower of (i) RMB1 ($0.16) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when CU WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of the PRC. The term of this Agreement is 10 years, and may be renewed at CU WFOE's election.

☐	Share Pledge Agreement under which the owners of Anhou pledged their equity interests in Anhou to CU WFOE to guarantee Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, CU WFOE shall have the right, but not the obligation, to dispose of the owners of Anhou’s equity interests in Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Anhou or its subsidiaries.

As a result of the capital increase and the share transfer described in Note1, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders (as defined in Note1) entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The EBCA executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect.

As a result of the agreements among CU WFOE, the shareholders of Anhou and Anhou, CU WFOE is considered the primary beneficiary of Anhou, CU WFOE has effective control over Anhou; therefore, CU WFOE consolidates the results of operations of Anhou and its subsidiaries. Accordingly the results of operations, assets and liabilities of Anhou and its subsidiaries are consolidated in the Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

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

The Company reviews the VIE’s status on an annual basis. For the three months ended March 31, 2014 and 2013, no event including a-d above took place that would change the Company’s primary beneficiary status.

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

NOTE 3 – CASH AND EQUIVALENTS

As of March 31, 2014 and December 31, 2013, our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	March 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,934	$(458)	$28,476
Funds	2,498,965	1,278	2,500,243
	$2,527,899	$820	$2,528,719

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$29,453	$1,757	$31,210
Funds	2,531,317	1,158	2,532,475
	$2,560,770	$2,915	$2,563,685

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Prepaid rent	$193,980	$121,361
Refundable business tax	175,139	177,615
Investment in current deposit	1,622,218	1,630,789
Other	649,552	399,912
Total other current assets	$2,640,889	$2,329,677

Refundable business tax in Taiwan, similar to VAT in mainland China, represents business tax prepaid by Risk Management that expected to be refunded by Taiwan tax bureau. Investment in current deposit is a one-year investment product that Anhou purchased in November 2013. Other mainly represents advances to staff and other miscellaneous receivables.

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31,2013

Office Equipment	$1,262,448	$1,204,386
Office Furniture	110,560	111,699
Leasehold improvements	553,965	469,102
Transportation equipment	88,865	89,598
Other equipment	71,201	51,421
Total	2,087,039	1,926,206
Less: accumulated depreciation	(930,968)	(885,017)
Total property, plant and equipment, net	$1,156,071	$1,041,189

NOTE 7 – INTANGIBLE ASSETS

As of March 31, 2014 and December 31, 2013, the Company’s intangible assets consisted the following:

	March 31, 2014	December 31, 2013
Software	$396,400	402,096
Less accumulated amortization	(112,615)	(93,829)
Total other current assets	$283,785	308,267

Estimated future intangible amortization as of March 31, is as follows:

Years ending March 31,	Amount
2015	$102,590
2016	100,984
2017	42,942
2018	6,551
2019	6,551
Thereafter	24,167
Total	$283,785

NOTE 8 – LONG-TERM INVESTMENT

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($99,920) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	March 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	(753)	100,846
	$101,599	$(753)	$100,846

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	696	102,295
	$101,599	$696	$102,295

NOTE 9–OTHER ASSETS

The Company’s other assets consisted of the following, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Restricted cash	$162,222	$163,559
Rental deposits	424,676	405,935
Other	12,878	17,809
Total other assets	$599,776	$587,303

Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Deposits include long-term leasing deposits.

NOTE 10 – GOODWILL

On September 6, 2010, Anhou paid RMB532,622 ($78,318) to acquire 100% of Sichuan Kangzhuang from its previous shareholders. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. Goodwill in the balance sheet differs from the acquisition date amount due to changes in exchange rates. No intangible assets were identified in the acquisition date. At the date of acquisition, Sichuan Kangzhuang had no unfulfilled customer contract or software. Sichuan Kangzhuang’s business process and accounting system are not unique and the management planned to use unified operating platform after the acquisition. Sichuan Kangzhuang’s business is mainly with retailing customers, and the management considered there is no customer relationship or customer list that will probably create future business opportunities for the Company.

Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250 as of December 31, 2013.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
PRC Tax	$146,668	$152,105
Taiwan Tax	580,396	346,336
Total tax payable	$727,064	$498,441

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAEs in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – UNEARNED REVENUE

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuance to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NT$250,000,000, including the tax of NT$11,904,762) to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. As of December 31, 2013, the Company booked $1,586,038 as short-term liability since we expect to record this amount as revenue within the next twelve months. The remaining balance of $6,344,152 is recorded as long-term liability (Note 14). As of March 31, 2014, the Company booked $1,563,572 as short-term liability since we expect to record this amount as revenue within the next twelve months. The remaining balance of $6,254,287 is recorded as long-term liability. For the three months ended March 31, 2014, no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Commissions payable to sub agents	$1,996,565	$4,972,338
Salary payable to administrative staff	293,936	76,600
Due to previous shareholders of Jiangsu Law	-	84,238
Due to previous shareholders of AHFL	750,910	-
Withholding employee personal tax	457,661	326,652
Accrued expenses	1,927,290	3,053,140
Other	128,997	119,337
Total other current liabilities	$5,555,359	$8,632,305

Commissions due to sub-agents and salaries payable to administrative staff are usually settled within 12 months. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost described in Note 1. As of Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost, and it was paid in February 2014. Withholding employee personal tax will be paid to local tax bureau within one month. Accrued expenses are mainly for operating expenses payable within the credit terms provided by suppliers. Other mainly represents short term payable for expenses such as training and travelling.

NOTE 14 – LONG-TERM LLIABILITIES

Long-term liabilities are as follows, as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013

Long-term other payable	$-	$750,910
Unearned revenue	6,254,287	6,344,152
Total other current liabilities	$6,254,287	$7,095,062

Long-term other payable is the result of the Company’s acquisition of AHFL as described in Note 1. It’s the cash payment to be made to the selling shareholders of AHFL. On March 14, 2013, the payment deadline was extended to March 31, 2015.

As described in Note 12, the Company recorded $7,930,190 (NT$238,095,238, net of tax) received from AIATW as unearned revenue. As of March 31, 2014, the Company booked $1,563,572 as short-term liability since we expected to record this amount as revenue within the next twelve months. The remaining balance of $6,254,287 was recorded as long-term liability. As of December 31, 2013, the Company booked $6,344,152 as long-term liability for the same reason.

NOTE 15 – EQUITY

Reserves

According to Taiwan accounting rules and corporation regulations, the company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve hits registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital.

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

NOTE 16– INCOME TAX

CU WFOE and the CAEs in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law is deemed as 10% of total revenue, instead of the income before income tax. The tax rate of Jiangsu Law is also 25%.

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2014 and 2013:

	March 31, 2014	March 31, 2013
US statutory rate	34%	34%
Tax rate difference	(23)%	(23)%
Un-deductible and non-taxable items	16%	10%
Tax per financial statements	27%	21%

Un-deductible and non-taxable items mainly represent un-deductible expenses and the non-taxable income according to the PRC tax laws and the Taiwan tax laws.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$116,894	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,246	2,265
Due to Mrs. Li (Director of CUIS)	35,063	35,062
Total	$154,203	$154,798

NOTE 18 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2014 and 2013 were $416,253 and $377,176 respectively. At March 31, 2014, total future minimum annual lease payments under operating leases were as follows, by year:

Twelve months ended March 31, 2015	$1,481,619
Twelve months ended March 31, 2016	900,418
Twelve months ended March 31, 2017	352,575
Thereafter	89,354
Total	$2,823,966

NOTE 19 – FINANCIAL RISK MANAGEMENT AND FAIR VALUES

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

The functional currency for the subsidiaries in Taiwan is NT$ and the functional currency for the subsidiaries and CAEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 20 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended March 31,
Geographical Areas	2014	2013
PRC	$715,197	$568,378
Taiwan	8,146,526	11,377,128
	$8,861,723	$11,945,506

NOTE 21 – LOAN TO SHAREHOLDERS

Anhou Registered Capital Increase

On April 27, 2013, China Insurance Regulatory Commission mandated any insurance agency have a minimum registered capital requirement of RMB50 million (approximately $ 8 million). At the time, Anhou, a professional insurance agency with a PRC nationwide license, had a registered capital of RMB10 million (approximately $1.6 million). To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million so that it can set up new branches in any province beyond its current operations in Mainland China.

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

On June 9, 2013, AHFL entered into a Loan Agreement with ZLI Holdings, whereby AHFL agreed to provide a loan to ZLI Holdings of RMB40 million ($6,522,944). The term for such loan is 10 years which may be extended upon the agreement of the parties. The loan was remitted to ZLI Holdings on August 30, 2013. In August 2013, ZLI Holdings entered into three loan agreements (“Investor Loan Agreements”) with the following independent third parties, collectively, the Investor Borrowers:

1.	Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong RMB29,500,000 ($4,817,896)
2.	Mr. Chen Li, PRC citizen RMB3,000,000 ($489,949)
3.	Ms. Yue Jing, PRC citizen RMB7,500,000 ($1,224,871)

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of March 31, 2014 and December 31, 2013, the loan was offset against equity.

On October 20, 2013, the investor borrowers increased Anhou’s registered capital by RMB 40 million ($6,522,944).

NOTE 22 – Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of March 31, 2014. The preferred stock has no quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation.

Voting Rights. Except as otherwise provided by law, the Series A Stock and the common stock vote together on all matters submitted to a vote of our shareholders. Each holder of Series A Stock is entitled to ten votes for each share of Series A Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Registrant.

Series A Board Designee and Board Restriction. In addition to the voting rights disclosed above, the holders of the Series A Stock shall be entitled to appoint one director (the “Series A Director”). No Board resolution regarding certain material Company actions can be made without the affirmative vote of the Series A Director.

Dividends. The holders of Series A Stock are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Registrant as may be declared by the Board.

Liquidation. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Registrant, the holders of common stock and the holders of Series A Stock shall be entitled to share equally on a per share basis, in all assets of the Registrant of whatever kind available for distribution.

Conversion Rights. The holders of the Series A Stock have the right to convert their shares thereof at any time into shares of the Registrant's common stock. Each share of Series A Stock is convertible into one share of common stock.

If the Registrant in any manner subdivides or combines the outstanding shares of common stock, the outstanding shares of the Series A Stock will be subdivided or combined in the same manner.

Business Combinations. In any merger, consolidation, reorganization or other business combination, the consideration received per share by the holders the common stock and the holders of the Series A Stock in such merger, consolidation, reorganization or other business combination shall be identical; provided however, that if such consideration consists, in whole or in part, of certain equity interests, the rights and limitations of such equity interests may differ to the extent that the rights and limitations of the common stock and the Series A Stock differ.

Fully Paid and Nonassessable. All of our outstanding shares of preferred stock are fully paid and nonassessable.

Additional preferred stock may be authorized and issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors deems appropriate.  In the event that the Registrant issues any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware.  The effect of this preferred stock designation power is that our Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by our stockholders, and may adversely affect the voting and other rights of the holders of our common stock.

NOTE 23 - SUBSEQUENT EVENTS

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance company resided in Hong Kong. Upon the Agreement, Mr Wong would increase PFAL’s registered capital from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

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

Law Anhou Insurance Agency Co., Ltd. (“Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd.) was founded in Henan province of the PRC on October 9, 2003. Anhou provides insurance agency services in the PRC. On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd. and obtained its new business license. On December 18, 2013, Anhou obtained its new Professional Insurance Agency License from local bureau of China Insurance Regulatory Commission (“CIRC”)which reflects its new name.

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou, namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $ 8 million), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, Hou Weizhe would invest RMB5 million ($816,589), accounting for 10%, Zhang Yong would invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

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

The registered capital increase of Anhou is in response to the recent promulgations of certain regulations by China Insurance Regulatory Commission (“CIRC”). On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million (approximately $ 8 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million (approximately $ 8 million), can continuous operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million (approximately $1.6 million). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million (approximately $ 8 million) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu Law”) was founded on September 19, 2005 in Jiangsu Province in the PRC and provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu Law’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB518,000 ($75,475) and Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113) on January 18, 2011 to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Jiangsu Law.

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

Mr. Mao has extensive experience in the insurance agency and brokerage industry and has acted as the chairman of the board of Law Broker. Under the leadership of Mr. Mao, Law Broker has grown into one of the top insurance brokerage firms in Taiwan, has sustained stable growth for the past decades and generated substantial shareholder value for its stockholders. The management of the Company wanted Mr. Mao to apply his years of experience in insurance industry into the Company’s expansion and to lead its growth. As a result the Company approached Mr. Mao to discuss the possibility of Mr. Mao to play more of a managerial role and commit more time on the strategy design and operation of the Company and its subsidiaries. To ensure the consistently implementation of strategies and policies of the Company, through mutual discussion and negotiations, both the Company and Mr. Mao (and subsequently a majority of the shareholders) agreed to the reclassification, pursuant to which, 1,000,000 shares of Series A Convertible Preferred Stock (with 1 to 10 special voting power) were issued to Mr. Mao in replacement of the 1,000,000 shares of Common Stock previously held by Mr. Mao. In exchange for the reclassification, Mr. Mao agreed to be engaged by the Company as its Chief Executive Officer within 6 months after July 2, 2012 or according to a timetable otherwise agreed upon.

All 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 shares of common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. The preferred stock has no quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company.

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

As of March 31, 2014, through our CAE, we had two insurance agencies, one brokerage and 39 service outlets with 954 full-time sales professionals, 37 part-time sales professionals and 82 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 25 sales and service outlets (including the headquarters) with 1,493 full-time sales professionals, 350 part-time sales professionals and 155 administrative staff in Taiwan.

During the three months ended March 31, 2014, 91.93% and 8.07% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the three months ended March 31, 2013, 95.24% and 4.76% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

On January 17 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30.

Critical Accounting Policies

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the period. Management makes these estimates using the best information available when they are made.  However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting the Company’s financial statements; the Company believes the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments The Company has not made any material changes in the methodology used in these accounting polices during the past two years.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China United, its subsidiaries and CAE as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Accounts receivable

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each reporting period end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of March 31, 2014 and December 31, 2013.

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and CAEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the three months ended March 31, 2014 and 2013, policy cancellations were $0 and $4,470, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of March 31, 2014 and December 31, 2013, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000, which has been accrued in the three months ended December 31, 2013.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment of long-lived assets was recognized for the three months ended March 31, 2014 and 2013.

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

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of March 31, 2014, which was classified as equity.

Section 480-10-25 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Section 480-10-05-2 classifies all of the following as examples of an obligation:

a. An entity incurs a conditional obligation to transfer assets by issuing (writing) a put option that would, if exercised, require the entity to repurchase its equity shares by physical settlement. (Further, an instrument that requires the issuer to settle its obligation by issuing another instrument [for example, a note payable in cash] ultimately requires settlement by a transfer of assets.)

b. An entity incurs a conditional obligation to transfer assets by issuing a similar contract that requires or could require net cash settlement.

c. An entity incurs a conditional obligation to issue its equity shares by issuing a similar contract that requires net share settlement.

The Series A Preferred Stock does not fall into any of the above categories as an obligation. The preferred stock is convertible in to a fixed number of common shares (one for one). Therefore, the preferred stock has been classified as equity.

The preferred stock has no quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation.

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. For the three months ended March 31, 2014 and 2013, the Company managed and reviewed its business as two operating segments. The business of CU WOFE and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment.

ASC-280-10-50-12 states, a public entity shall report separately information about an operating segment that meets any of the following quantitative thresholds:

a. Its reported revenue, including both sales to external customers and intersegment sales or transfers, is 10 percent or more of the combined revenue, internal and external, of all operating segments.

b. The absolute amount of its reported profit or loss is 10 percent or more of the greater, in absolute amount, of either:

1. The combined reported profit of all operating segments that did not report a loss

2. The combined reported loss of all operating segments that did report a loss.

c. Its assets are 10 percent or more of the combined assets of all operating segments.

The PRC segment does not meet any of the above quantitative thresholds and Taiwan segment is substantially all of the reported consolidated amounts. Therefore, we are not reporting these two segments separately.

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

Results of Operations

The following table shows the results of operations for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change	Percent
	(UNAUDITED)	(UNAUDITED)
Revenues	$8,861,723	$11,945,506	$(3,083,783)	-26%
Cost of revenue	5,368,225	7,780,332	(2,412,107)	-31%

Gross profit	3,493,498	4,165,174	(671,676)	-16%
Gross profit margin	39%	35%	4%	11%
Operating expenses:
Selling	302,989	271,030	31,959	12%
General and administrative	2,413,245	2,592,790	(179,545)	-7%

Income from operations	777,264	1,301,354	(524,090)	-40%

Other income (expenses):
Interest income	43,584	25,186	18,398	73%
Other - net	72,944	142,093	(69,149)	-49%
Total other income (expenses)	116,528	167,279	(50.751)	-30%

Income before income taxes	893,792	1,468,633	(574,841)	-39%
Income tax expense	243,600	302,594	(58,994)	-19%

Net income	650,192	1,166,039	(515,847)	-44%
Net income attributable to the noncontrolling interests	(394,794)	(474,234)	79,440	-17%
Net income attributable to parent's shareholders	$255,398	691,805	$(436,407)	-63%

Overview of the three months ended March 31, 2014 Compared to three months ended March 31, 2013

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For three months ended March 31, 2014 and 2013, the revenue generated respectively from Taiwan and PRC is as follows:

	Three months ended March 31,
Geographical Areas	2014	2013
PRC	$715,197	$568,378
Taiwan	8,146,526	11,377,128
	$8,861,723	$11,945,506

During the three months ended March 31, 2014, 91.93% and 8.07% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the three months ended March 31, 2013, 95.24% and 4.76% of our revenues in our consolidated financial statements were derived from our Taiwan subsidiaries and CAE, respectively.

Total revenues decreased by $3,083,783, or 26%, from $11,945,506 for the three months ended March 31, 2013 to $8,861,723 for the three months ended March 31, 2014, which is due to the decrease of the revenue in Taiwan for following reasons.

a)	Persistency Awards. In the three months ended March 31, 2013, all principle insurance companies, for which we act as an insurance agent, approved and granted us the persistency awards, which amounted to approximately $2.4 million (NT$70 million); however, in the three months ended March 31, 2014, only two of these insurance companies completed their approval process to grant us the awards, which is only $0.7 million (NT$22 million). The awards were granted to us in April 2014.

b)	Excluding the effect of above a) on revenue, the decrease in revenue is due to temporary decrease in the sales of insurance products.

Cost of revenue and gross profit

The cost of revenue for the three months ended March 31, 2014 decreased by $2,412,107 or 31%, to $5,368,225 compared to $7,780,332 for the three months ended March 31, 2013. Over 88% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue decreased as our sales decreased. For the three months ended March 31, 2014, $4,869,367 of our cost of revenue occurred in the Taiwan business.

The gross profit for the three months ended March 31, 2014 decreased by $671,676, or 16%, to $3,493,498 compared to $4,165,174 for the three months ended March 31, 2013. The gross profit ratio increased to 39% for the three months ended March 31, 2014 from 35% for the three months ended March 31, 2013. The increase was mainly because that, after we entered into a Strategic Alliance Agreement with AIA International Limited Taiwan Branch (“AIATW”) in June 2013, the sales of insurance products of AIATW increased. The commission paid to the sub-agents for the main products of AIATW is about 35% of the commission revenue, which is lower than the costs of other products.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended March 31, 2014 increased by $31,959 or 12%, to $302,989 compared to $271,030 for the three months ended March 31, 2013. The increase mainly results from the increase of the advertisement expense and other business expense incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and office supply expenses for our administrative staff.

For the three months ended March 31, 2014, G&A expenses were $2,413,245, decreased by $179,545, or 7%, compared with $2,592,790 for the three months ended March 31, 2013. The decrease of expenses is mainly because compared with the three months ended March 31, 2013, the business tax directly related to sales decreased with the decrease of the revenue. In the meanwhile, the decrease is also because the Company continuously organized to make cost down in the general administration department.

Other income (expenses)

Net other income for the three months ended March 31, 2014 and 2013 was $116,528 and $167,279, respectively which mainly consist of interest income and rental income of sub-leased spare offices and garage. Compared with the three months ended March 31, 2013, other income decreased because the decrease of the rental income.

Income tax

CU WFOE and the CAEs in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law is deemed as 10% of total revenue, instead of the income before income tax. The tax rate of Jiangsu Law is also 25%.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by (used in) operating activities	$517,321	304,810	$212,511	70%
Net cash provided by (used in) in investing activities	(208,235)	(16,431)	(191,804)	1167%
Net cash provided by (used in) financing activities	-	(581,754)	581,754	-100%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2014 was $517,321. Net cash provided by operating activities during the three months ended March 31, 2013 was $304,810. The increase was mainly contributed by the collection of accounts receivable.

Investing activities

Net cash used in investing activities was $208,235 during the three months ended March 31, 2014, which is mainly due to purchase of office equipments and increase in leasehold improvements during the period. The net cash used in investing activities was $16,431 for the three months ended March 31, 2013, which was due to the purchase of office equipments.

Financing activities

For the three months ended March 31, 2014, the company didn’t have any cash used in or provided by financing activities. Net cash used in financing activities was $581,754 in the three months ended March 31, 2013, which is the result of repayment for the borrowings from the Company’s related parties.

Intercompany Loan and Loans to Unrelated Third Parties

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million (approximately $ 8 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million (approximately $ 8 million), can continue to operate its existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where it has no registered office or a branch office.

Anhou, a professional insurance agency with a PRC nationwide license, used to have a registered capital of RMB10 million (approximately $1.6 million). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intended to increase its registered capital to RMB50 million (approximately $ 8 million) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$116,894	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,246	2,265
Due to Mrs. Li (Director of CUIS)	35,063	35,062
Total	$154,203	$154,798

Off Balance Sheet Arrangements

As of March 31, 2014, the Company had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2014, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended March 31, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-KT for the transitional period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

On February 26, 2014, Anhou completed the registration of the change of its registered address to Room 1906-1910, No. 215 Jiangdong Middle Road, Jianye District, Nanjing, Jiangsu Province with the local AIC of Jiangsu Province. The new business license was issued to Anhou on February 26, 2014. Anhou obtained the Professional Insurance Agency License issued by Jiangsu Bureau of CIRC on April 21, 2014. Anhou will proceed with the share pledge upon completion of its tax registration with Jiangsu tax authorities.

Anhou’s previous headquarters located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, has been registered as the Henan branch office of Anhou and it obtained the Professional Insurance Agency License issued by Henan Bureau of CIRC on January 3, 2014 and the business license issued by local AIC on January 9, 2014.

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

Date: May 12, 2014	By:	/s/ Lo Chung Mei
	Name:	Lo Chung Mei
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2014	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

