Form 10-K/A
period 2013-06-30
China United Insurance Service, Inc.
filed 2014-06-30
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0826400
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

7F, No. 311 Section 3
Nan-King East Road
Taipei City, Taiwan

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

EXPLANATORY NOTE

China United Insurance Service, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended June 30, 2013 (the “Original Filing”), which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 30, 2013.

We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of the Original Filing (the “Comment Letter”). We have modified Part II, Item 8 to include a description of the preferences, rights and provisions of the Company’s Series A Convertible Preferred Stock in the footnotes to the Company’s financial statements. We have modified Part II, Item 9A. “Controls and Procedures” in this Amendment to include the following disclosures: (i) a revision to management’s conclusion as to the effectiveness of the Company’s disclosure controls and procedures, (ii) a statement identifying the framework used by our management to evaluate the effectiveness of our internal control over financial reporting, and (iii) the assessment by our management of the effectiveness of our internal control over financial reporting as of the end of our fiscal year ended June 30, 2013, including a statement as to whether or not internal control over financial reporting was effective. In addition, we are also including the certifications required by Rule 13a-14(a) of the Securities Exchange Act of 1934 and Section 906 of the Sarbanes-Oxley Act of 2002 in connection with the filing of this Amendment.

This Amendment does not include the entire Form 10-K. Except as described in this Explanatory Note, this Amendment does not amend any other information set forth in the Original Filing, and the Company has not updated disclosures to reflect any events that occurred subsequent to September 30, 2013.

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

PART II

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

Goldman Kurland and Mohidin LLP

September 23, 2013, except for Note 1 for which the date is June 25, 2014

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

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Stock outstanding as of June 25, 2014. The Series A Stock has the following rights and preferences:

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

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2013. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2013, our disclosure controls and procedures were not effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (“GAAP”). The internal controls for the Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of June 30, 2013, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

China United Insurance Service, Inc.

Date: June 30, 2014	By:	/s/ Lo Chung Mei
Principal Executive Officer

Date: June 30, 2014	By:	/s/ Chuang Yung Chi
Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lo Chung Mei	Chief Executive Officer (Principal Executive Officer)	June 30, 2014
Lo Chung Mei

/s/ Chuang Yung Chi	Chief Financial Officer (Principal Accounting Officer)	June 30, 2014
Chuang Yung Chi

/s/ Mao Yi Hsiao		June 30, 2014
Mao Yi Hsiao	Director

/s/ Li Fu Chang	Director	June 30, 2014
Li Fu Chang

/s/ Li Chwan Hau	Director	June 30, 2014
Li Chwan Hau

/s/ Chen Kuei Chiao		June 30, 2014
Chen Kuei Chiao	Director

