Form 10-Q
period 2014-06-30
China United Insurance Service, Inc.
filed 2014-08-11
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ______ to __________

COMMISSION FILE NUMBER: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware	30-0876400
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

As of June 30, 2014, there are 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

4

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current assets
Cash and equivalents	$21,463,810	$18,070,093
Marketable securities	2,580,407	2,563,685
Accounts receivable, net	4,714,723	7,282,183
Other current assets	718,486	2,329,677
Total current assets	29,477,426	30,245,638

Property, plant and equipment, net	1,138,052	1,041,189
Intangible assets	257,516	308,267
Goodwill	31,651	-
Long-term Investment	102,784	102,295
Other assets	603,415	587,303
TOTAL ASSETS	$31,610,844	$32,284,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$931,692	$498,441
Unearned revenue	1,593,634	1,586,038
Other current liabilities	7,641,584	8,632,305
Due to related parties	164,065	154,798
TOTAL CURRENT LIABILITIES	10,330,975	10,871,582

Long-term liabilities	6,374,534	7,095,062
TOTAL LIABILITIES	16,705,509	17,966,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding	291	291
Additional paid-in capital	4,674,593	4,674,593
Reserves	247,541	415,041
Accumulated other comprehensive loss	(112,817)	(75,888)
Retained earnings	3,645,046	3,598,383
Stockholder’s equity attribute to parent’s shareholders	8,454,664	8,612,430
Noncontrolling interest	6,450,671	5,705,618
TOTAL STOCKHOLDERS’ EQUITY	14,905,335	14,318,048
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,610,844	$32,284,692

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenues	$12,333,142	$9,890,661	$21,194,865	$21,467,464
Cost of revenue	8,330,341	6,261,417	13,698,566	11,536,446

Gross profit	4,002,801	3,629,244	7,496,299	9,931,018

Operating expenses:
Selling	437,677	457,576	740,666	726,387
General and administrative	2,906,328	2,348,538	5,319,573	4,438,219
Total operating expenses	3,344,005	2,806,114	6,060,239	5,164,606

Income from operations	658,796	823,130	1,436,060	4,766,412

Other income:
Interest income	50,369	22,352	93,953	48,065
Other - net	12,957	124,409	85,901	266,516
Total other income	63,326	146,761	179,854	314,581

Income before income taxes	722,122	969,891	1,615,914	5,080,993
Income tax expense	940,755	240,444	1,184,355	788,259

Net income (loss)	(218,633)	729,447	431,559	4,292,734
Net income attributable to the noncontrolling interests	(157,602)	(380,109)	(552,396)	(1,597,208)
Net income (loss) attributable to parent's shareholders	(376,235)	349,338	(120,837)	2,695,526

Other comprehensive items
Foreign currency translation gain (loss)	60,081	(31,812)	(36,929)	(54,718)
Other comprehensive income(loss)	-	384	-	(175)
Attributable to parent's shareholders	60,081	(31,428)	(36,929)	(54,893)
Other comprehensive items attributable to noncontrolling interest	(113,873)	(21,512)	(33,471)	1,432

Comprehensive income (loss) attributable to parent's shareholders	$(316,154)	$317,910	$(157,766)	$2,640,633

Comprehensive income (loss) attributable to noncontrolling interest	$(271,475)	$(401,621)	$(585,867)	$(1,595,776)

Weighted average shares outstanding:
Basic and diluted	29,100,503	29,100,503	29,100,503	29,100,503

Income (loss) per share:
Basic and diluted	$(0.013)	$0.012	$(0.004)	$0.093

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2014	2013

Cash flows from operating activities:
Net income	$431,559	$4,292,734
Adjustments to reconcile net income to net cash
Depreciation and amortization	181,144	118,878
Gain on valuatin of financial assets	(4,392)	-
Changes in operating assets and liabilities:
Accounts receivable	2,596,970	2,221,565
Other current assets	(48,580)	(45,284)
Other assests	(15,576)	24,059
Tax payable	427,503	321,720
Other current liabilities	(1,760,171)	(4,338,531)
Net cash provided by operating activities	1,808,457	2,595,141

Cash flows from investing activities:
Cash from acquisition	128,933	-
Sale of investment in current deposit	1,627,575	-
Sale of investment marketable securities	-	3,224,420
Purchase of property, plant and equipment	(221,658)	(93,930)
Net cash provided by investing activities	1,534,850	3,130,490

Cash flows from financing activities:
Proceeds from related party borrowing	9,765	542,306
Net cash provided by financing activities	9,765	542,306

Foreign currency translation	40,645	(254,377)
Net increase (Decrease) in cash and cash equivalents	3,393,717	6,013,560

Cash and cash equivalents, beginning balance	18,070,093	10,691,767
Cash and cash equivalents, ending balance	$21,463,810	$16,705,327

Interest paid	$-	$-
Income tax paid	$755,878	$480,448

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

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Wang Yanyan, Chen Zhaohui, Hou Weizhe and Zhang Yong, to invest in Anhou on its behalf. On September 26, 2013, the new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $8 million). On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu. On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd..

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

Mr. Mao has extensive experience in the insurance agency and brokerage industry and has acted as the chairman of the board of Law Broker. Under the leadership of Mr. Mao, Law Broker has grown into one of the top insurance brokerage firms in Taiwan, has sustained stable growth for the past decades and generated substantial shareholder value for its stockholders. The management of the Company wanted Mr. Mao to apply his years of experience in insurance industry into the Company’s expansion and to lead its growth. As a result the Company approached Mr. Mao to discuss the possibility of Mr. Mao to play more of a managerial role and commit more time on the strategy design and operation of the Company and its subsidiaries. To ensure the consistently implementation of strategies and policies of the Company, through mutual discussion and negotiations, both the Company and Mr. Mao (and subsequently a majority of the shareholders) agree to the reclassification, pursuant to which, 1,000,000 shares of Series A Convertible Preferred Stock (with 1 to 10 special voting power) were issued to Mr. Mao in replacement of the 1,000,000 shares of Common Stock previously held by Mr. Mao. In exchange for the reclassification, Mr. Mao agreed to be engaged by the Company as its Chief Executive Officer within 6 months after July 2, 2012 or according to a timetable otherwise agreed upon. On August 8, 2014, the Board of Directors appointed Mr. Mao as the Chief Executive Officer, effective immediately.

All 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 shares of common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. The preferred stock has no material quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company.

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

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance company resided in Hong Kong. Upon the Agreement, Mr Wong would increase PFAL’s registered capital from HK$500,000 to HK$1,47,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

The corporate structure as of June 30, 2014 is as follows:

On January 17 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP’). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been omitted as permitted by rules and regulations of the Securities and Exchange Commission (“SEC”). The consolidated balance sheet as of December 31, 2013 was derived from the audited consolidated financial statements of China United Insurance Service, Inc. and Subsidiaries. The accompanying unaudited consolidated financial statements should be read in conjunction with the summary of significant accounting policies and notes to consolidated financial statements included in the Company’s transition report on Form 10-KT for the six-month ended December 31, 2013.

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

The Company maintains cash with banks in the PRC and Taiwan.  Cash accounts with the bank institutions in the PRC are not insured or otherwise protected.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NT$3,000,000 insured in a bank. In Hong Kong, a depositor has up to HKD$500,000 insured in a bank. In the United States, the standard insurance amount is $250,000 per depositor in a bank under the FDIC’s general deposit insurance rules.

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

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each reporting period end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net un-discounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment of long-lived assets was recognized for the six months ended June 30, 2014 and 2013.

Goodwill

Goodwill arose from the acquisition of PFAL (Note 10). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of June 30, 2014, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and CAE, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the six months ended June 30, 2014 and 2013, policy cancellations were $83,859 and $206,516, respectively. For the three months ended June 30, 2014 and 2013, policy cancellations were $25,870 and $75,575, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2013and June 30, 2014, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the three months ended December 31, 2013, and it has not been paid during the six months ended June 30, 2014.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of June 30, 2014, which was classified as equity.

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

The Series A Preferred Stock does not fall in to any of the above categories as an obligation. The preferred stock is convertible into a fixed number of common shares (one for one). Therefore, the preferred stock has been classified as equity.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of June 30, 2014, approximately $800,000 of the Company’s cash and equivalents held by financial institutions was insured, and the remaining balance of approximately $20 million was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

After acquired AHFL and its Taiwan subsidiaries, the Company has several principal insurance companies in Taiwan, for which it acts as an insurance agent. For the three and six months ended June 30, 2014 and 2013, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six months ended June 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$5,875,262	28%	$7,146,333	33%
Fubon Life Insurance Co.,Ltd.	3,504,605	17%	4,418,727	21%
AIA International Ltd.,Taiwan	3,250,003	15%	NA	NA
TransGlobe Life Insurance Inc.	2,805,080	13%	3,655,186	17%

	Three months ended June 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$3,994,028	32%	$3,470,139	35%
Fubon Life Insurance Co.,Ltd.	2,066,209	17%	1,839,982	19%
AIA International Ltd.,Taiwan	2,152,635	17%	NA	NA
TransGlobe Life Insurance Inc.	1,284,696	10%	2,137,778	22%

As of June 30, 2014 and 2013, the Company’s accounts receivable from these companies were:

	June 30, 2014		June 30, 2013
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$1,192,644	25%	$1,501,865	36%
Fubon Life Insurance Co.,Ltd.	637,885	14%	673,710	16%
AIA International Ltd.,Taiwan	1,051,641	22%	NA	NA
TransGlobe Life Insurance Inc.	445,645	9%	742,394	18%

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company's operations are calculated based upon the local currencies and an average exchange rate is used. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Cash from operating, investing and financing activities is net of the effect of acquisition described in Note 10.

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

The Company reviews the VIE’s status on an annual basis. For the six months ended June 30, 2014 and 2013, no event including a-d above took place that would change the Company’s primary beneficiary status.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“ASU 2-14-09”). ASU 2-14-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

NOTE 3 – CASH AND EQUIVALENTS

As of June 30, 2014 and December 31, 2013, our cash and equivalents consist of highly liquid investments purchased with an original maturity of three months or less. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	June 30, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$29,387	$(779)	$28,608
Funds	2,550,622	1,177	2,551,799
	$2,580,009	$398	$2,580,407

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$29,453	$1,757	$31,210
Funds	2,531,317	1,158	2,532,475
	$2,560,770	$2,915	$2,563,685

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Prepaid rent	$262,427	$121,361
Refundable business tax	178,603	177,615
Investment in current deposit	-	1,630,789
Others	277,456	399,912
Total other current assets	$718,486	$2,329,677

Refundable business tax, similar to VAT in mainland China, represents business tax prepaid by Law Broker and Risk Management, expected to be refunded by Taiwan tax bureau. Investment in current deposit is a semiannual investment product that Anhou purchased in November 2013. Others mainly represent advances to staff and other miscellaneous receivables.

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31,2013
Office Equipments	$1,279,714	$1,204,386
Office Furniture	112,247	111,699
Leasehold improvements	584,052	469,102
Vehicle	88,962	89,598
Other equipments	89,391	51,421
Total	2,154,366	1,926,206
Less: accumulated depreciation	(1,016,314)	(885,017)
Total property, plant and equipment, net	$1,138,052	$1,041,189

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2014 and December 31, 2013, the Company’s intangible assets consisted the following:

	June 30, 2014	December 31, 2013
Software	$404,021	402,096
Less accumulated amortization	(146,505)	(93,829)
Total other current assets	$257,516	308,267

Estimated future intangible amortization as of June 30, 2014 is as follows:

Years ending June 30,	Amount
2015	$105,836
2016	97,528
2017	17,988
2018	6,677
2019	6,677
Thereafter	22,810
Total	$257,516

NOTE 8 – LONG-TERM INVESTMENT

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($99,920) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	June 30, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	1,185	102,784
	$101,599	$1,185	$102,784

	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	696	102,295
	$101,599	$696	$102,295

NOTE 9–OTHER ASSETS

The Company’s other assets consisted of the following, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Restricted cash	$162,398	$163,559
Rental deposits	390,709	405,935
Other	50,308	17,809
Total other assets	$603,415	$587,303

Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Deposits include long-term leasing deposits.

NOTE 10 –ACQUISITION

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance company resided in Hong Kong. Upon the Agreement, Mr Wong would increase PFAL’s registered capital from HK$500,000 to HK$1,47,000, and AHFL would contribute HK$1,530,000, approximately $197,335, to PFAL’s registered capital. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets and liabilities acquired as goodwill. No intangible assets were identified as of the acquisition date. As of June 30, 2014, there were no any indications of the impairment of the goodwill.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
PRC Tax	$154,092	$152,105
Taiwan Tax	777,600	346,336
Total taxes payable	$931,692	$498,441

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – UNEARNED REVENUE

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuance to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NT$250,000,000, including the tax of NT$11,904,762) to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. As of December 31, 2013, the Company booked $1,586,038 as short-term liability since we expect to record this amount as revenue within the next twelve months. The remaining balance of $6,344,152 is recorded as long-term liability (Note 14). As of June 30, 2014, the Company booked $1,593,634 as short-term liability since we expect to record this amount as revenue within the next twelve months. The remaining balance of $6,374,534 is recorded as long-term liability. For the six months ended June 30, 2014 and 2013, no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Commissions payable to sub agents	$3,996,494	$4,972,338
Salary payable to administrative staff	315,092	76,600
Due to previous shareholders of Jiangsu Law	-	84,238
Due to previous shareholders of AHFL	750,910	-
Withholding employee personal tax	277,541	326,652
Accrued expenses	2,043,223	3,053,140
Other	258,324	119,337
Total other current liabilities	$7,641,584	$8,632,305

Commissions payable to sub-agents and salaries payable to administrative staff are usually settled within 12 months. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost described in Note 1. Due to previous shareholders of Jiangsu Law is the remaining balance of the acquisition cost. The acquisition agreement between the parties has not specified the exact time for payment of the acquisition price or imposed any interest for late payment. Others are mainly for operating expenses payable within the credit terms provided by suppliers. Withholding employee personal tax will be paid to local tax bureau within one month. Other mainly represents short term payable for expenses such as training and travelling.

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows, as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Long-term other payable	$-	$750,910
Unearned revenue	6,374,534	6,344,152
Total other current liabilities	$6,374,534	$7,095,062

Long-term other payable as of December 31, 2013 is the result of the Company’s acquisition of AHFL as described in Note 1. It’s the cash payment to be made to the selling shareholders of AHFL. On March 14, 2013, the payment deadline was extended to March 31, 2015. As of June 30, 2014, it was reclassified as short-term liabilities.

As described in Note 12, the Company recorded $7,930,190 (NT$238,095,238, net of tax) received from AIATW as unearned revenue. As of June 30, 2014, the Company booked $1,593,634 as short-term liability since we expected to record this amount as revenue within the next twelve months. The remaining balance of $6,374,534 was recorded as long-term liability. As of December 31, 2013, the Company booked $6,344,152 as long-term liability for the same reason.

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

Pursuant to the PRC regulations, the Company’s Consolidated Affiliated Entities (“CAE”) are required to transfer 10% of their net profit, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve as they have accumulated losses.

NOTE 16– INCOME TAX

CU WFOE and the CAE in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law is deemed as 10% of total revenue, instead of the income before income tax. The tax rate of Jiangsu Law is also 25%.

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In June 2014, Law Enterprises decided not to distribute its earnings accumulated as of December 31, 2013. Accordingly, NT$18,716,999, approximately $619,007, of additional tax was incurred, which is stated as “income tax on undistributed earnings” on the income tax rate reconciliation tables below.

The balance of income tax payable as of June 30, 2014 and December 31, 2013 is mainly the income tax accrued by the CAE for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
US statutory rate	34%	34%
Tax rate difference	(24)%	(18)%
Change in tax status	-	(3)%
Income tax on undistributed earnings	38%	-
Loss in subsidiaries	20%	3%
Un-deductible and non-taxable items	5%	-%
Tax per financial statements	73%	16%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended June 30, 2014 and 2013:

	June 30, 2014	June 30, 2013
US statutory rate	34%	34%
Tax rate difference	(26)%	(24)%
Change in tax status	-	(11)%
Income tax on undistributed earnings	86%	-
Loss in subsidiaries	26%	17%
Un-deductible and non-taxable items	10%	9%
Tax per financial statements	130%	25%

Un-deductible and non-taxable items mainly represent un-deductible expenses and the non-taxable income according to the PRC tax laws and the Taiwan tax laws.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$126,754	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,249	2,265
Due to Mrs. Li (Director of CUIS)	35,062	35,062
Total	$164,065	$154,798

NOTE 18 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the six months ended June 30, 2014 and 2013 were $883,509, and $600,170, respectively. Rental expenses for the three months ended June 30, 2014 and 2013 were $497,199 and $222,994, respectively. As of June 30, 2014, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended June 30, 2015	$1,747,509
Twelve months ended June 30, 2016	838,042
Twelve months ended June 30, 2017	173,347
Thereafter	119,413
Total	$2,878,311

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

The functional currency for the subsidiaries in Taiwan is NT$ and the functional currency for the subsidiaries and CAE in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 20 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the six months ended June 30, 2014 and 2013 were as follows:

	Six months ended June 30,
Geographical Areas	2014	2013
PRC	$1,389,357	$1,232,272
Taiwan	19,805,508	20,235,192
	$21,194,865	$21,467,464

The geographical distribution of China United’s revenue for the three months ended June 30, 2014 and 2013 were as follows:

	Three months ended June 30,
Geographical Areas	2014	2013
PRC	$674,160	$627,855
Taiwan	11,658,982	9,262,806
	$12,333,142	$9,890,661

NOTE 21 – LOAN TO SHAREHOLDERS

Anhou Registered Capital Increase

On April 27, 2013, China Insurance Regulatory Commission mandated any insurance agency have a minimum registered capital requirement of RMB50 million (approximately $ 8 million). At the time, Anhou, a professional insurance agency with a PRC nationwide license, had a registered capital of RMB10 million (approximately $ 1.6 million). To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million so that it can set up new branches in any province beyond its current operations in Mainland China.

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of June 30, 2014 and December 31, 2013, the loan was offset against equity.

On October 20, 2013, the investor borrowers increased Anhou’s registered capital by RMB 40 million ($6,522,944).

NOTE 22 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of June 30, 2014. The Series A Stock has the following rights and preferences:

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

The fair value of the 1,000,000 preferred shares was $225,000 at the time of the preferred share issuance. The Fair value of the common shares was $200,000 at the time of the preferred share issuance based on its market price at the date of the transaction. Therefore, the incremental value of the preferred shares was $25,000. This amount may be deemed compensation.

From the qualitative aspect, the Company notes the following regarding this deemed compensation:

Does not violate any debt or other contract covenants;

Does not change any earnings or EPS trends;

Does not affect any previous earnings or EPS guidance;

Does not affect any segment or class of revenue;

Does not affect any regulatory compliance matters;

Does not affect cash compensation of management;

Does not involve concealment of an unlawful act

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

NOTE 23 – SUBSEQUENT EVENTS

On August 8, 2014, Mr. Chung-Mei Lo (“Mr. Lo”) resigned as the Chief Executive Officer (“CEO”) of the Company, effective immediately. On August 8, 2014, the Company appointed Yi Hsiao Mao as the Chief Executive Officer of the Company, effective August 8, 2014.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

Mr. Mao has extensive experience in the insurance agency and brokerage industry and has acted as the chairman of the board of Law Broker. Under the leadership of Mr. Mao, Law Broker has grown into one of the top insurance brokerage firms in Taiwan, has sustained stable growth for the past decades and generated substantial shareholder value for its stockholders. The management of the Company wanted Mr. Mao to apply his years of experience in insurance industry into the Company’s expansion and to lead its growth. As a result the Company approached Mr. Mao to discuss the possibility of Mr. Mao to play more of a managerial role and commit more time on the strategy design and operation of the Company and its subsidiaries. To ensure the consistently implementation of strategies and policies of the Company, through mutual discussion and negotiations, both the Company and Mr. Mao (and subsequently a majority of the shareholders) agreed to the reclassification, pursuant to which, 1,000,000 shares of Series A Convertible Preferred Stock (with 1 to 10 special voting power) were issued to Mr. Mao in replacement of the 1,000,000 shares of Common Stock previously held by Mr. Mao. In exchange for the reclassification, Mr. Mao agreed to be engaged by the Company as its Chief Executive Officer within 6 months after July 2, 2012 or according to a timetable otherwise agreed upon. On August 8, 2014, the Board of Directors appointed Mr. Mao as the Chief Executive Officer, following the resignation of Mr. Lo, who had been serving as the Company’s Chief Executive Officer and resigned from his position with the Company effective immediately.

All 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 shares of common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. The preferred stock has no material quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of the stockholders of the Company.

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

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Upon the Agreement, Mr Wong would increase PFAL’s registered capital from HK$500,000 to HK$1,47,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

As of June 30, 2014, through our CAE, we had two insurance agencies, one brokerage and 39 service outlets with 839 full-time sales professionals and 92 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 26 sales and service outlets (including the headquarters) with 1592 full-time sales professionals, 405 part-time sales professionals and 148 administrative staff in Taiwan.

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

Accounts receivable

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each reporting period end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2014 and December 31, 2013.

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and CAEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the six months ended June 30, 2014 and 2013, policy cancellations were $83,859 and $206,516, respectively. For the three months ended June 30, 2014 and 2013, policy cancellations were $25,870 and $75,575, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of June 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000, which has been accrued in the three months ended December 31, 2013, and it has not been paid during the six months ended June 30, 2014..

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment of long-lived assets was recognized for the six months ended June 30, 2014 and 2013.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang and PFAL. Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill that arose from the acquisition of Sichuan Kangzhuang was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250 in the three months ended December 31, 2013. As of June 30, 2014, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of June 30, 2014, which was classified as equity.

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. For the six months ended June 30, 2014 and 2013, the Company managed and reviewed its business as two operating segments. The business of CU WOFE and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, (“ASU 2-14-09”). ASU 2-14-09 amends revenue recognition principles and provides a single set of criteria for revenue recognition among all industries. This new standard provides a five step framework whereby revenue is recognized when promised goods or services are transferred to a customer at amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires enhanced disclosure pertaining to revenue recognition in both interim and annual periods. ASU 2014-09 is effective for interim and annual periods beginning after December 15, 2016. We are currently evaluating the potential impact that ASU 2014-09 may have on our financial position and results of operations.

Results of Operations

Comparison of the three months ended June 30, 2014 and 2013

The following table shows the results of operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013	Change	Percent
	(UNAUDITED)	(UNAUDITED)
Revenues	$12,333,142	$9,890,661	$2,442,481	25%
Cost of revenue	8,330,341	6,261,417	2,068,924	33%

Gross profit	4,002,801	3,629,244	373,557	10%
Gross profit margin	32%	37%	(5)%	(14)%
Operating expenses
Selling	437,677	457,576	(19,899)	(4)%
General and administrative	2,906,328	2,348,538	557,790	24%

Income from operations	658,796	823,130	(164,334)	(20)%

Other income
Interest income	50,369	22,352	28,017	125%
Other - net	12,957	124,409	(111,452)	(90)%
Total other income	63,326	146,761	(83,435)	(57)%

Income (loss) before income taxes	722,122	969,891	(247,769)	(26)%
Income tax expense	940,755	240,444	700,311	291%

Net income (loss)	(218,633)	729,447	(948,080)	(130)%
Net income attributable to the noncontrolling interests	(157,602)	(380,109)	222,507	(59)%
Net income (loss) attributable to parent's shareholders	$(376,235)	349,338	$(725,573)	(208)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For three months ended June 30, 2014 and 2013, the revenue generated respectively from Taiwan and PRC is as follows:

	Three months ended June 30,
Geographical Areas	2014	2013
PRC	$674,160	$627,855
Taiwan	11,658,982	9,262,806
	$12,333,142	$9,890,661

During the three months ended June 30, 2014, 94.53% and 5.47% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the three months ended June 30, 2013, 93.65% and 6.35% of our revenues in our consolidated financial statements were derived from our Taiwan subsidiaries and CAE, respectively.

Total revenues increased by $2,442,481, or 25%, from $9,890,661 for the three months ended June 30, 2013 to $12,333,142 for the three months ended June 30, 2014, which is due to the increase of the revenue in Taiwan for following reasons,

a)	As we disclosed in the last quarter, all principle insurance companies, for which we act as an insurance agent, approved and granted us the persistency awards, which amounted to approximately $2.4 million (NT$70 million), in the three months ended March 31, 2013; however, in the three months ended March 31, 2014, only $0.6 million (NT$18 million), or 33% of the total awards, were granted. The remaining awards of $1.2 million (NT$37 million), or 67% of the total awards, were granted to us in May 2014. Therefore, compared to the three months ended June 30, 2013, the revenue due to persistency awards increased for the three months ended June 30, 2014.
b)	After we entered into a Strategic Alliance Agreement with AIA International Limited Taiwan Branch (“AIATW”) in June 2013, the sales of insurance products of AIATW increased stably.
c)	The sales of the products of Shin Kong Life Insurance Co., Ltd. increased in May and June 2014 because sub-agents were stimulated by the notice that the commission ratio of those products would be reduced from June 2014.

Cost of revenue and gross profit

The cost of revenue for the three months ended June 30, 2014 increased by $2,068,924 or 33%, to $8,330,341 compared to $6,261,417 for the three months ended June 30, 2013. The cost of revenue mainly consists of commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased.

For the three months ended June 30, 2014, $7,876,477 of our cost of revenue occurred in the Taiwan business, which increased by $2,041,018, or 34.98%, compared to the three months ended June 30, 2013. The increase is primarily because, in the three months ended June 30, 2014, the Company decided to grant several kinds of bonus to the sub-agents, including special allowance, high-performance awards, practicing bonus, etc. In 2013, such bonuses and awards were granted in the three months ended September 30, 2013.

The gross profit for the three months ended June 30, 2014 increased by $373,557 or 10%, to $4,002,801, compared to $3,629,244 for the three months ended June 30, 2013. The gross profit ratio decreased to 32% for the three months ended June 30, 2014 from 37% for the three months ended June 30, 2013. The decrease was mainly because the bonus and awards granted to the sub-agents in the three months ended June 30, 2014 mentioned above.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended June 30, 2014 decreased by $19,899 or 4%, to $437,677 compared to $457,576 for the three months ended June 30, 2013. The decrease mainly results from the decrease of the advertisement expense and other business expense incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended June 30, 2014, G&A expenses were $2,906,328, increased by $557,790, or 24%, compared with $2,348,538 for the three months ended June 30, 2013, which mainly due to the increase of salary and awards to administrative staff, entertainment expense and business tax directly related to sales generated in Taiwan Subsidiaries and professional service fees generated by the CUIS parent company. In addition, the G&A expense increased in Anhou due to the relocation expense of moving the Company’s headquarter to Nanjing and setup expense of opening an outlet in Yunnan by Anhou.

Other income

Net other income for the three months ended June 30, 2014 and 2013 was $63,326 and $146,761, respectively which mainly consist of interest income, gain (loss) on change of fair value of marketable securities and rental income of sub-leased spare offices and garage. Compared with the three months ended June 30, 2013, other income decreased due to the decrease of the rental income.

Income tax

For the three months ended June 30, 2014, the income tax expense were $940,755, increased by $700,311, or 291%, compared with $240,444 for the three months ended June 30, 2013.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In June 2014, Law Enterprises decided not to distribute its earnings accumulated as of December 31, 2013. Accordingly, NT$18,716,999, approximately $619,007, of income tax was incurred for the undistributed earnings.

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. In the three months ended June 30, 2013, the Company reversed tax payable of $276,124 accordingly.

Comparison of the six months ended June 30, 2014 and 2013

The following table shows the results of operations for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change	Percent
	(UNAUDITED)	(UNAUDITED)
Revenues	$21,194,865	$21,467,464	$(272,599)	(1)%
Cost of revenue	13,698,566	11,536,446	2,162,120	19%

Gross profit	7,496,299	9,931,018	(2,434,719)	(25)%
Gross profit margin	35%	46%	(11)%	(24)%
Operating expenses
Selling	740,666	726,387	14,279	2%
General and administrative	5,319,573	4,438,219	881,354	20%

Income from operations	1,436,060	4,766,412	(3,330,352)	(70)%

Other income
Interest income	93,953	48,065	45,888	95%
Other - net	85,901	266,516	(180,615)	(68)%
Total other income	179,854	314,581	(134,727)	(43)%

Income before income taxes	1,615,914	5,080,993	(3,465,079)	(68)%
Income tax expense	1,184,355	788,259	396,096	50%

Net income	431,559	4,292,734	(3,861,175)	(90)%
Net income attributable to the noncontrolling interests	(552,396)	(1,597,208)	1,044,812	(65)%
Net income (loss) attributable to parent's shareholders	$(120,837)	2,695,526	$(2,816,363)	(104)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For six months ended June 30, 2014 and 2013, the revenue generated respectively from Taiwan and PRC is as follows:

	Six months ended June 30,
Geographical Areas	2014	2013
PRC	$1,389,357	$1,232,272
Taiwan	19,805,508	20,235,192
	$21,194,865	$21,467,464

During the six months ended June 30, 2014, 93.44% and 6.56% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the six months ended June 30, 2013, 94.26% and 5.74% of our revenues in our consolidated financial statements were derived from our Taiwan subsidiaries and CAE, respectively.

Total revenues decreased by $272,599, or 1%, from $21,467,464 for the six months ended June 30, 2013 to $21,194,865 for the six months ended June 30, 2014. The revenue remains stable in the two comparable periods.

Cost of revenue and gross profit

The cost of revenue for the six months ended June 30, 2014 increased by $2,162,120 or 19%, to $13,698,566 compared to $11,536,446 for the six months ended June 30, 2013. The cost of revenue mainly consists of commissions paid to our sales agents.

For the six months ended June 30, 2014, $12,745,844 of our cost of revenue occurred in the Taiwan business, which increased by $2,019,427 compared to the six months ended June 30, 2013 and contributed 93.86% of the increase of the total cost of revenue. The increase is due to following reasons,

a)	The increase is primarily because, in the three months ended June 30, 2014, the Company decided to grant several kinds of bonus to the sub-agents, including special allowance, high-performance awards, practicing bonus, etc. In 2013, such bonuses and awards were granted in the three months ended September 30.

b)	Compared with the comparable period of 2013, the share of the first-year commission (FYC) revenue in the total revenue increased. Accordingly, the cost matched with the FYC revenue increased. Compared with the commission cost of other products, the cost of the FYC is higher.

The gross profit for the six months ended June 30, 2014 decreased by $2,434,719, or 25%, to $7,496,299 compared to $9,931,018 for the six months ended June 30, 2013. The gross profit ratio decreased to 35% for the six months ended June 30, 2014 from 46% for the six months ended June 30, 2013. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the six months ended June 30, 2013.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the six months ended June 30, 2014 increased slightly by $14,279 or 2%, to $740,666 compared to $726,387 for the six months ended June 30, 2013.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the six months ended June 30, 2014, G&A expenses were $5,319,573, increased by $881,354, or 20%, compared with $4,438,219 for the six months ended June 30, 2013. Therein, the G&A expense generated by CAE increased by $331,970, or 51%, due to the relocation expense of moving the Company’s headquarter to Nanjing and setup expense of opening an outlet in Yunan by Anhou, respectively; the G&A expense generated by Taiwan Subsidiaries increased by $328,219, or 9%, because the salary and awards to the administrative staff increased by approximately $305,460 and entertainment expense increased by approximately $32,824; the G&A expense generated by CUIS parent company increased by $221,165 due to the professional service fees.

Other income

Net other income for the six months ended June 30, 2014 and 2013 was $179,854 and $314,581, respectively which mainly consist of interest income, gain (loss) on change of fair value of marketable securities and rental income of sub-leased spare offices and garage. Compared with the six months ended June 30, 2013, other income seems decreased due to the decrease of the rental income.

Income tax

For the six months ended June 30, 2014, the income tax expense were $1,184,355, increased by $396,096, or 50%, compared with $788,259 for the six months ended June 30, 2013.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In June 2014, Law Enterprises decided not to distribute its earnings accumulated as of December 31, 2013. Accordingly, NT$18,716,999, approximately $619,007, of income tax was accrued for the undistributed earnings.

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. In the six months ended June 30, 2013, the Company reversed tax payable of $276,124 accordingly.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, investing activities and financing activities for the six months ended June 30, 2014 and 2013.

	Six Months Ended June 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by operating activities	$1,808,458	2,595,141	$(786,683)	(30)%
Net cash provided by in investing activities	1,534,850	3,130,490	(1,595,640)	(51)%
Net cash provided by financing activities	9,765	542,306	(532,541)	(98)%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2014 was $1,808,458. Net cash provided by operating activities during the six months ended June 30, 2013 was $2,595,141. The decrease is mainly attributed to the decreased cash inflow generated from sales and increased cash outflow for the cost and general and administrative expense discussed above.

Investing activities

Net cash provided by investing activities was $1,534,850 and $3,130,490 in the six months ended June 30, 2014 and 2013, respectively. Selling investment in current deposit is the main cash inflow provided by the Company’s investing activities. During the six months ended June 30, 2013, the Company received approximately $3.2 million from the sales of marketable securities, while during the six months ended June 30, 2014, the Company received approximately $1.6 million from the sales of marketable securities.

During the six months ended June 30, 2014, the Company spent approximately $128 thousand in purchase office equipments more than it did during the six months ended June 30, 2013.

In addition, the Company obtained $128,933 by acquisition of PFAL.

Financing activities

The Company’s main financing activity was borrowing from the related parties. Due to the adequate cash flows, borrowing from the related parties for the general operating activities during the six months ended June 30, 2014 is approximately $533 thousand less than that during the six months ended June 30, 2013.

Intercompany Loan and Loans to Unrelated Third Parties

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million (approximately $ 8 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million (approximately $ 8 million 5), can continue to operate its existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where it has no registered office or a branch office.

Anhou, a professional insurance agency with a PRC nationwide license, used to have a registered capital of RMB10 million (approximately $1.6 million). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intended to increase its registered capital to RMB50 million (approximately $ 8 million 5) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$126,754	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,249	2,265
Due to Mrs. Li (Director of CUIS)	35,062	35,062
Total	$164,065	$154,798

Off Balance Sheet Arrangements

As of June 30, 2014, the Company had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended June 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-KT for the transitional period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

Resignation of Mr. Lo Chung Mei

On August 8, 2014, Mr. Lo Chung Mei (“Mr. Lo”), who had been serving as the Company’s Chief Executive Officer, resigned from his position with the Company, effective immediately. Mr. Lo’s resignation is due to personal reason and not the result of any disagreements with the Company regarding its operations, policies, practices or otherwise.

Appointment of Mr. Mao Yi Hsiao

On August 8, 2014, following the resignation of Mr. Lo, the Company’s Board of Directors appointed Mr. Mao Yi Hsiao (“Mr. Mao”) as the Company’s Chief Executive Officer. Mr. Mao is one of the directors of the Company.

Biographical Information for Mr. Mao Yi Hsiao

Mr. Mao has served as a director of the Company since June 2010. Mr. Mao, with 25 years of insurance industry experience, is the founder of Taiwan Law Broker Co., Ltd., the biggest insurance broker company in Taiwan. In addition, Mr. Mao has served as a supervisor for the Company’s Consolidated Affiliated Entity Jiangsu Law since March 2005 to the present, he also serves as the chairman of Law Enterprise, Law Agent and Law Management. He received his Bachelor’s degree from Taiwan Soochow University School of Law.

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

Date: August 11, 2014	By:	/s/ Mao Yi Hsiao
	Name:	Mao Yi Hsiao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2014	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

