Form 10-Q
period 2014-09-30
China United Insurance Service, Inc.
filed 2014-11-10
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

+886-2-87126958

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

As of September 30, 2014, there are 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

4

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)

ASSETS
Current assets
Cash and equivalents	$19,388,417	$18,070,093
Marketable securities	2,531,398	2,563,685
Accounts receivable, net	3,788,684	7,282,183
Other current assets	622,516	2,329,677
Total current assets	26,331,015	30,245,638

Property, plant and equipment, net	1,206,956	1,041,189
Intangible assets	311,833	308,267
Goodwill	31,651	-
Long-term Investment	100,795	102,295
Other assets	584,670	587,303
TOTAL ASSETS	$28,566,920	$32,284,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$482,989	$498,441
Unearned revenue	-	1,586,038
Other current liabilities	6,142,447	8,632,305
Due to related parties	199,756	154,798
TOTAL CURRENT LIABILITIES	6,825,192	10,871,582

Long-term liabilities	7,813,933	7,095,062
TOTAL LIABILITIES	14,639,125	17,966,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,100,503 issued and outstanding	291	291
Additional paid-in capital	4,674,593	4,674,593
Reserves	1,185,359	415,041
Accumulated other comprehensive loss	(187,783)	(75,888)
Retained earnings	1,953,224	3,598,383
Stockholder’s equity attribute to parent’s shareholders	7,625,694	8,612,430
Noncontrolling interest	6,302,101	5,705,618
TOTAL STOCKHOLDERS’ EQUITY	13,927,795	14,318,048
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$28,566,920	$32,284,692

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenues	$9,795,058	$7,768,329	$30,989,923	$29,235,793
Cost of revenue	5,984,679	6,003,344	19,683,245	17,539,790

Gross profit	3,810,379	1,764,985	11,306,678	11,696,003

Operating expenses:
Selling	1,703,365	1,045,617	2,444,031	1,772,004
General and administrative	3,114,005	2,325,135	8,433,578	6,763,354
Total operating expenses	4,817,370	3,370,752	10,877,609	8,535,358

Income from operations	(1,006,991)	(1,605,767)	429,069	3,160,645

Other income:
Interest income	54,001	32,096	147,954	80,161
Other - net	158,359	116,656	244,260	383,173
Total other income	212,360	148,752	392,214	463,334

Income before income taxes	(794,631)	(1,457,015)	821,283	3,623,979
Income tax expense	(12,753)	(57,067)	1,171,602	731,192

Net income (loss)	(781,878)	(1,399,948)	(350,319)	2,892,787
Net income attributable to the noncontrolling interests	27,876	383,072	(524,522)	(1,214,136)
Net income (loss) attributable to parent's shareholders	(754,002)	(1,016,876)	(874,841)	1,678,651

Other comprehensive items
Foreign currency translation gain (loss)	(74,965)	37,439	(111,894)	(17,278)
Other comprehensive income(loss)	-	(8)	-	(183)
Attributable to parent's shareholders	(74,965)	37,431	(111,894)	(17,461)
Other comprehensive items attributable to noncontrolling interest	120,695	(77,535)	87,224	(76,103)

Comprehensive income (loss) attributable to
parent's shareholders	$(828,967)	$(979,445)	$(986,735)	$1,661,190

Comprehensive income (loss) attributable to
noncontrolling interest	$148,571	$305,537	$(437,298)	$(1,290,239)

Weighted average shares outstanding:
Basic and diluted	29,100,503	29,100,503	29,100,503	29,100,503

Income (loss) per share:
Basic and diluted	$(0.026)	$(0.035)	$(0.030)	$0.058

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2014	2013

Cash flows from operating activities:
Net income	$(350,319)	$2,892,787
Adjustments to reconcile net income to net cash
Depreciation and amortization	285,740	179,556
Gain on valuation of financial assets	(5,347)	-
Changes in operating assets and liabilities:
Accounts receivable	3,529,527	3,895,323
Other current assets	(41,348)	(1,061,550)
Other assets	(4,468)	(14,487)
Tax payable	(9,736)	(277,040)
Other current liabilities	(3,153,091)	(5,575,937)
Long-term liabilities	-	8,477,163
Net cash provided by operating activities	250,958	8,515,815

Cash flows from investing activities:
Cash from acquisition	128,933	-
Sale of investment in current deposit	1,625,955	-
Sale of investment marketable securities	(472,971)	3,222,866
Purchase of property, plant and equipment	-	(344,012)
Net cash provided by investing activities	1,281,917	2,878,854

Cash flows from financing activities:
Contribution in capital	-	(5,309,377)
Proceeds from related party borrowing	45,527	-
Repayment to related parties	-	(639,481)
Net cash provided by financing activities	45,527	(5,948,858)

Foreign currency translation	(260,078)	(155,356)
Net increase (Decrease) in cash and cash equivalents	1,318,324	5,290,455

Cash and cash equivalents, beginning balance	18,070,093	10,691,767
Cash and cash equivalents, ending balance	$19,388,417	$15,982,222

Interest paid	$-	$-
Income tax paid	$757,343	$480,448

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

On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd. and obtained its new business license. On December 18, 2013, Anhou obtained its new Professional Insurance Agency License from local bureau of China Insurance Regulatory Commission (“CIRC”) which reflects its new name. On February 26, 2014, Anhou completed the registration of the change of its registered address to Room 1906-1910, No. 215 Jiangdong Middle Road, Jianye District, Nanjing, Jiangsu Province with the local AIC of Jiangsu Province. The new business license was issued to Anhou on February 26, 2014. Anhou obtained the Professional Insurance Agency License issued by Jiangsu Bureau of CIRC on April 21, 2014. Anhou is in the process to complete the registration of the share pledge with local AIC. Anhou’s previous headquarters located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, has been registered as the Henan branch office of Anhou and it obtained the Professional Insurance Agency License issued by Henan Bureau of CIRC on January 3, 2014 and the business license issued by local AIC on January 9, 2014.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Wang Yanyan, Chen Zhaohui, Hou Weizhe and Zhang Yong, to invest in Anhou on its behalf. On September 26, 2013, the new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $8 million). On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu..

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

The corporate structure as of September 30, 2014 is as follows:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
51%
Action Holdings Financial Limited (BVI Company)
Prime Financial Asia Ltd. (HK Company)
65.95%
Law Enterprise Co., Ltd.(Taiwan Company)
100%
96%
100%
Law Insurance Broker Co., Ltd.(Taiwan Company)
Law Insurance Agent Co., Ltd.(Taiwan Company)
97.84%
Law Risk Management & Consultant Co., Ltd. (Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Yue Jing
Hu Changrong
20%
Contractual Control
15%
10%
HouWeizhe
9%
Zhang Yong
Wang Yanyan
20%
Law Anhou Insurance Agency Co., Ltd.
20%
6%
Chen Li
Chen Zhaohui
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

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each reporting period end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2014 and December 31, 2013.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net un-discounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment of long-lived assets was recognized for the nine months ended September 30, 2014 and 2013.

Goodwill

Goodwill arose from the acquisition of PFAL (Note 10). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of September 30, 2014, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and CAE, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the nine months ended September 30, 2014 and 2013, policy cancellations were $83,859 and $254,107, respectively. For the three months ended September 30, 2014 and 2013, policy cancellations were $0 and $47,591, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2013 and September 30, 2014, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the three months ended December 31, 2013, and it has not been paid during the nine months ended September 30, 2014.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of September 30, 2014, which was classified as equity.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of September 30, 2014, approximately $762,000 of the Company’s cash and equivalents held by financial institutions was insured, and the remaining balance of approximately $18.6 million was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

After acquired AHFL and its Taiwan subsidiaries, the Company has several principal insurance companies in Taiwan, for which it acts as an insurance agent. For the three and nine months ended September 30, 2014 and 2013, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine months ended September 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$8,415,238	27%	$9,151,615	31%
Fubon Life Insurance Co.,Ltd.	4,992,976	16%	5,836,243	20%
AIA International Ltd.,Taiwan	4,679,385	15%	N/A	N/A
TransGlobe Life Insurance Inc.	4,132,067	13%	5,292,390	18%

	Three months ended September 30,
	2014		2013
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$2,539,976	26%	$2,005,281	26%
Fubon Life Insurance Co.,Ltd.	1,488,371	15%	1,417,516	18%
AIA International Ltd.,Taiwan	1,429,382	15%	751,798	10%
TransGlobe Life Insurance Inc.	1,326,987	14%	1,637,204	21%

As of September 30, 2014 and 2013, the Company’s accounts receivable from these companies were:

	September 30, 2014		September 30, 2013
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$886,628	23%	$729,297	29%
Fubon Life Insurance Co.,Ltd.	599,170	16%	388,982	16%
TransGlobe Life Insurance Inc.	597,888	16%	402,990	16%
AIA International Ltd.,Taiwan	441,272	12%	297,013	12%

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. For the nine months ended September 30, 2014 and 2013, the Company managed and reviewed its business as two operating segments. The business of CU WOFE and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment.

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

On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders (as defined in Note1) entered into the Old VIE Agreements (as defined in Note1) which included:

●	Exclusive Business Cooperation Agreement (“EBCA” or the “Agreement”) through which: (1) CU WFOE has the right to provide Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Anhou agrees to accept all the consultations and services provided by CU WFOE. Anhou further agrees that unless with CU WFOE's prior written consent, during the term of this Agreement, Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Anhou shall pay CU WFOE fees equal to 90% of the net income of Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

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

●	Power of Attorney under which each shareholder of Anhou executed an irrevocable power of attorney to authorize CU WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Anhou, including without limitation to: (1) attend shareholders' meetings of Anhou; (2) exercise all the shareholder's rights and shareholder's voting rights that he/she is entitled to under the laws of the PRC and Anhou's Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Anhou.

●	Option Agreement under which the shareholders of Anhou irrevocably granted CU WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Anhou’s equity interest held by each shareholder of Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Anhou shall be the lower of (i) RMB1 ($0.16) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when CU WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of the PRC. The term of this Agreement is 10 years, and may be renewed at CU WFOE's election.

●	Share Pledge Agreement under which the owners of Anhou pledged their equity interests in Anhou to CU WFOE to guarantee Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, CU WFOE shall have the right, but not the obligation, to dispose of the owners of Anhou’s equity interests in Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Anhou or its subsidiaries.

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

The Company reviews the VIE’s status on an annual basis. For the nine months ended September 30, 2014 and 2013, no event including a-d above took place that would change the Company’s primary beneficiary status.

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

NOTE 3 – CASH AND EQUIVALENTS

As of September 30, 2014 and December 31, 2013, our cash and equivalents consist of highly liquid investments purchased with an original maturity of three months or less. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	September 30, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$31,211	$(5,651)	$25,560
Funds	2,532,475	(26,637)	2,505,838
	$2,563,686	$(32,288)	$2,531,398

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$29,453	$1,757	$31,210
Funds	2,531,317	1,158	2,532,475
	$2,560,770	$2,915	$2,563,685

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Prepaid rent	$194,658	$121,361
Refundable business tax	175,174	177,615
Investment in current deposit	-	1,630,789
Other	252,684	399,912
Total other current assets	$622,516	$2,329,677

Refundable business tax, similar to VAT in mainland China, represents business tax prepaid by Risk Management and AHFL, expected to be refunded by Taiwan tax bureau. Investment in current deposit is a semiannual investment product that Anhou purchased in November 2013. Others mainly represent advances to staff and other miscellaneous receivables.

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31,2013
Office Equipment	$1,314,345	$1,204,386
Office Furniture	127,114	111,699
Leasehold improvements	652,402	469,102
Transportation equipment	88,986	89,598
Other equipment	103,974	51,421
Total	2,286,821	1,926,206
Less: accumulated depreciation	(1,079,865)	(885,017)

Total property, plant and equipment, net	$1,206,956	$1,041,189

NOTE 7 – INTANGIBLE ASSETS

As of September 30, 2014 and December 31, 2013, the Company’s intangible assets consisted the following:

	September 30, 2014	December 31, 2013
Software	$482,238	402,096
Less accumulated amortization	(170,405)	(93,829)
Total other current assets	$311,833	308,267

Estimated future intangible amortization as of September 30, 2014 is as follows:

Years ending September 30,	Amount
2015	$120,629
2016	100,685
2017	23,755
2018	23,755
2019	22,276
Thereafter	20,733
Total	$311,833

NOTE 8 – LONG-TERM INVESTMENT

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($99,920) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	September 30, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	(804)	100,795
	$101,599	$(804)	$100,795

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	696	102,295
	$101,599	$696	$102,295

NOTE 9–OTHER ASSETS

The Company’s other assets consisted of the following, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Restricted cash	$162,443	$163,559
Rental deposits	376,730	405,935
Other	45,497	17,809
Total other assets	$584,670	$587,303

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets and liabilities acquired as goodwill. No intangible assets were identified as of the acquisition date. As of September 30, 2014, there were no any indications of the impairment of the goodwill.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
PRC Tax	$159,997	$152,105
Taiwan Tax	322,992	346,336
Total tax payable	$482,989	$498,441

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – UNEARNED REVENUE

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuance to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NT$250,000,000, including the tax of NT$11,904,762), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee when the performance targets are not met were revised. In the meantime, two parties agreed that the Alliance Agreement would be terminated when AHFL’s ownership in Law Enterprise or Law Enterprise’s ownership in Law Broker changed by 30% or above. The term of the Alliance Agreement is changed to the period from June 1, 2013 through December 31, 2020.

As of December 31, 2013, the Company booked $1,586,038 as short-term liability since we expected to record this amount as revenue within the next twelve months. The remaining balance of $6,344,152 was recorded as long-term liability (Note 14). According to the revised agreement, as of September 30, 2014, the Company did not book any short-term unearned revenue since we did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,813,933 as long-term liability. For the nine months ended September 30, 2014 and 2013, no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Commissions payable to sub agents	$2,648,561	$4,972,338
Salary payable to administrative staff	353,178	76,600
Due to previous shareholders of Jiangsu Law	-	84,238
Due to previous shareholders of AHFL	750,910	-
Withholding employee personal tax	288,990	326,652
Accrued expenses	1,768,297	3,053,140
Other	332,511	119,337
Total other current liabilities	$6,142,447	$8,632,305

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

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows, as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Long-term other payable	$-	$750,910
Unearned revenue	7,813,933	6,344,152
Total other current liabilities	$7,813,933	$7,095,062

Long-term other payable as of December 31, 2013 is the result of the Company’s acquisition of AHFL as described in Note 1. It’s the cash payment to be made to the selling shareholders of AHFL. On March 14, 2013, the payment deadline was extended to March 31, 2015. As of September 30, 2014, it was reclassified as short-term liabilities.

As described in Note 12, the Company recorded $7,813,933 (NT$238,095,238, net of tax) received from AIATW as unearned revenue. According to the revised agreement, as of September 30, 2014, the Company did not book any short-term unearned revenue since we did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,813,933 as long-term liability. As of December 31, 2013, the Company booked $6,344,152 as long-term liability for the same reason.

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

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In June 2014, Law Enterprises decided not to distribute its earnings accumulated as of December 31, 2013. Accordingly, NT$18,903,349, approximately $626,406, of additional tax was accrued, which is stated as “income tax on undistributed earnings” on the income tax rate reconciliation tables below.

The balance of income tax payable as of September 30, 2014 and December 31, 2013 is mainly the income tax accrued by the CAE for the un-deductible commission paid to sub-agents before 2011 and is due upon written request of the local tax bureau.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
US statutory rate	34%	34%
Tax rate difference	(40)%	(19)%
Change in tax status	1%	(6)%
Income tax on undistributed earnings	76%	-%
Loss in subsidiaries	65%	6%
Un-deductible and non-taxable items	7%	5%
Tax per financial statements	143%	20%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2014 and 2013:

	September 30, 2014	September 30, 2013
US statutory rate	34%	34%
Tax rate difference	(8)%	(15)%
Change in tax status	-%	4%
Income tax on undistributed earnings	(1)%	-%
Loss in subsidiaries	(25)%	(19)%
Un-deductible and non-taxable items	2%	-%
Tax per financial statements	2%	4%

Un-deductible and non-taxable items mainly represent un-deductible expenses and the non-taxable income according to the PRC tax laws and the Taiwan tax laws.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$162,445	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,249	2,265
Due to Mrs. Li (Director of CUIS)	35,062	35,062
Total	$199,756	$154,798

NOTE 18 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the nine months ended September 30, 2014 and 2013 were $1,286,054 and $783,286, respectively. Rental expenses for the three months ended September 30, 2014 and 2013 were $402,545 and $183,116, respectively. As of September 30, 2014, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended September 30, 2015	$1,493,247
Twelve months ended September 30, 2016	897,164
Twelve months ended September 30, 2017	188,041
Thereafter	4,964
Total	$2,583,416

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

NOTE 20 – GEOGRAPHICAL SALES

The geographical distribution of China United’s revenue for the nine months ended September 30, 2014 and 2013 were as follows:

	Nine months ended September 30,
Geographical Areas	2014	2013
PRC	$2,137,652	$1,782,886
Taiwan	28,852,271	27,452,907
	$30,989,923	$29,235,793

The geographical distribution of China United’s revenue for the three months ended September 30, 2014 and 2013 were as follows:

	Three months ended September 30,
Geographical Areas	2014	2013
PRC	$748,295	$550,614
Taiwan	9,046,763	7,217,715
	$9,795,058	$7,768,329

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of September 30, 2014 and December 31, 2013, the loan was offset against equity.

On October 20, 2013, the investor borrowers increased Anhou’s registered capital by RMB 40 million ($6,522,944).

NOTE 22 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of September 30, 2014. The Series A Stock has the following rights and preferences:

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

On November 26, 2013, Anhou changed its name into Law Anhou Insurance Agency Co., Ltd. and obtained its new business license. On December 18, 2013, Anhou obtained its new Professional Insurance Agency License from local bureau of China Insurance Regulatory Commission (“CIRC”) which reflects its new name. On February 26, 2014, Anhou completed the registration of the change of its registered address to Room 1906-1910, No. 215 Jiangdong Middle Road, Jianye District, Nanjing, Jiangsu Province with the local AIC of Jiangsu Province. The new business license was issued to Anhou on February 26, 2014. Anhou obtained the Professional Insurance Agency License issued by Jiangsu Bureau of CIRC on April 21, 2014. Anhou is in the process to complete the registration of the share pledge with local AIC. Anhou’s previous headquarters located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, has been registered as the Henan branch office of Anhou and it obtained the Professional Insurance Agency License issued by Henan Bureau of CIRC on January 3, 2014 and the business license issued by local AIC on January 9, 2014.

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

As of September 30, 2014, through our CAE, we had two insurance agencies, one brokerage and 39 service outlets with 886 full-time sales professionals and 90 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 27 sales and service outlets (including the headquarters) with 1628 full-time sales professionals, 393 part-time sales professionals and 145 administrative staff in Taiwan.

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

Accounts receivable

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each reporting period end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2014 and December 31, 2013.

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and CAEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the nine months ended September 30, 2014 and 2013, policy cancellations were $83,859 and $254,107, respectively. For the three months ended September 30, 2014 and 2013, policy cancellations were $0 and $47,591, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of September 30, 2014 and December 31, 2013, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000, which has been accrued in the three months ended December 31, 2013, and it has not been paid during the nine months ended September 30, 2014.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment of long-lived assets was recognized for the nine months ended September 30, 2014 and 2013.

Goodwill

Goodwill arose from the acquisition of Sichuan Kangzhuang and PFAL. Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill that arose from the acquisition of Sichuan Kangzhuang was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250 in the three months ended December 31, 2013. As of September 30, 2014, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of September 30, 2014, which was classified as equity.

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. For the nine months ended September 30, 2014 and 2013, the Company managed and reviewed its business as two operating segments. The business of CU WOFE and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment.

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

Results of Operations

Comparison of the three months ended September 30, 2014 and 2013

The following table shows the results of operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013	Change	Percent
	(UNAUDITED)	(UNAUDITED)
Revenues	$9,795,058	$7,768,329	$2,026,729	26%
Cost of revenue	5,984,679	6,003,344	(18,665)	(0.3)%

Gross profit	3,810,379	1,764,985	2,045,394	116%
Gross profit margin	39%	23%	16%	70%
Operating expenses
Selling	1,703,365	1,045,617	657,748	63%
General and administrative	3,114,005	2,325,135	788,870	34%

Income from operations	(1,006,991)	(1,605,767)	598,776	(37)%

Other income
Interest income	54,001	32,096	21,905	68%
Other - net	158,359	116,656	41,703	36%
Total other income	212,360	148,752	63,608	43%

Income (loss) before income taxes	(794,631)	(1,457,015)	662,384	(45)%
Income tax expense	(12,753)	(57,067)	44,314	(78)%

Net income (loss)	(781,878)	(1,399,948)	618,070	(44)%
Net income attributable to the noncontrolling interests	27,876	383,072	(355,196)	(93)%
Net income (loss) attributable to parent's shareholders	$(754,002)	(1,016,876)	$262,874	(26)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For three months ended September 30, 2014 and 2013, the revenue generated respectively from Taiwan and PRC is as follows:

	Three months ended September 30,
Geographical Areas	2014	2013
PRC	$748,295	$550,614
Taiwan	9,046,763	7,217,715
	$9,795,058	$7,768,329

During the three months ended September 30, 2014, 92.36% and 7.64% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the three months ended September 30, 2013, 92.91% and 7.09% of our revenues in our consolidated financial statements were derived from our Taiwan subsidiaries and CAE, respectively.

Total revenues increased by $2,026,729, or 26%, from $7,768,329 for the three months ended September 30, 2013 to $9,795,058 for the three months ended September 30, 2014, which is due to the increase of the revenue in Taiwan for following reasons,

a)	After we entered into a Strategic Alliance Agreement with AIA International Limited Taiwan Branch (“AIATW”) in June 2013, the sales of insurance products of AIATW increased stably.
b)	The sales of the products of Shin Kong Life Insurance Co., Ltd. continue to increase because sub-agents were stimulated by the notice that the Company will stop selling those products from August 2014. In addition, according to the new regulation pronounced by the Financial Supervisory Commission, R.O.C.(Taiwan), the Company has to stop selling four insurance products of Farglory Life Insurance Co.,Ltd. and eight insurance products of Fubon Life Insurance Co., Ltd. from the middle of September 2014. Similarly, the sales of sub-agents for these products increased in July and August.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. Therefore, generally, the cost of revenue changed with the same direction of change in the revenue. However, compared to the three months ended September 30, 2013, the cost of revenue for the three months ended September 30, 2014 decreased by $18,665 or 0.3%. This is because the Company decided to grant several kinds of bonus to the sub-agents, including special allowance, high-performance awards, practicing bonus, etc. in the three months ended September 30, 2013, while in 2014 such bonuses and awards were granted in the three months ended June 30.

The gross profit for the three months ended September 30, 2014 increased by $2,045,394 or 116%, to $3,810,379, compared to $1,764,985 for the three months ended September 30, 2013. The gross profit ratio increased to 39% for the three months ended September 30, 2014 from 23% for the three months ended September 30, 2013. The increase was mainly because of the change in the bonus and awards granted to the sub-agents mentioned above.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended September 30, 2014 increased by $657,748 or 63%, to $1,703,365 compared to $1,045,617 for the three months ended September 30, 2013. The increase is mainly due to the advertizing expense spent in publicity of the company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended September 30, 2014, G&A expenses were $3,114,005, increased by $788,870, or 34%, compared with $2,325,135 for the three months ended September 30, 2013, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. In addition, the G&A expense increased in Anhou due to the relocation expense of moving the Company’s headquarter to Nanjing and setup expense of opening an outlet in Yunnan by Anhou.

Other income

Net other income for the three months ended September 30, 2014 and 2013 was $212,360 and $148,752, respectively which mainly consist of interest income, gain (loss) on change of fair value of marketable securities and rental income of sub-leased spare offices and garage. Compared with the three months ended September 30, 2013, other income increased due to the increase of the rental income.

Income tax

For the three months ended September 30, 2014, the Company has a credit of income tax of $12,753, while in the comparable period of 2013, the Company has a credit of income tax of $57,067.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In the three months ended September 30, 2014, the Company’ suffered a loss and accordingly generated a credit of income tax expense.

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. In the three months ended September 30, 2013, the Company reversed tax payable of $57,359 accordingly.

Comparison of the nine months ended September 30, 2014 and 2013

The following table shows the results of operations for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change	Percent
	(UNAUDITED)	(UNAUDITED)
Revenues	$30,989,923	$29,235,793	$1,754,130	6%
Cost of revenue	19,683,245	17,539,790	2,143,455	12%

Gross profit	11,306,678	11,696,003	(389,325)	(3)%
Gross profit margin	36%	40%	(4)%	(10)%
Operating expenses
Selling	2,444,031	1,772,004	672,027	38%
General and administrative	8,433,578	6,763,354	1,670,224	25%

Income from operations	429,069	3,160,645	(2,731,576)	(86)%

Other income
Interest income	147,954	80,161	67,793	85%
Other - net	244,260	383,173	(138,913)	(36)%
Total other income	392,214	463,334	(71,120)	(15)%

Income before income taxes	821,283	3,623,979	(2,802,696)	(77)%
Income tax expense	1,171,602	731,192	440,410	60%

Net income	(350,319)	2,892,787	(3,243,106)	(112)%
Net income attributable to the noncontrolling interests	(524,522)	(1,214,136)	689,614	(57)%
Net income (loss) attributable to parent's shareholders	$(874,841)	1,678,651	$(2,553,491)	(152)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For nine months ended September 30, 2014 and 2013, the revenue generated respectively from Taiwan and PRC is as follows:

	Nine months ended September 30,
Geographical Areas	2014	2013
PRC	$2,137,652	$1,782,886
Taiwan	28,852,271	27,452,907
	$30,989,923	$29,235,793

During the nine months ended September 30, 2014, 93.10% and 6.90% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the nine months ended September 30, 2013, 93.90% and 6.10% of our revenues in our consolidated financial statements were derived from our Taiwan subsidiaries and CAE, respectively.

Total revenues increased by $1,754,130, or 6%, from $29,235,793 for the nine months ended September 30, 2013 to $30,989,923 for the nine months ended September 30, 2014, which is due to the increase of the revenue in Taiwan for following reasons,

a)	After we entered into a Strategic Alliance Agreement with AIA International Limited Taiwan Branch (“AIATW”) in June 2013, the sales of insurance products of AIATW increased stably.
b)	The sales of the products of Shin Kong Life Insurance Co., Ltd. increased since May 2014 because sub-agents were stimulated by the notice that the commission ratio of those products would be reduced from June 2014.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the nine months ended September 30, 2014 increased by $2,143,455 or 12%, to $19,683,245 compared to $17,539,790 for the nine months ended September 30, 2013. The cost of revenue increased with the increase in revenue. In addition,

a)	In 2013, several kinds of bonus to the sub-agents, including special allowance, high-performance awards, practicing bonus, etc which was granted to the subagents in the nine months ended September 2014 was granted by the Company in the three months ended December 31.

b)	Compared with the comparable period of 2013, the share of the first-year commission (FYC) revenue in the total revenue increased. Accordingly, the cost matched with the FYC revenue increased by approximately $1.7 million ($NT 49 million). Compared with the commission cost of other products, the cost of the FYC is higher.

The gross profit for the nine months ended September 30, 2014 decreased by $389,325, or 3%, to $11,306,678 compared to $11,696,003 for the nine months ended September 30, 2013. The gross profit ratio decreased to 36% for the nine months ended September 30, 2014 from 40% for the nine months ended September 30, 2013. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the nine months ended September 30, 2013.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the nine months ended September 30, 2014 increased by $672,027 or 38%, to $2,444,031 compared to $1,772,004 for the nine months ended September 30, 2013, which is due to the advertizing expense spent in publicity of the company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the nine months ended September 30, 2014, G&A expenses were $8,433,578, increased by $1,670,224, or 25%, compared with $6,763,354 for the nine months ended September 30, 2013, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. In addition, the G&A expense increased in Anhou due to the relocation expense of moving the Company’s headquarter to Nanjing and setup expense of opening an outlet in Yunnan by Anhou.

Other income

Net other income for the nine months ended September 30, 2014 and 2013 was $392,214 and $463,334, respectively which mainly consist of interest income, gain (loss) on change of fair value of marketable securities and rental income of sub-leased spare offices and garage. Compared with the nine months ended September 30, 2013, other income seems decreased due to the decrease of the rental income.

Income tax

For the nine months ended September 30, 2014, the income tax expense were $1,171,602, increased by $440,410, or 60%, compared with $731,192 for the nine months ended September 30, 2013.

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. In the nine months ended September 30, 2013, the Company reversed tax payable of $218,338 accordingly.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, investing activities and financing activities for the nine months ended September 30, 2014 and 2013.

	Nine Months Ended September 30,
	2014	2013
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by operating activities	$250,958	8,515,815	$(8,264,857)	(97)%
Net cash provided by in investing activities	1,281,917	2,878,854	(1,596,937)	(55)%
Net cash provided by (used in) financing activities	45,527	(5,948,858)	5,994,385	101%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2014 was $250,958, significantly decreased in comparison with $8,515,815, net cash provided by operating activities during the nine months ended September 30, 2013. The decrease is mainly because AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”) in June 2013. Then AHFL received an Execution Fee of approximately $8.3 million from AIATW, which is recorded as unearned revenue by the Company. In addition, compared with the nine months ended September 30, 2013, the Company’s income from operations decreased by approximately $2.7 million, which is the other factor that result in the decrease of net cash provided by the operating activities.

Investing activities

Net cash provided by investing activities was $1,281,917 and $2,878,854 in the nine months ended September 30, 2014 and 2013, respectively. Selling investment in current deposit or marketable securities is the main cash inflow provided by the Company’s investing activities. During the nine months ended September 30, 2013, the Company received approximately $3.2 million from the sales of marketable securities, while during the nine months ended September 30, 2014, the Company received approximately $1.6 million from the sales of current deposit.

Financing activities

The Company’s main financing activity was with the related parties. In the nine months ended September 30, 2014, the Company has a net cash inflow of $45,527 borrowed from the related parties for the normal business expenses, while during the nine months ended September 30, 2013, the Company has net cash outflow of $5,948,858 with the related parties. Therein, $639,481 was repaid to the related parties and $5,309,377 was lent to the shareholders of Anhou as described below.

Intercompany Loan and Loans to Unrelated Third Parties

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million (approximately $ 8 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million (approximately $8 million) can continue to operate its existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where it has no registered office or a branch office.

Anhou, a professional insurance agency with a PRC nationwide license, used to have a registered capital of RMB10 million (approximately $1.6 million). The branch offices of Anhou currently are all in Henan province. To better implement its expansion strategies, Anhou intended to increase its registered capital to RMB50 million (approximately $8 million) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Due to Mr. Mao (Shareholder of the Company)	$162,445	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,249	2,265
Due to Mrs. Li (Director of CUIS)	35,062	35,062
Total	$199,756	$154,798

Off Balance Sheet Arrangements

As of September 30, 2014, the Company had no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Not Applicable.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended September 30, 2014, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-KT for the transitional period ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

Anhou has completed its tax registration with Jiangsu tax authorities and is in the process to complete the registration of share pledge with the local AIC.

ITEM 6. EXHIBITS

(a)           Exhibits:

Exhibit
Number	Description of Exhibit

10.1	Translation of Loan Agreement between Law Enterprise and AHFL, dated September 15, 2014 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on September 23, 2014).
10.2	Amendment to Strategic Alliance Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on September 30, 2014).
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 10, 2014	By:	/s/ Mao Yi Hsiao
	Name:	Mao Yi Hsiao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2014	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

