Form 10-K
period 2014-12-31
China United Insurance Service, Inc.
filed 2015-03-18
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Yes ☐                                        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was $246,865,397.

As of March 15, 2015, there were 29,100,503 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

ii

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

ZLI Holdings Limited (“CU Hong Kong”), a wholly owned Hong Kong-based subsidiary of China United, was originally founded by China United, on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou ZhonglianHengfu Consulting Co., Ltd. (“CU WFOE”) in Henan province of the PRC.

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

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, Hou Weizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou, namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, HouWeizhe would invest RMB5 million ($816,589), accounting for 10%, Zhang Yong would invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

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

The registered capital increase of Anhou is in response to the promulgations of certain regulations by China Insurance Regulatory Commission (“CIRC”). On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,890). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,890), can continue operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,178). The branch offices of Anhou were all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million ($8,165,890) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Hu Changrong, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative, General Manager and the sole director of Anhou.

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

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through our Consolidated Affiliated Entities in China. We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (as described in more details below) with Anhou and its shareholders, we effectively control, and are able to derive substantially all of the economic benefits from, these Consolidated Affiliated Entities. On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, however, how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities, is not entirely clear. See “Risks Related to Our Corporate Structure in the PRC”.

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services in China are operated. It is through the VIE Agreements that we have effective control of the Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in our financial statements. If Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our Consolidated Affiliated Entities, we would not be able to continue to consolidate the Consolidated Affiliated Entities’ financial results with our financial results. During each of the fiscal years ended June 30, 2011 and 2012, 100% of our revenues in our consolidated financial statements were derived from our Consolidated Affiliated Entities. For the year ended June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. During the six months ended December 31, 2013, 93.72% and 6.28% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. For the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively.

On January 17, 2011, CU WFOE, Anhou and Anhou Original Shareholders entered into a series of agreements known as variable interest agreements (the “Old VIE Agreements”) pursuant to which CU WFOE has executed effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. The VIE Agreements now in effect included:

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

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. As Anhou is still operating at a loss, Anhou has not paid any service fees to CU WFOE yet and CU WFOE has not paid any dividend to us to date. We expect Anhou to make a profit beginning in the fiscal year ending December 31, 2016, when it should start to pay service fees to CU WFOE, although there can be no assurance that Anhou will become profitable by that time or ever. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. Law Broker, being the only operating entity for our Taiwan business, is primarily focused on life and property insurance brokerage and agency business. Through years of operation, Law Broker has become one of the leading insurance brokerage firms in Taiwan and has expanded its business across Taiwan, with 27 sales and service outlets (including the headquarters) and 2,182 employees and insurance sales professionals.

On February 26, 2014, Anhou completed the registration of the change of its registered address to Room 1906-1910, No. 215 Jiangdong Middle Road, Jianye District, Nanjing, Jiangsu Province with the local AIC of Jiangsu Province. The new business license was issued to Anhou on February 26, 2014. Anhou obtained the Professional Insurance Agency License issued by Jiangsu Bureau of CIRC on April 21, 2014. Anhou has completed the registration of the share pledge with local AIC. Anhou’s previous headquarters located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, has been registered as the Henan branch office of Anhou and it obtained the Professional Insurance Agency License issued by Henan Bureau of CIRC on January 3, 2014 and the business license issued by local AIC on January 9, 2014.

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

On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mao Yi Hsiao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company. On August 8, 2014, Mr. Lo Chung Mei (“Mr. Lo”), who had been serving as the Company’s Chief Executive Officer, resigned from his position with the Company. Following the resignation of Mr. Lo, the Company’s Board of Directors appointed Mr. Mao as the Company’s Chief Executive Officer.

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

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan Government on November 26, 2014 and on January 13, 2015, respectively. In accordance with the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent are under the process of liquidation.

On April 23, 2014, AHFL entered into a capital increase agreement (the “Agreement”) with Wong Chun Kwok Johnny (“Mr. Wong”), the owner of Prime Financial Asia Ltd. (PFAL) which is a re-insurance broker company residing in Hong Kong. Upon the Agreement, Mr. Wong would increase PFAL’s registered capital from HK$500,000 ($64,424) to HK$1,470,000 ($189,404), and AHFL would contribute HK$1,530,000 ($197,133) to PFAL’s registered capital. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

On February 13, 2015, the Company and AHFL entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Li Chwan Hau, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of the Company (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the Selling Shareholder would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL will become a wholly-owned subsidiary of the Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds approximately 15% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. The acquisition price may be further adjusted on the fourth anniversary of the closing date of the acquisition and depending on the earnings per share of GHFL during the fiscal years of 2014 through 2017, subject to other terms and conditions therein. Mr. Li Chwan Hau is the sole shareholder of GHFL and a director and shareholder of the Company. On February 13, 2015, the acquisition was completed, the Selling Shareholder transferred 100% shares in GHFL to AHFL. The Put Option has not been exercised by the Selling Shareholder as of March 15, 2015.

On January 17, 2014, the board of directors of the Company approved a change in our fiscal year end from June 30 to December 31.

Please refer to the chart below for detailed information of the Company’s shareholders who serve as a director or officer of the Company, the Company’s subsidiaries, or the Consolidated Affiliated Entities.

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in GHFL	Position in Taiwan Genius	Position in CU Hong Kong	Position in CU WFOE	Position in Anhou	Position in Jiangsu Law
Mao Yi Hsiao	Director Chief Executive Officer	Director	Director		Director	Director			General Manager and Chairman	General Manager and Chairman		Supervisor

Li ChwanHau	Director						Director	Director

Li Fu Chang	Director

Chen KueiChiao	Director

Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer											Division Chief of Management

Chiang Te Yun	Chief Technology Officer											Manager

Chao HuiHsien			Director	General Manager	Director							Vice-General Manager

Lee Shu Fen	Director		General Manager	Director

Tu Wen Ti				Senior Assistant General Manager

Shen Wen Che				Senior Assistant General Manager

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

The following flow chart illustrates our Company’s organizational structure:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
97.5%
51%
ZLI Holdings Limited (HK Company)
Action Holdings Financial Limited (BVI Company)
Prime Financial Asia Ltd. (HK Company)
65.95%
100%
Law Enterprise Co., Ltd. (Taiwan Company)
Genius Holdings Financial Limited
100%
100%
96%
100%
Law Insurance Broker Co., Ltd. (Taiwan Company)
97.84%
Law Insurance Agent Co., Ltd. (Taiwan Company)
Genius Investment Consultant Co., Ltd.
15%
Law Risk Management & Consultant Co., Ltd. (Taiwan Company)
Genius Insurance Broker Co., Ltd.
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Contractual Control
Yue Jing
Hu Changrong
20%
15%
10%
Hou Weizhe
Wang Yanyan
20%
Law Anhou Insurance Agency Co., Ltd.
9%
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

Life Insurance Products

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker accounted for 94.33 % of Law Broker’s total net revenues in the fiscal year ended December 31, 2014. Total net revenues from life insurance products distributed by Law Broker accounted for 94.39% of CUIS’ total net revenues of life insurance iin the fiscal year ended December 31, 2014.

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

The life insurance products Law Broker distributed in the fiscal year ending December 31, 2014 were primarily underwritten by Farglory Life Insurance Co., Ltd., CTBC Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd. and AIA International Limited, Taiwan Branch.

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products accounted for 80.8% of Anhou’s total net revenues in the fiscal year ending December 31, 2014.

Total net revenues from life insurance products distributed by Anhou accounted for approximately 5.61% of CUIS’ total net revenues of life insurance products in the fiscal year ending December 31, 2014.

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

The life insurance products Anhou distributed in the fiscal year ending December 31, 2014 were primarily underwritten by Taikang Life Insurance Company, YINGDA TAIHE Life Insurance Co., Ltd., Sunshine Insurance Group Corporation Limited, Sino Life Insurance Co., Ltd. and AVIVA Life Insurance Co., Ltd.

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

Property and Casualty Insurance Products

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products accounted for 5.67% of Law Broker’s total net revenues in the fiscal year ending December 31, 2014.

Total net revenues from property and casualty insurance products distributed by Law Broker accounted for 81.42% of CUIS’ total net revenues of property and casualty insurance products in the fiscal year ending December 31, 2014.

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

The property and casualty insurance products Law Broker distributed in the fiscal year ending December 31, 2014 were primarily underwritten by Fubon Insurance Co., Ltd., Zurich Insurance Company, ACE Insurance Company, Union Insurance Company and Taian Insurance Co., Ltd.

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and had developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Anhou accounted for 19.2% of Anhou’s total net revenues in the fiscal year ending December 31, 2014.

Total net revenues from property and casualty insurance products distributed by Anhou accounted for 18.58% of CUIS’ total net revenues of property and casualty insurance products in the fiscal year ending December 31, 2014.

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

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2014 were primarily underwritten by PICC Property and Casualty Co., Ltd., China Pacific Insurance (Group) Co., Ltd., Ping An Property and Casualty Insurance Co., Ltd., China Life Property &Casualty Insurance Co., Ltd. and Fubon Property& Casualty Insurance Co., Ltd. .

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

On September 30, 2014, AHFL entered into an Amendment to Strategic Alliance Agreement (the “Amendment”) with AIATW.

Pursuant to the Amendment, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2020. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, including the downward adjustment of the performance targets as well as the mechanism and formula calculating the Execution Fee to be refunded, if any.

In addition, AHFL agreed to refrain from selling, pledging or transferring more than 30% of its holdings in Law Broker. If such sale of Law Broker securities does take place, AIATW may unilaterally terminate the Strategic Alliance Agreement. Upon such a termination, the Execution Fee shall be recalculated based on formulas provided in the Alliance Agreement.

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

Through years of operation, the Unified Operating Platform has proved to be an efficient and streamlined operating system which contributes to the successful expansion and growth of Law Broker into one of the leading companies in Taiwan, with 27 sales and service outlets (including the headquarter) across Taiwan and 2,182 employees and insurance sales professionals.

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

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1991, it has devoted substantial resources in building up its distribution and service network. Law Broker currently has 27 sales and service outlets spread across Taiwan (including the headquarter), among which, 6 located in northern region, 13 located in central region, 6 located in southern region and 2 located in eastern region. As of December 31, 2014, Law Broker had 1,635 full-time sales professionals, 394 part-time sales professionals and 153 administrative staff.

The following table sets forth some additional information of Law Broker’s distribution and service network as of December 31, 2014, broken down by the four regions:

	Number of Full-time	Number of Full-time	Number of Part-time
Province	Number of Sales and Service Outlets	Sales Professionals	Sales Professionals
Northern region	6	414	97
Southern region	6	358	100
Central region	13	830	187
Eastern region	2	33	10
Total	27	1,635	394

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu and Sichuan. As of December 31, 2014, Anhou has two insurance agencies and one insurance brokerage firm, with 1,177 full time sales professionals and 91 administrative staffs operating across 36 cities within these three provinces.

The following table sets forth some additional information of Anhou’s distribution and service network as of December 31, 2014, broken down by provinces:

		Number of Full-time	Number of Part-time
Province	Number of Sales and Service Outlets	Sales Agents	Sales Agents
Henan	30	1,022	-
Sichuan	5	146	-
Jiangsu	1	9	0
Total	36	1,177	0

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are not its employees.

Customers

As of December 31, 2014, Law Broker had approximately 560,000 customers, among which approximately 94% purchased life insurance products and approximately 6% purchased property and casualty insurance products from Law Broker.

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

As of December 31, 2014, Anhou had 32,398 customers, among which 31,682 purchased life insurance products and 716 purchased property and casualty insurance products from Anhou.

Anhou sells automobile insurance and individual accident insurance primarily to individual customers. Anhou sells commercial property insurance to institutional customers.

Anhou targeted middle class individuals and family members under 50 years age to be its priority clients, which represent 89.1% of its client base. The revenues of Anhou are primarily generated from the sale of life insurance products and we expect the continuous growth in this regard, as more and more customers in China realized the insufficiency of the mandatory social insurance coverage and the necessity to supplement it with commercial insurance. With the implementation of the national one-child policy through the past decades in China, approximately 39% of the insurance policies distributed by Anhou have designated children under 14 years age as the beneficiary of such policies, Anhou expects the continuous growth of insurance market of these factors in the near future.

In the fiscal year ended December 31, 2014, no single customer accounted for more than 3% of the net revenues of CUIS, Law Broker or Anhou.

Insurance Company Partners

We are selective in terms of choosing insurance company as our partners. We take into consideration of a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of December 31, 2014, Law Broker had established business relationships with 19 insurance companies in Taiwan and Anhou had established business relationships with 31 insurance companies in China.

On June 10, 2013, AHFL entered into an Alliance Agreement with AIATW. The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW shall pay AHFL an Execution Fee of $8,367,947(NT$ 250,000,000). The fee will be recorded as revenue upon fulfilling sales target over the next five years. As the date of September 23, 2013, AHFL has received $8,367,947 (NT$250,000,000) from AIATW. Pursuant to the Alliance Agreement, AHFL is entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

On September 30, 2014, AHFLentered into an Amendment to Strategic Alliance Agreement (the “Amendment”) with AIA TW. Pursuant to the Amendment, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2020. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, including the downward adjustment of the performance targets as well as the mechanism and formula calculating the Execution Fee to be refunded, if any. In addition, AHFL agreed to refrain from selling, pledging or transferring more than 30% of its holdings in Law Broker. If such sale of Law Broker securities does take place, AIATW may unilaterally terminate the Strategic Alliance Agreement. Upon such a termination, the Execution Fee shall be recalculated based on formulas provided in the Alliance Agreement.

In the fiscal year ended December 31, 2014, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., CTBC Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., and AIA International Limited, Taiwan Branch. Among them, Farglory Life Insurance Co., Ltd. accounted for 30.4 % of Law Broker’s total net revenues from commissions and fees in the fiscal year ending December 31, 2014.

In the fiscal year ended December 31, 2014, Anhou’s top five insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Taikang Life Insurance Co., Ltd., YINGDA TAIHE Life Insurance Co., Ltd., Sunshine Insurance Group Corporation Limited, Sino Life Insurance Co., Ltd., and AVIVA Life Insurance Co., Ltd. Among them, Taikang Life Insurance Co., Ltd. accounted for 20.12% of Anhou’stotal net revenues from commissions and fees in the fiscal year ending December 31, 2014.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 27 sales and service outlets (including the headquarter) and 1,635 full time sales professionals and 394 part-time sales professionals and 153 administrative staffs spread over the four regions of Taiwan. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd. Through years of operation, Law Broker has won numerous awards from various Taiwan government authorities for its excellence in the insurance brokerage industry. Among which, from year 2005 to year 2008, Law Broker has won the “Taiwan Insurance Excellence Award - Talent Training” for four consecutive years, the “Taiwan Insurance Excellence Award - E-commerce” in 2009, the "Taiwan Insurance Excellence Award - Customer Service and Personal Training” in 2011, the “Taiwan Insurance Excellence Award - Golden Medal for Information Application, Silver Medal for Personnel Training and Silver Medal for Customer Service” in 2013, the “Insurance Dragon and Phoenix Award” in 2012 and 2013 as well as the Most Desirable Insurance Brokerage Company of Finance Insurance Graduates in 2013. The “Taiwan Insurance Excellence Award" is one of most prestigious as well as well-participated insurance events in Taiwan, co-sponsored by the Taiwan Insurance Institute, Taiwan Financial Supervisory Committee and Taiwan Consumer Protection Committee, to encourage the insurance industry participants to actively enhance insurance service quality as well as to improve customer services.

During the past 11 years, Anhou has expanded its business across 36 cities within Henan, Sichuan and Jiangsu provinces with 1,177 full time sales professionals and 91 administrative staffs. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch office across the PRC, to carry out the insurance agency business, with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

With the promulgation and implementation of the above-mentioned regulations, we expect a better regulated insurance agency market in China with orderly competition and pursuit for professional excellence, which will accentuate our competitive advantage due to our continuous commitment to quality service. On October 24, 2013, Anhou has increased its registered capital to RMB50 million ($8,165,890). As of the date of filing of this Annual Report on Form 10-K, Anhou is one of the approximately 100 insurance agencies with a PRC nationwide license. We believe that we will be in a better position to obtain the full support expressly provided in the 2012 Notice from the local CIRC on our expansion strategy nationwide.

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

23

the logo of Fighting Blue Magpie, with a 10-year validity from June 1, 2008 to May 31, 2018.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2014, Law Broker has a total of 153 full-time employees and Anhou has 91 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

Regulation of Insurance Agents and Agencies

The current principal regulation governing insurance agents and agencies is the Rules on the Administration of Insurance Agent latest amended on June 24, 2014 by Insurance Bureau of FSC (the “Agent Rule”). An insurance agent stipulated under the Insurance Law refers to a person who is on behalf of the insurer to conduct agency business pursuant to the agency contract or the power of attorney and charges fees from the insurer. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance agents can be divided into property insurance agents and life insurance agents. No matter what insurance industry an insurance agent is engaged in, it must have one of the following qualifications: (1) having passed the insurance agency examination for professional and technical staff; (2) having passed the insurance agency qualification test; or (3) having obtained the agency practitioner certificate and practiced the same business. Those who have agent qualifications required by the Agent Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. An agency company must hire more than one agent to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add more signatories. An insurance agent may only work for one insurance agency company as signatory at one time.

There are special requirements for agency companies, such as the name of an agent company must contain the words "insurance agency", and when an agency company applies to operate agency business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid up in cash, according to which, insurance agency companies with business license obtained prior to the implementation of this latest Agent Rule shall adjust their registered capital within five years upon the its implementation.

The Practitioner Certificate

The practitioner certificate has a duration of five years, and must be renewed before expiration. In case an agent has the qualifications for both of property and life insurance, unless otherwise approved by the administrative authority, only one kind of insurance agency practitioner certificate may be obtained upon his selection.

Education and Training

There’re two types of education and training for an insurance agent, pre-vocational and on-the-job education and training. An insurance agent must attend in pre-vocational education and training for at least 32 hours during the one year before applying for practicing insurance agency business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Agent Rule.

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

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Rules on the Administration of Insurance Broker last amended on June 24, 2014 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

Those who have brokerage qualifications required by the Broker Rule may conduct business after they obtain the practitioner certificates under their own name or the company they work for. A brokerage company must hire more than one broker to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add signatories. An insurance broker may only work for one insurance brokerage company as signatory at one time.

There are special requirements for brokerage companies, such as the name of an brokerage company must contain the words "insurance broker"; when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid up in cash, according to which, insurance brokerage companies with business license obtained prior to the implementation of this latest Broker Rule shall adjust their registered capital within five years upon the its implementation.

The Practitioner Certificate

The insurance broker practitioner certificate has a validation duration of five years, and must be renewed before expiration. In case a broker has the qualifications for both property insurance and life insurance, he may obtain both insurance brokerage practitioner certificates.

Education and Training

There’re two types of education and training for an insurance broker, pre-vocational and on-the-job education and training. An insurance broker must attend pre-vocational education and training for at least 32 hours during the one year before applying for practicing insurance broker business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Broker Rule.

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

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($16,653) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on January 8, 2014;
•	The Implementation Rules of Income Tax Law, latest amended on August 26, 2013;
•	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 4, 2014; and
•	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on May 2, 2014.

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

Under these regulations, wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards. In addition, these wholly foreign-owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the accumulative amount of such fund reaches 50% of its registered capital. These reserve funds are not distributable as cash dividends.On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, including the Foreign-Invested Enterprise Law.

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

PRC Business Tax

Taxpayers providing taxable services in China are required to pay a business tax at a normal tax rate of 5% of their revenues, unless otherwise provided. According to the Announcement on the VAT Reform Pilot Program of the Transportation and Selected Modern Service Sectors issued by the State Tax Bureau in July 2012, the transportation and some selected modern service sectors, including research and development and technical services, information technology services, cultural creative services, logistics support services, tangible personal property leasing services, and assurance and consulting service sectors, should pay value-added tax instead of business tax based on a predetermined timetable (hereinafter referred to as the “VAT Reform”), effective September 1, 2012 for entities in Beijing and October 1, 2012 for entities in Jiangsu. As of March 15, 2015 none of our Consolidated Affiliated Entities has been requested to convert into the VAT system.

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

PRC regulations relating to the establishment of offshore SPVs by PRC residents

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005. On July 4, 2014, SAFE promulgated the Notice on Issues Relating to Administration of Foreign Exchange in Offshore Investment & Fund-Raising and Round-trip Investment by Domestic Residents Utilizing Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, which replaced Circular 75. On February 13, 2015, SAFE promulgated the Notice on Further Simplifying and Improving Management Policies of Foreign Exchange in Direct Investment, or SAFE Circular No. 13, which will be effective on June 1, 2015. According to SAFE Circular No. 13, foreign exchange registrations for both domestic and foreign direct investment shall be undertaken by banks, while SAFE and its branches execute indirect supervision on foreign exchange registration of direct investment via banks.The regulation requires PRC residents and PRC corporate entities to register with local banks or local branches (for the supplementary registatration) of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who will makeinvestments in Special Purpose Vehicles or SPVs are required to register those investments with the bank where the domestic company incorporated, and the PRC residents who have previously made, prior to the implementation of the SAFE Circular No. 37, direct or indirect investments in SPVs are required to register those investments with local SAFE for the supplementary registration.In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update the previously filed registration with the localbanks, with respect to that SPV, to reflect any material change. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

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

The recent global macroeconomic events could have a negative impact on businesses around the world. For example, on August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. In addition, the European sovereign debt crisis that started in 2009 has also had a negative impact on the credit ratings of several European countries and general market sentiment. Furthermore, from May 2013, emerging markets in Asia are facing a capital flight as funds flow back into Europe and the United States. Emerging markets from Thailand to India plunged into the red amid a heavy sell-off, as investors reassessed the implications of another shift in the global economy. These downgrades could have material adverse impacts on financial markets and economic conditions throughout the world. In general, the continuousbad economic situation will cause weak consumer confidence and diminish consumer and business spending, which will have a negative impact on the general market demand for insurance services around the world.

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

Law Broker’s executive office and substantial assets are located in Taiwan and most of our revenues are derived from our operations in Taiwan currently. Accordingly, our business, financial condition and results of operations and the market price of our common shares may be affected by changes in Taiwan governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. Since 1949, Taiwan and the Chinese mainland have been separately governed. The PRC claims it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and the PRC, such as the engagement of Economic Cooperation Framework Agreement (“ECFA”) in 2010 and Cross-strait Investment Protection and Promotion Agreement in 2012, relations may become strained again. On June 21, 2013, Association for Relations Across the Taiwan Straits of the PRC and Straits Exchange Foundation of Taiwan entered into the Cross-Strait Agreement on Trade in Services, with the aim of smoothing and extending the cooperation between Mainland China and Taiwan accordingly. However, as of the date of this Annual Report on Form 10-K, the Taiwan government has not approved Cross-Strait Agreement on Trade in Services. The PRC government has refused to renounce the use of military force to gain control over Taiwan. Past developments in relations between the Taiwan and the PRC have on occasion depressed the market prices of the securities of companies in Taiwan. Relations between the Taiwan and the PRC and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our securities. In addition, the complexities of the relationship between the Taiwan and PRC require companies involved in cross-strait business operations to carefully monitor its actions and manage its relationships with both Taiwan and PRC governments. We cannot assure you that we will be able to successfully manage our relationships with the Taiwan and PRC governments for our cross-strait business operations, which could have an adverse effect on our ability to expand our business and conduct cross-strait business operations.

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

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 27 sales and service outlets (including the headquarters) and 2,182 employees and sales professionals. Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in 3 provinces and 36 service outlets as of December 31, 2014. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

In the fiscal year ended December 31, 2014, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., CTBC Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., and AIA International Limited, Taiwan Branch. Among them, Farglory Life Insurance Co., Ltd. accounted for 30.4% of Law Broker’s total net revenues from commissions and fees in the fiscal year ending December 31, 2014.

In the fiscal year ended December 31, 2014, Anhou’s top five insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Taikang Life Insurance Co., Ltd., YINGDA TAIHE Life Insurance Co., Ltd., Sunshine Insurance Group Corporation Limited, Sino Life Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., and AVIVA Life Insurance Co., Ltd. Among them, Taikang Life Insurance Co., Ltd. accounted for 20.12% of Anhou’s total net revenues from commissions and fees the fiscal year ending December 31, 2014.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular Mr. Mao Yi Hsiao, the Chief Executive Officer, Ms. Chuang Yung Chi, the Chief Financial Officer, Mr. Hsu Wen Yuan, the Chief Marketing Officer, Mr. Hsieh Tung Chi, the Chief Operating Officer, and Mr. Chiang Te-Yun, the Chief Technology Officer. If one or more of our senior executives or other key personnel, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in the PRC and Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

In addition, if any member of our senior management team or any of our other key personnel joins a competitor or forms a competing company, we may lose customers, sensitive trade information and key professionals and staff members. Most of our executive officers and key employees have entered into an employment agreement with our subsidiaries or Consolidated Affiliated Entities, respectively. If any disputes arise between any of our senior executives or key personnel and us, we cannot assure you of the extent to which any of these agreements may be enforced.

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

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. To obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for five years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of December 31, 2014, all of Law Broker’s sales professionals had received and held a valid registration certificate.

All of Anhou’s personnel who engage in insurance agency and brokering are required under relevant PRC regulations to obtain a qualification certificate from the CIRC in order to conduct insurance agency or brokering. To obtain the qualification certificate, the sale professionals have to pass the insurance agency or brokerage practitioner qualification test sponsored by the CIRC. Once the applicants passed such test, the CIRC may, subject to certain other conditions set forth in Measures on the Supervision of Insurance Salespersons and Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners, determine whether to grant such qualification certificate to the applicants. According to related regulations published by CIRC, qualification certificates obtained before July 1, 2013 have a validity period of three years, starting from the issuance date of such certificates. Holders of those qualification certificates must apply for renewal in local Insurance Regulatory Bureau at least 30 days before the validity period expires. Qualification certificates for insurance intermediaries practitioners (agency, brokerage and adjustment practitioners) obtained after July 1, 2013 are not subject to any validity period. In addition, we understand that the CIRC requires every individual agent carry the qualification certificate and other credentials showing specific information when conducting agency business. Under the relevant PRC regulations, an insurance agency or brokerage that retains unqualified personnel to engage in insurance intermediary activities may be imposed a fine up to RMB100,000 ($16,000). As of December 31, 2014, all of Anhou’s sales professionals had received and held a valid qualification certificate. If more local CIRC agencies were to strictly enforce these regulations in the future, and if a substantial number of our sales forces become unqualified, our business may be adversely affected. Moreover, we may be subject to fines and other administrative proceedings for the failure of our insurance professionals to obtain the necessary CIRC qualification certificate. Any such fines or administrative proceedings could materially and adversely affect our business, financial condition and results of operations.

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

Our business is highly dependent on the ability of our information technology systems to timely process a large number of transactions across different markets and products at a time when transaction processes have become increasingly complex and the volume of such transactions is growing rapidly. The proper functioning of our financial control, accounting, customer database, customer service and other data processing systems, together with the communication systems of our Taiwan Subsidiaries and Consolidated Affiliated Entities and our main offices in Taiwan and Jiangsu are critical to our business and to our ability to compete effectively. We cannot assure you that our business activities would not be materially disrupted in the event of a partial or complete failure of any of these primary information technology or communication systems, which could be caused by, among other things, software malfunction, computer virus attacks or conversion errors due to system upgrading. In addition, a prolonged failure of our information technology system could damage our reputation and materially and adversely affect our future prospects and profitability.

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

The affiliates to the Company hold 100% of the Company’s outstanding preferred shares, 43.11% of the Company’s outstanding common shares, and 57.66% of the voting power of the Company as of March 15, 2015 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, the Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of the Company’s affiliates may not always coincide with the interests of our other shareholders and as such the Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

Because of these contractual arrangements, we are the primary beneficiary of Anhou and its subsidiaries and have consolidated them into our consolidated financial statements. Although we believe that these agreements are in compliance with current PRC regulations, we cannot assure you that the PRC government would agree that these contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future, such as the DraftForeign Investment Law described below.

On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. This Draft Foreign Investment Law, once promulgated, will replace and integrate the three existing laws over foreign investment, the Law of the PRC on Chinese-Foreign Equity Joint Ventures, the Wholly Foreign-owned Enterprise Law and the Law of the PRC on Sino-foreign Cooperative Enterprises. The Draft Foreign Investment Law was formulated with a view to opening wider to the outside, promoting and regulating foreign investment, protecting the legitimate rights and interests of foreign investors, safeguarding national security and public interests, and facilitating the healthy development of the socialist market economy. MOFCOM has requested comments from the public on the draft Law by February 17, 2015.

Some of the more significant concepts in the Foreign Investment Law include the following:

Effective Control

The proposed law has adopted the concept of effective control in the foreign investment area. The Draft Foreign Investment Law notes that a company established in China but controlled by foreign investors shall be deemed a foreign investor and foreign entities controlled by Chinese investors can, in some circumstances, be deemed Chinese domestic investors. According to Draft Foreign Investment Law “control” refers to several circumstances including the contractual control by imposing decisive influences on the operation, finance, personnel or technology of the enterprise by contract, trust or other means.

Negative List Management

Most foreign investments will not need pre-approval as was previously required. It means that the Chinese market could be more open and efficient in some sectors to set up foreign invested companies. However, the Draft Foreign Investment Law sets out a Negative List, or Catalogue of Prohibitions. Foreign investors are not allowed to invest in any sector set out in the Catalogue of Prohibitions. Further, a Catalogue of Restrictions will note those sectors with restrictions imposed on foreign investors. The use of Negative lists represent a method of management or administration of foreign investments.

How domestic VIEs, potentially deemed to be foreign enterprises under the Draft Foreign Investment Law and currently operating in Negative List sectors, will be treated is unclear.

National Security Reviews

The Draft Foreign Investment Law also establishes a united foreign investment national security review system which will conduct examinations on the foreign investments that endangers or may endanger the national security.

Information Reporting System

The Draft Foreign Investment Law establishes a foreign investment information reporting system. The new rules include submission of a foreign investment report (such as when setting up a company), a report of any Changes of Foreign Investment (any adjustments of investment) and an annual report. Generally, reporting obligations arise when a foreign investor purchases not less than 10% of the stock of a domestic entity, or less than 10% but the purchase results in a change of control of the domestic entity.

Supervision and Inspection

The Draft Foreign Investment Law establishes a mechanism for the supervision and inspection of foreign investors and foreign invested enterprises from industrial and commercial, taxation, foreign exchange, auditing and other administrative departments. The government’s eye on foreign investments and foreign investment management has shifted from the approval prior to a foreign invested company being established to the supervision and inspection after it is set up.

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

We have relied and expect to continue to rely on contractual arrangements with our PRC Consolidated Affiliated Entity, Anhou, and its shareholders to operate our business in China. For a description of these contractual arrangements, see “Corporate History and Structure”. These contractual arrangements may not be as effective in providing us with control over Anhou and its subsidiaries as direct ownership. We have no direct or indirect equity interests in Anhou or any of its subsidiaries.

Since PRC laws restrict foreign equity ownership in companies engaged in insurance agencies and brokerages businesses in China, especially those on qualifications as well as capital requirement of the investors, we rely on contractual arrangements with Anhou to operate our business in China. If we had direct ownership of Anhou and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Anhou and its subsidiaries, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on Anhou and its shareholders’ performance of their contractual obligations to exercise effective control. In addition, our contractual arrangements generally have a term of ten-year with an automatic extension of another ten-year term unless our PRC subsidiary, CU WFOE, determines otherwise. Though neither Anhou nor its shareholders has any right under these agreements to terminate such agreements prior to the expiration date, we may not be able to strictly enforce these agreements in case they choose to do so, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable outside PRC. Certain affiliates of the Company are also directors and executive officers of our Consolidated Affiliated Entities. In addition, though Anhou is under the effective control of CU WFOE through these contractual arrangements, the shareholders and officers of Anhou may not act in the best interests of our company or may not perform their obligations under these agreements, including the obligation to renew these agreements when their initial ten-year term expires. Furthermore, as all of Anhou’s assets are located in China, if Anhou or its shareholders determine to terminate the VIE agreements, the unaffiliated investors will have little or no recourse against them. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Anhou. Therefore, these contractual arrangements may not be as effective as direct ownership in providing us with control over these Consolidated Affiliated Entities.

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

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Since both of CU WFOE and Anhou are under our common control, either under direct ownership or through contractual arrangements, and certain our officers and directors used to be and are currently the employees of Anhou and its subsidiaries (for example, Hsieh Tung Chi and Chiang Te Yun, our Chief Operating Officer and Chief Technology Officer, also act as Division Chief of Management and Manager of Jiangsu Law respectively, and Hus Wen Yuan, our Chief Marketing Officer, also acts as the General Manager of Sichuan Kangzhuang), the VIE Agreements are likely to be deemed as arrangements between related parties. In addition, CU WFOE has been granted substantial unilateral right under the VIE Agreements. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our PRC subsidiary and Anhou are not on an arm’s-length basis and adjust the income of Anhou in the form of a transfer pricing adjustment, where the relevant PRC tax authorities may, in their discretion, disregard the tax filing of Anhou and impose a different tax amount payable by Anhou. A transfer pricing adjustment could among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Anhou, which could in turn increase their respective tax liabilities. Moreover, the PRC tax authorities may impose interest and other penalties on Anhou for underpayment of taxes. Though we have not encountered any challenge or transfer pricing adjustment by the PRC tax authorities so far, we could not assure you that the PRC tax authorities will not do so in the future. Our consolidated net income may be materially and adversely affected by the occurrence of any of the foregoing.

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

The value of the New Taiwanese Dollar (“NTD” or “NT$”) against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of March 15, 2015, the exchange rate of NT$ to the USD was 1NT$=0.03USD.

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

For the year ended December 31, 2014
Depreciation in NTD	Decrease in net income	Decrease in retained earnings

3%	$77,590	$129,297

The weakening of the US Dollar against the above currencies by the same percentages would have had the equal but opposite effect on the above currencies to the amounts shown above, on the basis that all other variables remain constant.

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

We have a limited operating history in China. Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Anhou started distributing automobile insurance business in 2010. Life insurance products distributed by Anhou accounted for 80.8% of Anhou’s total net revenues in the fiscal year ending December 31, 2014. Property and casualty insurance products distributed by Anhou accounted for 19.2% of Anhou’s total net revenues in the fiscal year ending December 31, 2014. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

PRC regulations relating to the establishment of offshore SPVs by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005. The regulation requires PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. On July 4, 2014, SAFE promulgated the Notice on Issues Relating to Administration of Foreign Exchange in Offshore Investment & Fund-Raising and Round-trip Investment by Domestic Residents Utilizing Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, which replaced Circular 75. On February 13, 2015, SAFE promulgated the Notice on Further Simplifying and Improving Management Policies of Foreign Exchange in Direct Investment, or SAFE Circular No. 13, which will be effective on June 1, 2015. According to SAFE Circular No. 13, foreign exchange registrations for both domestic and foreign direct investment shall be undertaken by banks, while SAFE and its branches execute indirect supervision on foreign exchange registration of direct investment via banks.These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who will make, investments in Special Purpose Vehicles or SPVs are required to register those investments with the bank where the domestic company incorporated, andthePRC residents who have previously made, prior to the implementation of the SAFE Circular No. 37, investments in SPVs are required to register those investments with local SAFE for the supplementary registration.In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update the previously filed registration with the bank where the domestic company incorporated, with respect to that SPV, to reflect any material change. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing its profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions, including (i) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (ii) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to China.

Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun, our shareholders, who do not directly hold any interests in the Consolidated Affiliated Entities, are permanent residents of Taiwan, stay in Mainland China for over 183 days per annum. However, as a result of our inquiries with the local branch of SAFE responsible for our PRC subsidiary’s foreign exchange registrations, we were informed that, given the lack of any publicly-available implementing rules or official interpretations issued by the SAFE regarding the issue of whether the registration and amendment filing requirements under SAFE Circular No. 37 and related rules should apply to non-PRC citizens, Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun should not be deemed a PRC resident for these purposes, and any attempt to submit an application to such local SAFE branch with respect to Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun’s investment and shareholdings in our offshore SPV will not be officially accepted or examined.

However, we cannot conclude the SAFE or the local branch responsible for our PRC subsidiary’s foreign exchange registrations will not later alter its position on and interpretation of the applicability of these foreign exchange regulations to Mr. Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun. If the registration procedures set forth in these foreign exchange regulations become applicable to Mr. Li Fu Chang, Lo Chung Mei, Hsieh Tung Chi and Chiang Te Yun, we will urge these individuals to, and believe they will, file necessary registrations and amendments as required under SAFE Circular No. 37 and related rules. However, as SAFE regulations and policies have been evolving rapidly in the past few years, we cannot assure that all of these individuals can successfully make or update any applicable registration or obtain the necessary approval required by these foreign exchange regulations as these individuals may not be able to fully satisfy the new requirements or interpretations that SAFE or its local branch may impose or adopt from time to time. The failure or inability of such individuals to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, the Company, or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to our stockholders could be materially and adversely affected.

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

China’s insurance regulatory regime is undergoing significant changes. Some of these changes and the further development of regulations applicable to us may result in additional restrictions on our activities or more intensive competition in this industry. For example, under the provisions for administration of professional insurance agencies and brokerages promulgated on September 25, 2009, insurance agencies and brokerage companies are required to increase their guaranty deposit, which generally cannot be withdrawn without the CIRC’s approval, when they open any new branches. Furthermore, pursuant to the provisions, the minimum registered capital requirements for insurance agencies and brokerages were increased substantially. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions and Decision on Revising the Brokerage Provisions, pursuant to which, CIRC has mandated any insurance agency and insurance brokerage established subsequent to the Decisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agencies and insurance brokerages established prior to the issuance of the above Decisions, with registered capital less than RMB50 million($8.1 million), can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office. See “Corporate History and Structure - Regulation.” Such increase would reduce the amount of cash available for other business purposes. In addition, the CIRC issued an Opinion of CIRC on Reforming and Improving the Management System of Insurance Salespersons in September 2010 (the “Reforming Opinion”), which requires the insurance companies and insurance intermediaries to build up a clear legal relationship with the insurance salespersons, improve the fundamental protection rights of the insurance salespersons, and encourage the insurance companies and insurance intermediaries to actively explore new models and marketing channels for insurance sales system. On September 14, 2012, CIRC issued another opinion to reiterate and push forward the Reforming Opinion above.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

We conduct our business in China primarily through our PRC subsidiary and Consolidated Affiliated Entities. Accordingly, our results of operations, financial condition and prospects in China are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 30 years or so, growth has been uneven across different regions and among various economic sectors of China and has been slowed down during the past few years. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the overall PRC economy, they may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

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

We are a holding company, and in PRC we rely principally on dividends from our PRC subsidiary in China and service, license and other fees paid to our PRC subsidiary by our Consolidated Affiliated Entities for our cash requirements, including any debt we may incur. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profits each year as reported in its PRC statutory financial statements, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital, and our PRC subsidiary that is considered foreign-invested enterprises is required to further set aside a portion of its after-tax profits as reported in its PRC statutory financial statements to fund the employee welfare fund at the discretion of the board. These reserves are not distributable as cash dividends. However, according to the Draft Foreign Investment Law, which may replace the Wholly Foreign-owned Enterprise Law once promulgated, no such reserve is required. Furthermore, if our PRC subsidiary and Consolidated Affiliated Entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would materially and adversely affect our PRC subsidiary’s ability to pay dividends and other distributions to us.

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

On June 29, 2007, the Standing Committee of the National People’s Congress of China promulgated the Labor Contract Law, which became effective on January 1, 2008 and revised in 2012. On September 18, 2008, the State Council promulgated the implementing rules for the Labor Contract Law, which became effective upon adoption. This new labor law and its implementing rules have reinforced the protection for employees, who, under the existing PRC Labor Law, already have certain rights, such as the right to have written labor contracts, the right to enter into labor contracts with indefinite terms under specific circumstances, the right to receive overtime wages when working overtime, and the right to terminate in the labor contracts. In addition, the Labor Contract Law and its implementing rules have made some amendments to the existing PRC Labor Law and added some clauses that could increase cost of labor to employers. In the event that we decide to significantly reduce our workforce, the Labor Contract Law and its implementing rules could adversely affect our ability to effect these changes cost-effectively or in the manner we desire, which could lead to a negative impact on our business and results of operations in the PRC.

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

Certain affiliates of ours are also directors and executive officers of our Consolidated Affiliated Entities. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/ she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant PRC company pursuant PRC laws and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant PRC company. For example, it may be possible for management of Anhou to breach the VIE agreements and while their actions may be in violation of US laws they could be legal in the PRC. Any judgment for violation of fiduciary duty under US law may not be enforceable outside the United States. It may not be possible to effect service of process within the United States or elsewhere outside China upon certain our directors or senior executive officers residing in China, irrespective of matters arising under U.S. federal securities laws or applicable state securities laws. Any court judgment of United States for violation of fiduciary duty under US law may not be enforceable in the PRC due to the lack of bilateral treaties between PRC and the United States providing for the reciprocal recognition and enforcement of civil judgment of courts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Law Enterprise, Law Broker, Law Management and Law Agent shared the same address as their registered address, which is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters of office space. The lease was between Pengcheng Co., Ltd. and Law Broker, for two years commencing from June 1, 2013 to May 31, 2015 and with a monthly rent of $12,432 (NT$373,251). Law Broker has also entered into 34 leases for each of its sales and service outlets and training centers (excluding its headquarter), with an aggregate office size of 17,845 square meters for an aggregate monthly fee of $117,673 (NT$3,713,584).

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

Sichuan Kangzhuang’s office is located at A and B areas, 14th Floor Renbao Building, No.57 Dongyu Street, Jinjiang District, Chengdu City, Sichuan province, China, with 8,353 square feet (776 square meters) of office space. The lease was between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang. The lease term is from September 1, 2006 to August 31, 2011 for four years, with rent of approximately $4,862 (RMB31,040) per month, to be increased by 8% per annum commencing from September 1, 2008, payable every three months. Upon the expiration of the above lease, Sichuan Kangzhuang entered into a new lease with People's Insurance Company of China, Sichuan Branch, which is located at B area, 14th Floor Renbao Building, No.57 Dongyu Street, Chengdu City, Sichuan province, China, with 6,672 square feet (612 square meters) of office space. The lease term is from September 1, 2011 to August 31, 2014 for three years, with rent of $5,313 (RMB33,652 ) per month in the first year commencing from September 1, 2011, $5,844 (RMB37,017) per month in the second year commencing from September 1, 2012, $6,429 (RMB40,719) per month in the third year commencing from September 1, 2013, payable every three months. On August 8, 2014, the lease was renewed and the term was extended to August 31, 2017 for three (3) years, with rent of $6,643 (RMB41,606) per month payable every three months.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 10,764 square feet (1,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. The lease term is from January 1, 2013 to December 31, 2017 for five years, with rent of approximately $1,122 (RMB 7,083) per month, payable every year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII” since August 1, 2012. The latest available closing price of our common stock prior to March 15, 2015 was $13.09.

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2014
	Low	High
First Quarter ended March 31, 2014	$11.50	$16.00
Second Quarter ended June 30, 2014	$10.01	$14.43
Third Quarter ended September 30, 2014	$11.02	$13.50
Fourth Quarter ended December 31, 2014	$7.95	$13.75

Shareholders

As of March 15, 2015, there were 121 record owners of our common stock and one record owner of our preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the Acquisition Agreement dated August 24, 2012 and its amendment on March 14, 2013, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4 million shares of CUIS common stock, among which 2 million shares shall be solely granted to employees of Law Broker, and the remaining 2 million shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the Board of Directorsof Law Broker may submit its recommendation to the Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by the Company. As of March 15, 2015, the Company has not yet set up the ESOP.

Options and Warrants

As of March 15, 2015, we had outstanding put option granted to Li Chwan-Hau for the GHFL Acquisition (Note 25).

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated statement of operations data for the year ended December 31, 2014, the six months ended December 31, 2013, and the years ended June 30, 2013 and 2012 and the selected consolidated balance sheet data as of December 31, 2014 and 2013 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K. The consolidated statement of operations data for the year ended June 30, 2011 is derived from our audited consolidated financial statements not included in this Form 10-K.

On January 17 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30. As China United acquired AHFL and its Taiwan subsidiaries on August 24, 2012, AHFL’s operating results from September 1, 2012 are included in the consolidated statements of operations. The consolidated statements of operations for the years ended June 30, 2012 and 2011 doesn’t include the operating result of AHFL and its subsidiaries.

Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Form 10-K.

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2014	2013	2013	2012	2011

Revenues	$47,449,962	$23,689,110	$37,842,246	$3,153,776	$2,740,519
Cost of revenue	30,408,118	16,040,303	24,309,716	2,363,581	1,897,359
Gross profit	17,041,844	7,648,807	13,532,530	790,195	843,160
Operating expenses:
Selling	4,034,409	2,010,744	962,958
General and administrative	11,971,863	5,948,516	9,062,828	1,166,841	1,095,869
Impairment loss of goodwill	-	122,250	-	-
Income (loss) from operations	1,035,572	(432,703)	3,506,744	(376,646)	(252,709)
Other income (expenses):
Interest income	229,317	108,654	83,682	4,756	12,760
Bargain gain on purchase of subsidiaries	-	-	5,280,042	-	267,156
Other - net	365,225	(652,079)	432,064	(18)	(2,753)
Total other income (expenses)	594,542	(543,425)	5,795,788	4,738	277,163
Income (loss) before income taxes	1,630,114	(976,128)	9,302,532	(371,908)	24,454
Income tax expense	1,672,840	143,660	698,508	(268,440)	354,441
Net income (loss)	(42,726)	(1,119,788)	8,604,024	(103,468)	(329,987)
Net income attributable to the noncontrolling interests	(865,406)	(32,190)	(1,386,556)	-	-
Net income (loss) attributable to parent's shareholders	(908,132)	(1,151,978)	7,217,468	(103,468)	(329,987)
Income (loss) per share:
Basic	$(0.031)	$(0.040)	$0.262	$(0.005)	$(0.016)
Diluted	$(0.031)	$(0.040)	$0.252	$(0.005)	$(0.016)

Selected consolidated balance sheet data	As of December 31,
	2014	2013

Total assets	$32,336,764	$32,284,692
Total current liabilities	11,023,387	10,871,582
Total long-term liabilities	7,500,645	7,095,062
Total shareholders' equity	13,812,732	14,318,048

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

The registered capital increase of Anhou is in response to the promulgations of certain regulations by China Insurance Regulatory Commission (“CIRC”). On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,890). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,890), can continue operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million ($1,633,178). The branch offices of Anhou were all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million ($8,165,890) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”) was founded on September 4, 2006 in Sichuan province in the PRC and provides insurance agency services in the PRC.  On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB532,622 ($78,318). On September 6, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Sichuan Kangzhuang. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. However, Sichuan Kangzhuang suffered loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2014, the carrying value of the goodwill was fully impaired.

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

Our CAE in China are VIE through which part of our insurance services are operated. It is through the VIE Agreements that we have effective control of the CAE, which allows us to consolidate the financial results of the CAE in our financial statements.  If Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our CAE, we would not be able to continue to consolidate the CAE’s financial results with our financial results. On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, however, how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities, is not entirely clear. For more information see “Risk Factors-Risks Related to Our Corporate Structure.”

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

 On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the Acquisition Agreement (the “Second Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL.

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are not active. We operate our Taiwan business primarily through Law Broker.

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Upon the Agreement, Mr Wong would increase PFAL’s capital contribution from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital contribution by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent are under the process of liquidation as of now.

On February 13, 2015, the Company and AHFL entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Li Chwan Hau, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of the Company (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the Selling Shareholder would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL will become a wholly-owned subsidiary of the Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds approximately 15% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. The acquisition price may be further adjusted on the fourth anniversary of the closing date of the acquisition and depending on the earnings per share of GHFL during the fiscal years of 2014 through 2017, subject to other terms and conditions therein. Mr. Li Chwan Hau is the sole shareholder of GHFL and a director and shareholder of the Company. On February 13, 2015, the acquisition was completed, the Selling Shareholder transferred 100% shares in GHFL to AHFL. The Put Option has not been exercised by the Selling Shareholder as of March 15, 2015.

As of December 31, 2014, through our CAE, we had two insurance agencies, one brokerage and 36 service outlets with 1,177 full-time sales professionals and 91 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 27 sales and service outlets (including the headquarters) with 1,637 full-time sales professionals, 394 part-time sales professionals and 153 administrative staff in Taiwan.

During the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. During the six months ended December 31, 2013, 93.72% and 6.28% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. For the year ended June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. During the year ended June 30, 2012, 100% of our revenues in our consolidated financial statements were derived from our CAE.

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

Foreign Currency Transactions

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

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the six months ended December 31, 2013 and for the fiscal years ended December 31, 2014 and June 30, 2013 and 2012, policy cancellations were $22,553, $84,476, $12,809 and nil, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of December 31, 2014 and 2013, the Company did not have any uncertain tax positions.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value (“FV”).  Assets to be disposed of are reported at the lower of the carrying amount or FV, less costs of disposal. No impairment was recognized for the years ended December 31, 2014, June 30, 2013 and 2012, and the six months ended December 31, 2013.

Goodwill

Goodwill arose from the acquisition of PFAL and Sichuan Kangzhuang. Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250 in the six months ended December 31, 2013. As of December 31, 2014, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

Results of Operations

Overview of the years ended December 31, 2014 and 2013

The following table shows the results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(Audited)	(Unaudited)	Change	Percent

Revenues	$47,449,962	$45,156,574	$2,293,388	5%
Cost of revenue	30,408,118	27,576,749	2,831,369	10%
Gross profit	17,041,844	17,579,825	(537,981)	-3%
Gross profit margin	36%	39%	-3%	-8%

Operating expenses:
Selling	4,034,409	2,737,131	1,297,278	47%
General and administrative	11,971,863	10,386,735	1,585,128	15%
Impairment of goodwill		122,250	(122,250)	-100%

Income (loss) from operations	1,035,572	4,333,709	(3,298,137)	-76%

Other income (expenses):

Interest income	229,317	156,719	72,598	46%
Other - net	365,225	(385,563)	750,788	195%
Total other income (expenses)	594,542	(228,844)	823,386	360%

Income (loss) before income taxes	1,630,114	4,104,865	(2,474,751)	-60%
Income tax expense	1,672,840	931,919	740,921	80%

Net income (loss)	(42,726)	3,172,946	(3,215,672)	-101%
Net income attributable to the noncontrolling interests	(865,406)	(1,629,398)	763,992	-47%
Net income (loss) attributable to parent's shareholders	(908,132)	1,543,548	(2,451,680)	-159%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For the years ended December 31, 2014 and 2013, the revenue generated respectively from Taiwan and PRC is as follows:

	Years ended December 31,
Geographical Areas	2014	2013
PRC	$3,060,765	$2,720,382
Taiwan	44,389,197	42,436,192
	$47,449,962	$45,156,574

During the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. During the year ended December 31, 2013, 93.98% and 6.02% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $2,293,388, or 5%, from $45,156,574 for the year ended December 31, 2013 to $47,449,962 for the year ended December 31, 2014, which is mainly due to the increase of the revenue in Taiwan for following reasons,

a)	After we entered into a Strategic Alliance Agreement with AIA International Limited Taiwan Branch (“AIATW”) in June 2013, the sales of insurance products of AIATW increased stably.
b)	The sales of the products of China Trust Life Insurance Co., Ltd. (“China Trust”) increased in 2014 because China Trust’s good reputation attracted more customers.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the year ended December 31, 2014 increased by $2,831,369 or 10%, to $30,408,118 compared to $27,576,749 for the year ended December 31, 2013. The cost of revenue increased with the increase in revenue.

a)	Direct commission cost: Compared with the comparable period of 2013, the share of the first-year commission (FYC) revenue in the total revenue increased. Accordingly, the cost matched with the FYC revenue increased. Compared with the commission cost of other types of commission revenue, the cost of the FYC is higher.

b)	Indirect commission cost: With the increase in sales, indirect commission cost, including special allowance, high-performance awards, practicing bonus, etc. increased compared to the comparable period of 2013.

The gross profit for the year ended December 31, 2014 decreased by $537,981, or 3%, to $17,041,844 compared to $17,579,825 for the year ended December 31, 2013. The gross profit ratio decreased to 36% for the year ended December 31, 2014 from 39% for the year ended December 31, 2013. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the year ended December 31, 2013.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the year ended December 31, 2014 increased by $1,297,278 or 47%, to $4,034,409 compared to $2,737,131 for the year ended December 31, 2013, which is mainly because the advertizing expense spent in publicity of the company’s brand increased by approximately $1 million.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the year ended December 31, 2014, G&A expenses were $11,971,863, increased by $1,585,128, or 15%, compared with $10,386,735 for the year ended December 31, 2013, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. In addition, the G&A expense increased in Anhou due to the relocation expense of moving the Company’s headquarter to Nanjing and setup expense of opening an outlet in Yunnan by Anhou.

Other income

Net other income for the year ended December 31, 2014 was $594,542 and the net other expense for the year ended December 31, 2013 is $228,844. Other income (expense) mainly consists of interest income (expense), gain (loss) on change of fair value of marketable securities and rental income of sub-leased spare offices and garage. In the year ended December 31, 2013, the Company recorded $303,000 of loss from disposal of fixed assets and $370, 000 of estimated tax penalties for late filings of income tax return in the U.S.A. Compared with the year ended December 31, 2013, the Company’s interest income increased by approximately $70,000 due to the fixed deposit of RMB. In the meantime, the loss from disposal of fixed assets decreased by approximately $0.2 million and the gain on change of fair value of marketable securities increased by approximately $0.17 million.

Income tax

For the year ended December 31, 2014, the income tax expense were $1,672,840, increased by $740,921, or 80%, compared with $931,919 for the year ended December 31, 2013.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In June 2014, Law Enterprises decided not to distribute its earnings accumulated as of December 31, 2013. Accordingly, NT$18,903,349, approximately $626,406, of income tax was accrued for the undistributed earnings. On December 31, 2014, Law Enterprises decided not to distribute its earnings in 2014. Accordingly, additional NT$9,200,945, approximately $303,589, of income tax was accrued as of December 31, 2014.

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. In the year ended December 31, 2013, the Company reversed tax payable of $160,780 accordingly.

In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit which was accrued in the year ended December 31, 2013.

Overview of the six months ended December 31, 2013 Compared to six months ended December 31, 2012

The following table shows the results of operations for the six months ended December 31, 2013 and 2012:

	Six Months Ended December 31,
	2013	2012
	(Audited)	(Unaudited)	Change	Percent

Revenues	$23,689,110	$16,006,079	$7,683,031	48%
Cost of revenue	16,040,303	10,097,295	5,943,008	59%

Gross profit	7,648,807	5,908,784	1,740,023	29%
Gross profit margin	32%	37%
Operating expenses:
Selling	2,010,744	-	2,010,744	NA
General and administrative	5,948,516	4,404,177	1,544,339	35%
Impairment of goodwill	122,250	-	122,250	NA

Income (loss) from operations	(432,703)	1,504,607	(1,937,310)	(129%)

Other income (expenses):
Interest income	108,654	36,144	72,510	201%
Bargain gain on purchase of subsidiaries	-	5,280,042	(5,280,042)	(100%)
Other - net	(652,079)	43,214	(695,293)	(1,609%)
Total other income (expenses)	(543,425)	5,359,400	(5,902,825)	(110%)

Income (loss) before income taxes	(976,128)	6,864,007	(7,840,135)	(114%)
Income tax expense	143,660	155,470	(11,810)	(8%)

Net income (loss)	(1,119,788)	6,708,537	(7,828,325)	(116%)
Net income attributable to the noncontrolling interests	(32,190)	(532,213)	500,023	(94%)
Net income (loss) attributable to parent's shareholders	(1,151,978)	6,176,324	(7,328,302)	(118%)

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

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For six months ended December 31, 2013, our business in Taiwan generated $22,201,000 of revenue, which accounts for 94% of our total revenue.

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

Other income (expenses)

Net other expenses for the six months ended December 31, 2013 was $543,425, which was mainly due to $303,000 of loss from disposal of fixed assets and $370, 000 of estimated tax penalties for late filings of income tax return in the U.S.A. For the six months ended December 31, 2012, the Company had a net other income of $5,359,400 which is mainly due to the $5.2 million of bargain gain on purchase of subsidiaries.

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

According to tax regulations by PRC tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue was not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over the past five years can be adjusted.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% of income reported in the statutory financial statements after appropriate adjustments.

In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit which was accrued in the six months ended December 31, 2013.

Overview of the years Ended June 30, 2013 and 2012

The following table shows the results of operations for the years ended June 30, 2013 and 2012:

	Years Ended June 30,
	2013	2012
	(Audited)	(Audited)	Change	Percent

Revenues	$37,842,246	$3,153,776	$34,688,470	1100%
Cost of revenue	24,309,716	2,363,581	21,946,135	929%
Gross profit	13,532,530	790,195	12,742,335	1613%
Gross profit margin	36%	25%	11%	43%

Operating expenses:
Selling	962,958		962,958	NA
General and administrative	9,062,828	1,166,841	7,895,987	677%

Income (loss) from operations	3,506,744	(376,646)	3,883,390	1031%

Other income (expenses):

Interest income	83,682	4,756	78,926	1660%
Bargain gain on purchase of subsidiaries	5,280,042	-	5,280,042	NA
Other - net	432,064	(18)	432,082	2400456%
Total other income (expenses)	5,795,788	4,738	5,791,050	122226%

Income (loss) before income taxes	9,302,532	(371,908)	9,674,440	2601%
Income tax expense	698,508	(268,440)	966,948	360%

Net income (loss)	8,604,024	(103,468)	8,707,492	8416%
Net income attributable to the noncontrolling interests	(1,386,556)		(1,386,556)	NA
Net income (loss) attributable to parent's shareholders	7,217,468	(103,468)	7,320,936	7076%

Overview of the years ended June 30, 2013 and 2012

Revenues

Revenues increased by $34,688,470, or 1,100%, from $3,153,776 for the year ended June 30 2012 to $37,842,246 for the year ended June 30, 2013. The increase in revenues was mainly attributable to our new operations in Taiwan after August 24, 2012 that occurred as a result of our acquisition of AHFL.

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan and increased our sub-agent numbers from 1,098 as of June 30, 2012 to 2,691 as of June 30, 2013.

Cost of revenue and gross profit

The cost of revenue for the year ended June 30, 2013 increased by $21,946,135 or 929%, to $24,309,716 compared to $2,363,581 for the year ended June 30, 2012. Over 90% of the cost of revenue is commissions paid to our sales agents. Therefore the cost of revenue increased as our sales increased.

The gross profit for the year ended June 30, 2013 increased by $12,742,335, or 1,613%, to $13,532,530 compared to $790,195 for the year ended June 30, 2012. The gross profit ratio increased to 36% for the year ended June 30, 2013 from 25% for the year ended June 30, 2012. The increase in profitability was mainly due to the higher margins of Law Broker.

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

Other income

Other income for the year ended June 30, 2013 was mainly bargain gain on acquisition of AHFL and its subsidiaries and rental income of sub-leased spare offices and garage.

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

According to tax regulations by PRC tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue was not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over the past five years can be adjusted. Therefore, in the years ended June 30, 2013 and 2012, Anhou and Sichuan Kangzhuang reversed the tax payable of $274,489 and $283,880, respectively, which was accrued before 2011 tax year for such deductible commission and credited as income tax benefit.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(AUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by operating activities	$469,470	$10,411,924	(9,942,454)	-95%
Net cash provided by (used in) in investing activities	1,205,962	(1,706,555)	2,912,517	171%
Net cash provided by (used in) financing activities	391,812	(1,071,853)	1,463,665	137%

Operating activities

Net cash provided by operating activities during the year ended December 31, 2014 was $469,470, significantly decreased in comparison with $10,411,924, net cash provided by operating activities during the year ended December 31, 2013. The decrease is mainly because AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”) in June 2013. Then AHFL received an Execution Fee of approximately $8.3 million from AIATW, which is recorded as unearned revenue by the Company. In addition, compared with the year ended December 31, 2013, the Company’s income from operations decreased by approximately $3.2 million, which is the other factor that result in the decrease of net cash provided by the operating activities.

Investing activities

Net cash provided by investing activities was $1,205,962 during the year ended December 31, 2014, which is mainly due to selling investment of approximately $1.6 million in current deposit and cash of approximately $0.2 million obtained by acquisition of PFAL. During the year ended December 31, 2013, net cash used in investing activities was $1,706,555, which is mainly due to the investment in purchase of marketable securities. In addition, compared with the year ended December 31, 2013, during the year ended December 31, 2014, the Company’s investment in property, plant and equipment decreased by approximately $0.3 million.

Financing activities

Net cash provided by financing activities was $391,812 during the year ended December 31, 2014, which is mainly due to the loan borrowed from Lee Shu-Fen, the Series A Director of the Company, in the amount of $314,644 (NTD10 million) to AHFL. The term for the loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. In January 2015, the principal amount of this loan together with the accrued interests was fully repaid by AHFL.

During the year ended December 31, 2013, net cash used in financing activities was $1,071,853, which is mainly due to the repayment for the borrowing from the related parties.

The following table represents a comparison of the net cash provided by (used in) operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the six months ended December 31, 2013 and 2012 and for the years ended June 30, 2013 and 2012:

	Six Months Ended December 31,				Years Ended June 30,
	2013	2012			2013	2012
	(AUDITED)	(UNAUDITED)	Change	Percent	(AUDITED)	(AUDITED)
Net cash provided by (used in) operating activities	$7,816,783	$(222,457)	$8,039,240	3614%	$1,598,575	$(344,495)
Net cash provided by (used in) in investing activities	(4,837,045)	9,285,476	(14,122,521)	-152%	12,738,126	(24,557)
Net cash provided by (used in) financing activities	(1,614,159)	325,427	(1,939,586)	-596%	1,260,382	304,872

Operating activities

Net cash provided by operating activities during the six months ended December 31, 2013, was $7,816,783, including $7,930,190 advance payment received from AIA International Limited Taiwan Branch. Net cash used in operating activities during the six months ended December 31, 2012 was $222,457. The increase was mainly contributed by our Taiwan business.

Net cash provided by operating activities during the year ended June 30, 2013 was $1,598,575. Net cash used in operating activities during the year ended June 30, 2012 was $344,495. The increase was mainly contributed by our Taiwan business.

Investing activities

Net cash used in investing activities was $4,837,045 during the six months ended December 31, 2013, which is mainly due to the purchase of $4,190,739 fund by Law Broker during the period. The net cash provided by investing activities was $9,285,476 for the six months ended December 31, 2012, which was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities.

Net cash provided by investing activities was $12,738,126 during the year ended June 30, 2013. This was the combined effect of cash acquired in acquisition of AHFL and purchase of marketable securities. The net cash used in investing activities was $24,557 for the year ended June 30, 2012.

Financing activities

For the six months ended December 31, 2013, net cash used in financing activities was $1,614,159, which is mainly due to the $1,668,838 repayment to related parties. Net cash provided by financing activities was $325,427 in the six months ended December 31, 2012, which is the result of borrowings from the Company’s related parties.

For the year ended June 30, 2013, net cash provided in financing activities was $1,260,382 and net cash provided by financing activities was $304,872 in the year ended June 30, 2012.  The increase was mainly due to the proceeds of borrowing from Mrs. Lee Shu Fen, director of CUIS, and Ms. Zhu Shuqin, a shareholder of Anhou.

Related Party Loan and Loans to Unrelated Third Parties

Anhou Registered Capital Increase

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

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, used to have a registered capital of RMB10 million (approximately $1.6 million). The branch offices of Anhou currently were all in Henan province. To better implement its expansion strategies, Anhou intended to increase its registered capital to RMB50 million (approximately $8 million) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with CU Hong Kong.

Under the Company Loan Agreement, AHFL agreed to provide a loan to the CU Hong Kong with the principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such was ten years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of CU Hong Kong on August 30, 2013.

In August 2013, the CU Hong Kong entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from CU Hong Kong for their investment in Anhou and CU Hong Kong agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such loans was ten years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and CU Hong Kong may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to CU Hong Kong.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loan

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Mrs. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. In January 2015, the principal amount of this loan together with the accrued interests was fully repaid by AHFL.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$214,165	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,255	2,265
Due to Mrs. Lee(Director of CUIS)	315,027	35,062
Total	$531,447	$154,798

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Contractual Obligations

We have total contractual obligations over the next year of $1,719,838 and $3,067,876 over the next three years primarily consisting of various operating office lease agreements.

A summary of our fixed contractual obligations and commitments at December 31, 2014, is as follows:

	Payments Due by Period
	Total	1 Year	2-3 Years	4-5 Years	> 5 Years
Operating leases	$3,381,910	$1,719,838	$1,348,038	$306,116	$7,918

Off Balance Sheet Arrangements

As of December 31, 2014, the Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

As of December 31, 2014, we had cash of RMB26.4 million, approximately $4.3 million, and NT$472.1 million, approximately $15.1 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2014, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Foreign Currency Risk

The functional currency for the subsidiaries in Taiwan is NT$ and the functional currency for the subsidiaries and CAE in PRC is RMB.The financial statements of the Company are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. The management does not consider its present foreign exchange risk to be significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China United Insurance Service, Inc.

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the year ended December 31, 2014 and six months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2014 and 2013, and the results of its consolidated operations and its cash flows for the year ended December 31, 2014 and six months ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Simon & Edward, LLP

Diamond Bar, California

March 16, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China United Insurance Service, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders’ equity and cash flows for each of the years in the two-year period ended June 30, 2013 of China United Insurance Service, Inc. China United Insurance Service, Inc's., management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements of China United Insurance Service, Inc referred to above present fairly, in all material respects, the results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

Goldman Kurland and Mohidin LLP

September 23, 2013, except for Note 1 for which the date is June 25, 2014

Encino, California

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	December 31, 2013

ASSETS
Current assets
Cash and equivalents	$19,571,799	$18,070,093
Marketable securities	2,437,006	2,563,685
Accounts receivable, net	7,706,273	7,282,183
Current assets associated with discontinued operations	174,308	184,360
Other current assets	400,159	2,145,317
Total current assets	30,289,545	30,245,638

Property, plant and equipment, net	1,061,762	1,041,189
Intangible assets	270,956	308,267
Goodwill	31,651	-
Long-term Investment	95,328	102,295
Other assets	587,522	587,303
TOTAL ASSETS	$32,336,764	$32,284,692

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$919,907	$498,441
Unearned revenue	-	1,586,038
Other current liabilities	9,533,589	8,631,639
Deferred tax liability	37,662	-
Current liabilities associated with discontinued operations	782	666
Due to related parties	531,447	154,798
Total current liabilities	11,023,387	10,871,582

Long-term liabilities	7,500,645	7,095,062
TOTAL LIABILITIES	18,524,032	17,966,644

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000	-
authorized, 29,100,503 issued and outstanding	291	291
Additional paid-in capital	4,674,593	4,674,593
Statutory Reserve	1,388,014	415,041
Accumulated other comprehensive loss	(350,881)	(75,888)
Retained earnings (accumulated deficit)	1,717,278	3,598,383
Stockholder’s equity attribute to parent’s shareholders	7,429,305	8,612,430
Noncontrolling interest	6,383,427	5,705,618
TOTAL STOCKHOLDERS’ EQUITY	13,812,732	14,318,048
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,336,764	$32,284,692

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2014	2013	2013	2012

Revenues	$47,449,962	$23,689,110	$37,842,246	$3,153,776
Cost of revenue	30,408,118	16,040,303	24,309,716	2,363,581

Gross profit	17,041,844	7,648,807	13,532,530	790,195

Operating expenses:
Selling	4,034,409	2,010,744	962,958
General and administrative	11,971,863	5,948,516	9,062,828	1,166,841
Impairment loss of goodwill	-	122,250	-	-

Income (loss) from operations	1,035,572	(432,703)	3,506,744	(376,646)

Other income (expenses):
Interest income	229,317	108,654	83,682	4,756
Bargain gain on purchase of subsidiaries	-	-	5,280,042	-
Other - net	365,225	(652,079)	432,064	(18)
Total other income (expenses)	594,542	(543,425)	5,795,788	4,738

Income (loss) before income taxes	1,630,114	(976,128)	9,302,532	(371,908)
Income tax expense	1,672,840	143,660	698,508	(268,440)

Net income (loss)	(42,726)	(1,119,788)	8,604,024	(103,468)
Net income attributable to the noncontrolling interests	(865,406)	(32,190)	(1,386,556)	-
Net income (loss) attributable to parent's shareholders	(908,132)	(1,151,978)	7,217,468	(103,468)

Other comprehensive items
Foreign currency translation gain (loss)	(268,695)	(38,218)	13,195	13,972
Other comprehensive income(loss)	(6,298)	4,001	384	-
Attributable to parent's shareholders	(274,993)	(34,217)	13,579	13,972
Other comprehensive items
attributable to noncontrolling interest	346,783	16,557	(1,630)	-

Comprehensive income (loss) attributable to
parent's shareholders	$(1,183,125)	$(1,186,195)	$7,231,047	$(89,496)

Comprehensive income (loss) attributable to
noncontrolling interest	$(518,623)	$(15,633)	$(1,388,186)	$-

Weighted average shares outstanding:
Basic	29,100,503	29,100,503	27,593,654	20,100,503
Diluted	29,100,503	29,100,503	28,588,174	20,100,503

Income (loss) per share:
Basic	$(0.031)	$(0.040)	$0.262	$(0.005)
Diluted	$(0.031)	$(0.040)	$0.252	$(0.005)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Six Months Ended December 31,	Years Ended June 30,
	2014	2013	2013	2012

Cash flows from operating activities:
Net income (loss)	$(42,726)	$(1,119,788)	$8,604,024	$(103,468)
Adjustments to reconcile net income to net cash
Depreciation and amortization	407,390	152,362	108,492	39,366
Gain on valuatin of financial assets	(11,181)	-	-	-
Loss on disposal of fixed assets	99,443	303,079	-	-
Bargain gain on purchase of subsidiaries	-	-	(5,280,042)	-
Impairment loss on goodwill	-	122,250	-	-
Share-based payment	-	-	-	1,508
Write off VAT to be deducted		68,003	-	-
Change in deferred tax liabilities	39,447	-	-	-
Changes in operating assets and liabilities:			-	-
Accounts receivable	(841,719)	(3,181,659)	(1,773,181)	(102,830)
Other current assets	(200,081)	(514,736)	103,643	(7,051)
Other assests	(22,502)	(73,905)	(19,207)	-
Tax payable	460,524	(398,047)	(123,260)	(295,807)
Other current liabilities	580,875	6,115,072	(21,894)	123,787
Long-term unearned revenue	-	6,344,152	-	-
Net cash provided by (used in) operating activities	469,470	7,816,783	1,598,575	(344,495)

Cash flows from investing activities:
Cash from acuqisition	128,933	-	12,766,882	-
Sale of investment in current deposit	1,627,816	-	-	-
Purchase of Marketable securities	-	(4,190,739)	(2,553)	-
Purchase of property, plant and equipment	(464,286)	(450,864)	(8,912)	(24,557)
Purchase of intangible assets	(86,501)	(195,442)	(17,291)	-
Net cash provided by (used in) investing activities	1,205,962	(4,837,045)	12,738,126	(24,557)

Cash flows from financing activities:
Proceeds from related party borrowing	391,812	54,679	1,260,382	323,029
Repayment to related parties	-	(1,668,838)	-	(18,157)
Net cash provided by (used in) financing activities	391,812	(1,614,159)	1,260,382	304,872

Foreign currency translation	(565,538)	(813)	(149,967)	25,178
Net increase (Decrease) in cash and cash equivalents	1,501,706	1,364,766	15,447,116	(39,002)

Cash and cash equivalents, beginning balance	18,070,093	16,705,327	1,258,211	1,297,213
Cash and cash equivalents, ending balance	$19,571,799	$18,070,093	$16,705,327	$1,258,211

Interest paid	$-	$-	$-	$-
Income tax paid	$1,187,694	$483,058	$974,615	$15,720

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common stock	Amount	Preferred stock	Amount	Additioanl Paid -in Capital	Statutory Reserves	Other comprehensive loss	(Accumulated Deficit)/ Retained earnings	Total	Noncontrolling interest	Total equity
Balance July 1, 2011	20,000,000	$200	-	-	2,673,186	-	(69,222)	(1,815,504)	$788,660	$-	$788,660

Share-based payment	100,503	1	-	-	1,507	-	-	-	1,508	-	1,508
Foreign currency translation gain	-	-	-	-	-	-	13,972	-	13,972	-	13,972
Net loss	-	-	-	-	-	-	-	(103,468)	(103,468)	-	(103,468)

Balance June 30, 2012	20,100,503	201	-	-	2,674,693	-	(55,250)	(1,918,972)	700,672	-	700,672
Reclassification to preferred stock	(1,000,000)	(10)	1,000,000	10	-	-	-	-	-	-	-
Issuance of common stock	10,000,000	100	-	-	1,999,900	-	-	-	2,000,000	-	2,000,000
Foreign currency translation gain (loss)	-	-	-	-	-	-	13,195	-	13,195	(1,630)	11,565
Other comprerhensive gain (loss)							384
Appropriation of reserves	-	-	-	-	-	257,785	-	(390,879)	(133,094)	133,094	-
Net income	-	-	-	-	-	-	-	7,217,468	7,217,468	1,386,556	8,604,024
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	-	4,171,965	4,171,965
Balance June 30, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$257,785	$(41,671)	$4,907,617	$9,798,625	$5,689,985	$15,488,610
Appropriation of reserves	-	-	-	-		157,256		(157,256)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-			(38,218)		(38,218)	(18,623)	(56,841)
Other comprerhensive gain (loss)	-	-	-	-			4,001		4,001	2,066	6,067
Net income								(1,151,978)	(1,151,978)	32,190	(1,119,788)
Balance December 31, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$415,041	$(75,888)	$3,598,383	$8,612,430	$5,705,618	$14,318,048
Appropriation of reserves						972,973		(972,973)	-		-
Foreign currency translation gain (loss)							(268,695)		(268,695)	(343,537)	(612,232)
Other comprerhensive gain (loss)							(6,298)		(6,298)	(3,246)	(9,544)
Net income								(908,132)	(908,132)	865,406	(42,726)
Increase in noncontrolling interest of newly acquired subsidiary										159,186	159,186
Balance December 31, 2014	29,100,503	$291	1,000,000	$10	$4,674,593	$1,388,014	$(350,881)	$1,717,278	$7,429,305	$6,383,427	$13,812,732

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2014 and 2013, June 30, 2013 and 2012

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

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Pursuant to the Agreement, Mr Wong would increase PFAL’s capital contribution from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital contribution by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent are under the process of liquidation as of now.

The corporate structure as of December 31, 2014 is as follows:

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

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2014 and 2013.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the years ended December 31, 2014, June 30, 2013 and 2012, and six months ended December 31, 2013.

Goodwill

Goodwill arose from the acquisition of PFAL and Sichuan Kangzhuang (Note 10). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. Sichuan Kangzhuang has been suffering net loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired. Accordingly, we recorded a goodwill impairment loss of $122,250 in the six months ended December 31, 2013. As of December 31, 2014, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the six months ended December 31, 2013 and for the fiscal years ended December 31, 2014 and June 30, 2013 and 2012, policy cancellations were $22,553, $84,476, $12,809 and nil, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2014 and 2013, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the six months ended December 31, 2013, and it has not been paid during the year ended December 31, 2014.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of December 31, 2014, which was classified as equity.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of December 31, 2014, approximately $824,108 of the Company’s cash and equivalents held by financial institutions, including $104,285 from discontinued operation, was insured, and the remaining balance of $18,587,487, including $55,919 from discontinued operation, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

Before acquired AHFL and its Taiwan subsidiaries on August 24, 2012, the company has two principle insurance companies for which it acts as insurance agent. After acquired AHFL and its Taiwan subsidiaries, the Company has several principal insurance companies, for which it acts as an insurance agent. For the six months ended December 31, 2013 and for the years ended December 31, 2014 and June 30, 2013 and 2012, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Year ended December 31, 2014		Six months ended December 31, 2013		Year ended June 30, 2013		Year ended June 30, 2012
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$13,493,644	28%	$6,590,776	28%	$12,118,121	32%
Fubon Life Insurance Co.,Ltd.	7,621,634	16%	4,894,133	21%	9,245,419	24%
AIA International Ltd.,Taiwan	6,938,013	15%	3,424,615	14%
TransGlobe Life Insurance Inc.	5,584,124	12%	3,983,464	17%
Sunshine							$830,954	26%
Taiping							751,126	24%

As of December 31, 2014 and 2013, and June 30, 2013 and 2012, the Company’s accounts receivable from these companies were:

	December 31, 2014		December 31, 2013		June 30, 2013		June 30, 2012
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$2,150,294	28%	$1,967,886	27%	$1,501,865	36%
AIA International Ltd.,Taiwan	1,098,879	14%
Fubon Life Insurance Co.,Ltd.	963,118	12%	1,390,208	19%	673,710	16%
TransGlobe Life Insurance Inc.	735,755	10%
Sunshine							$73,812	40%
Taiping							21,618	12%

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

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. In the past periods, the Company managed and reviewed its business as two operating segments. The business of CU WOFE and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment.

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

The PRC segment does not meet any of the above quantitative thresholds and Taiwan segment is substantially all of the reported consolidated amounts. Therefore, we are not reporting these two segments separately. Note 21 disclose revenues from the two segments.

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

The Company reviews the VIE’s status on an annual basis. For the six months ended December 31, 2013, and the years ended December 31, 2014, June 30, 2013 and 2012, no event including a-d above took place that would change the Company’s primary beneficiary status.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income (loss) or stockholders’ equity.

Recent Accounting Pronouncements

The FASB has issued ASU No. 2014-09, Revenue from Contracts with Customers. This ASU supersedes the revenue recognition requirements in Accounting Standards Codification 605 - Revenue Recognition and most industry-specific guidance throughout the Codification. The standard requires that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This ASU is effective on January 1, 2017 and should be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the ASU recognized at the date of initial application. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered.. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

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

NOTE 3 – CASH AND EQUIVALENTS

As of December 31, 2014 and 2013, our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$31,210	$(2,932)	$28,278
Funds	2,532,475	(123,747)	2,408,728
	$2,563,685	$(126,679)	$2,437,006

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$29,453	$1,757	$31,210
Funds	2,531,317	1,158	2,532,475
	$2,560,770	$2,915	$2,563,685

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Prepaid rent and rent deposit	$191,995	$121,361
Refundable business tax	912	40
Investment in current deposit	-	1,630,789
Other	207,252	393,127
Total other current assets	$400,159	$2,145,317

Refundable business tax, similar to VAT in mainland China, represents business tax prepaid by Risk Management and AHFL, expected to be refunded by Taiwan tax bureau. Investment in current deposit is a semiannual investment product that Anhou purchased in November 2013. Others mainly represent advances to staff and other miscellaneous receivables.

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of December 31, 2014 and 2013:

	December 31, 2014	December 31,2013
Office Equipment	$1,026,426	$1,204,386
Office Furniture	139,755	111,699
Leasehold improvements	478,154	469,102
Transportation equipment	89,240	89,598
Other equipment	64,002	51,421
Total	1,797,577	1,926,206
Less: accumulated depreciation	(735,815)	(885,017)
Total property, plant and equipment, net	$1,061,762	$1,041,189

NOTE 7 – INTANGIBLE ASSETS

As of December 31, 2014 and 2013, the Company’s intangible assets consisted the following:

	December 31, 2014	December 31, 2013
Software	$462,903	$402,096
Less accumulated amortization	(191,947)	(93,829)
Total other current assets	$270,956	$308,267

Estimated future intangible amortization as of December 31, 2014 is as follows:

Years ending December 31,	Amount
2015	$113,831
2016	75,936
2017	22,802
2018	22,802
2019	17,254
Thereafter	18,331
Total	$270,956

NOTE 8 – LONG-TERM INVESTMENT

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($94,508) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	(77)	95,328
	$95,405	$(77)	$95,328

	December 31, 2013
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	101,599	696	102,295
	$101,599	$696	$102,295

NOTE 9–OTHER ASSETS

 The Company’s other assets consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Restricted cash	$162,906	$163,559
Rental deposits	384,670	405,935
Other	39,946	17,809
Total other assets	$587,522	$587,303

Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Deposits include long-term leasing deposits.

NOTE 10 – ACQUISITION AND GOODWILL

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

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Upon the Agreement, Mr Wong would increase PFAL’s capital contribution from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000, approximately $197,335, to PFAL’s capital contribution. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed acquired as goodwill. No intangible assets were identified as of the acquisition date. As of December 31, 2014, there were no any indications of the impairment of the goodwill.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
PRC Tax	$172,765	$152,105
Taiwan Tax	747,142	346,336
Total tax payable	$919,907	$498,441

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

As of December 31, 2013, the Company booked $1,586,038 as short-term liability since we expected to record this amount as revenue within the next twelve months. The remaining balance of $6,344,152 was recorded as long-term liability (Note 14). According to the revised agreement, as of December 31, 2014, the Company did not book any short-term unearned revenue since we did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,500,645 as long-term liability. For the year ended December 31, 2014, no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013
Commissions payable to sub agents	$5,311,365	$4,972,338
Salary payable to administrative staff	144,158	75,934
Due to previous shareholders of Jiangsu Law	-	84,238
Due to previous shareholders of AHFL	750,910	-
Withholding employee personal tax	259,458	326,652
Accrued expenses	2,844,166	3,053,140
Other	223,532	119,337
Total other current liabilities	$9,533,589	$8,631,639

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

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of December 31, 2014 and 2013:

	December 31, 2014	December 31, 2013

Long-term other payable	$-	$750,910
Unearned revenue	7,500,645	6,344,152
Total other long-term liabilities	$7,500,645	$7,095,062

Long-term other payable as of December 31, 2013 is the result of the Company’s acquisition of AHFL as described in Note 1. It’s the cash payment to be made to the selling shareholders of AHFL. On March 14, 2013, the payment deadline was extended to March 31, 2015. As of December 31, 2014, it was reclassified as short-term liabilities.

As described in Note 12, the Company recorded $7,500,645 (NT$238,095,238, net of tax) received from AIATW as unearned revenue. According to the revised agreement, as of December 31, 2014, the Company did not book any short-term unearned revenue since we did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,500,645 as long-term liability. As of December 31, 2013, the Company booked $6,344,152 as long-term liability for the same reason.

NOTE 15 – STATUTORY RESERVES

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

According to Chinese tax regulations by the Chinese tax authorities effective January 1, 2008, commissions paid to sub-agents in excess of 5% of the commission revenue were not tax deductible. According to China State Administration of Taxation #15 Announcement in 2012, effective from 2011, such commissions can be fully deducted. Also, such tax payable over three years can be reversed. Therefore, in the years ended June 30, 2013 and 2012, Anhou and Sichuan Kangzhuang reversed the tax payable of $274,489 and $283,880, respectively, which was accrued before 2011 tax year for such deductible commission and credited as income tax benefit, which is stated as “change in tax status” on the income tax rate reconciliation tables below.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. In June 2014, Law Enterprises decided not to distribute its earnings accumulated as of December 31, 2013. Accordingly, NT$18,903,349, approximately $626,406, of additional tax was accrued. In December 31, 2014, Law Enterprises decided not to distribute its earnings in 2014. Accordingly, additional NT$9,200,945, approximately $303,589, of income tax was accrued as of December 31, 2014, which is stated as “income tax on undistributed earnings” on the income tax rate reconciliation tables below.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended December 31, 2013 and the years ended December 31, 2014 and June 30, 2013 and 2012:

	Year ended December 31, 2014	Six months ended December 31, 2013	Year ended June 30, 2013	Year ended June 30, 2012
US statutory rate	34%	34%	34%	34%
Tax rate difference	(33)%	(2)%	(8)%	(9)%
Tax base difference	1%	(1)%	-%	3%
Change in tax status	-%	-%	(3)%	76%
Income tax on undistributed earnings	57%	(6)%	-%	-%
Loss in subsidiaries	45%	(38)%	2%	(33)%
Write-off residual value of fixed assets	1%	(5)%	-%	-%
Impairment of goodwill	-%	(3)%	-%	-%
Gain on bargain purchase of subsidiary	-%	-%	(19)%	-%
Un-deductible and non-taxable items	(2)%	6%	2%	1%
Tax per financial statements	103%	(15)%	8%	72%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 17 - RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2013 and 2014:

	December 31, 2014	December 31, 2013
Due to Mr. Mao (Principal Shareholder of the Company)	$214,165	$117,471
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,255	2,265
Due to Mrs. Lee (Director of CUIS)	315,027	35,062
Total	$531,447	$154,798

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Mrs. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015.

NOTE 18– COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the six months ended December 31, 2013 and for the years ended December 31, 2014, and June 30, 2013 and 2012 were $754,029, $1,668,571, $1,410,945 and $889,080, respectively. At December 31, 2014, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended December 31, 2015	$1,719,838
Twelve months ended December 31, 2016	937,485
Twelve months ended December 31, 2017	410,553
Thereafter	314,034
Total	$3,381,910

NOTE 19 - DISCONTINUED OPERATION

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent are under the process of liquidation as of now.

Law Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The combined Total Assets and Total Liabilities of Law Management and Law Agent as of December 31, 2014 and 2013 and June 30, 2013 are as follows:

	As of December 31, 2014	As of December 31, 2013	As of June 30, 2013
Total Assets (including cash)	334,512	203,597	277,582
Total Liabilities	255,954	117,240	121,134

The combined Revenue, Net Loss and EPS of Law Management and Law Agent for the six months ended December 31, 2013 and the years ended December 31, 2014 and June 30, 2013 are as follows:

	Year Ended December 31, 2014	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Revenue	-	-	-
Net Loss	(3,270)	(132,229)	(4,173)
EPS	-	-	-

NOTE 20 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE

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

NOTE 21 – GEOGRAPHICAL REVENUE

The geographical distribution of China United’s revenue for the six months ended December 31, 2013 and for the years ended December 31, 2014, and June 30, 2013 and 2012 were as follows:

Geographical Areas	Year ended December 31, 2014	Six months ended December 31,2013	Year ended June 30,2013	Year ended June 30,2012
PRC	$3,060,765	$1,488,110	$2,775,431	$3,153,776
Taiwan	44,389,197	22,201,000	35,066,815
	$47,449,962	$23,689,110	$37,842,246	$3,153,776

NOTE 22 – LOAN TO SHAREHOLDERS

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

On June 9, 2013, AHFL entered into a Loan Agreement with ZLI Holdings, whereby AHFL agreed to provide a loan to ZLI Holdings of RMB40 million ($6,389,925). The term for such loan is 10 years which may be extended upon the agreement of the parties. The loan was remitted to ZLI Holdings on August 30, 2013. In August 2013, ZLI Holdings entered into three loan agreements (“Investor Loan Agreements”) with the following independent third parties, collectively, the Investor Borrowers:

1.	Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong (RMB29,500,000 ($4,712,570))
2.	Mr. Chen Li, PRC citizen (RMB3,000,000 ($479,244))
3.	Ms. Yue Jing, PRC citizen (RMB7,500,000 ($1,198,111))

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of December 31, 2014 and 2013, the loan was offset against equity.

On October 20, 2013, the investor borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 23 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of December 31, 2014. The Series A Stock has the following rights and preferences:

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

NOTE 24 – PRO FORMA CONSOLIDATED STATEMENTS OF OPERATIONS

The basis of pro forma consolidated statements of income of the Company is as if the Acquisition Agreement for AHFL was signed on July 1, 2011 and 2012, and AHFL’s acquisition of Law Enterprise happened on the same date. The pro forma consolidated statements of income were derived from the statement of income for the years ended June 30, 2013 and 2012 of AHFL and CUIS. The Company recorded the excess of purchase price over the fair value of assets and liabilities acquired as bargain gain on purchase in the pro forma consolidated statements of income.

	Years Ended June 30,
	2012	2013

Revenues	$40,966,268	$44,111,682
Cost of revenue	28,485,785	28,529,338
Gross profit	12,480,485	15,582,344

Operating expenses:
Selling	1,046,457	962,958
General and administrative	8,056,531	10,172,209

Income (loss) from operations	3,377,497	4,447,177

Other income (expenses)
Interest income	8,399	83,163
Gain on acquisition of subsidiary	5,442,523	5,280,042
Other - net	477,523	511,609
Total other income	5,928,445	5,874,814

Income before income taxes	9,305,942	10,321,991
Income tax expense (benefit)	578,067	873,343

Net income	8,727,875	9,448,648

NOTE 25 - SUBSEQUENT EVENTS

Subsequent Acquisition

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. LI CHWAN HAU, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of CUIS (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the Selling Shareholder would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL will become a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds approximately 15% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed, the Selling Shareholder transferred 100% shares in GHFL to AHFL. The Put Option has not been exercised by the Selling Shareholder as of March 15, 2015.

Loan Agreement and Repayment of Loans

In January 2015, the principal amount of loans previously disclosed together with the accrued interests under the loan agreements entered into by and between AHFL with Ms. Lee Shu-Fen on December 23, 2014 was fully repaid by AHFL.

Discontinued Operation

As stated in Note 19, in the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Agent was approved by the Taiwan (R.O.C) Government on January 13, 2015. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent are under the process of liquidation as of now.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determine that there were no other subsequent events or transactions, except as stated above, that require recognition or disclosures in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2014, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2014, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant tothe Company’s status as an emerging growth company undertheJumpstart Our Business Startups Act of 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth, as of March 15, 2015, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Mao Yi Hsiao	56	Director and Chief Executive Officer
Li Fu Chang	59	Director
Li Chwan Hau	54	Director
Chen Kuei Chiao	49	Director
Lee Shu Fen	54	Director
Chuang Yung Chi	43	Chief Financial Officer
Hsieh Tung Chi	40	Chief Operating Officer
Hsu Wen Yuan	45	Chief Marketing Officer
Chiang Te Yun	37	Chief Technology Officer

Business Experience

The following summarizes the occupation and business experience for our officers, directors, key employees and consultants.

Mao Yi Hsiao, Director and CEO

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

Li Fu Chang, Director

Mr. Li has served as a director of the Company since January 2011. Mr. Li has 30 years of insurance industry experience, including 17 years in the insurance agency industry. From 1980 to 1992, he worked as a manager for Guohua Life Insurance Co., Ltd. From 1992 to 1993 Mr. Li worked as General Manager for Gongxin insurance brokers Co., Ltd. or KHIB. Mr. Li served as a president to Time Insurance Brokers Co., Ltd. from 1993 to 2003. Mr. Li served as a consultant to the Company’s affiliated entity Anhou from October 2003 to October 2009 and as the Chairman of Anhou from October 2009 to May 2012. Mr. Li received a Bachelor degree in Mass Communication from Fu Jen Catholic University. He is one of the primary insurance brokers in Taiwan. Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

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

Chen Kuei Chiao, Director

Ms. Chen served as a director of the Company since February 13, 2013. Prior to her appointment as a director of the Company, Ms. Chen served as store manager for KFC in Taiwan from 1987 to 1996. Ms. Chen has not served in any professional capacity in the past six years. Ms. Chen graduated from Yongda Technology College with an associate degree in chemical engineering. Ms. Chen was selected as a director because of her personnel management skills accumulated during her years at KFC.

Lee Shu Fen, Director

Ms. Lee served as a director of the Company since December 6, 2013. Ms. Lee has served as the Law Broker’s Chief Executive Officer since 1987. Ms. Lee worked in Nan Shan Life Insurance Company, Ltd. from September 1983 to September 1987. Ms. Lee serves as the Chairman of the Law Insurance Broker Co., Ltd. from February 2013 to the present. Ms. Lee also serves as the general manager of Law Enterprise Co., Ltd. from February 2013 to the present. Ms. Lee has 30 years of insurance industry experience. Ms. Lee graduated from the National Taiwan Ocean University in Taiwan in the year of 1983, where she received a bachelor's degree of Department of Aquaculture.

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

Hsu Wen Yuan, Chief Marketing Officer

Mr. Hsu has served as the Company’s Chief Marketing Director since January 2011. Mr. Hsu has 17 years of insurance industry experience. From February 2001 to May 2006, Mr. Hsu served as a Vice Business Executive at Alexander Leed Risks Service Inc., an insurance brokerage company. From September 2006 to May 2009, Mr. Hsu served as General Manager of KunshanWoma Insurance Agency Co., Ltd., an insurance agency company. From June 2009 to the present, Mr. Hus served as General Manager of the Company’s affiliated entity Sichuan Kangzhuang. Mr. Hsu graduated from Feng Chia University with a major in Risk Management and Insurance.

Chiang Te Yun, Chief Technology Officer

Mr. Chiang has served as the Company’s Chief Technology Officer since January 2011. Mr. Chiang graduated from insurance department of Shih Chien University and has ten years of experience in the insurance industry. From January 2004 to the present, Mr. Chiang has served as the Manager of the Company’s affiliated entity Jiangsu Law.

Code of Ethics

We have not adopted a code of ethics that applies to our officers, employees and directors, including our Chief Executive Officer and senior executives. However, we plan to adopt one in the future.

Family relationships

Ms. Lee Shu Fen, a director of the Company designated by the preferred shareholders of the Company, is the spouse of Mr. Mao Yi Hsiao who is the Chief Executive Officer and a director of the Company. Other than as described above, there are no family relationships by and between or among the members of the Board or other executives. None of our directors and officers is directors or executive officers of any company that files reports with the SEC.

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors (“BOD”) functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and is therefore not required to have an audit committee comprised of independent directors. Our BOD has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our BOD has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication.Accordingly, the BOD believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the years ended December 31, 2013 and December 31, 2014: Chief Executive Officer Mao Yi Hsiao (Form 3and Form 4), Chief Financial Officer Chuang Yung Chi (Form 3), Chief Operating Officer Hsieh Tung Chi  (Form 3), Chief Marketing Officer Hsu Wen Yuan (Form 3), Chief Technology Officer Chiang Te Yun (Form 3), Directors Li Fu Chang (Form 3), Li Chwan Hau (Form 3), Chen Kuie Chiao  (Form 3), and former Chief Executive Officer Lo Chung Mei (Form 3). As of the date of the filing of this annual report, all of the above mentioned reports have been filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our principal executive officer during our fiscal years ended December 31, 2014.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Mao Yi Hsiao Chief Executive Officer	2014	$287,482	-	-	-	-	-	-	$287,482

Lo Chung Mei	2014	$28,755							$28,755
Former Chief Executive Officer	2013	$26,219							$26,219

On August 8, 2014, Mr. Lo resigned as the Company’s Chief Executive Officer and Mr. Mao was appointed Chief Executive Officer.

In the Fiscal year ended December 31, 2014, Mr. Mao Yi Hsiao also served as the consultant of Law Broker and president of Law Enterprise and received all of his compensation from Law Broker and Law Enterprise. In the Fiscal years ended June 30, 2013, the transition period (from July 1, 2013 to December 31, 2013) and in the Fiscal years ended December 31, 2014, Mr. Lo Chung Mei also served as the general manager of Anhou and received all of his compensation from Anhou. The above table identifies all compensation received by the named officer directly or indirectly from the Company, its subsidiaries, and its Consolidated Affiliated Entities.

Outstanding Equity Awards At Fiscal Year End

None.

Director Compensation

Our directors do not currently receive compensation for their service as directors of the Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2014 for compensation not related to their role as directors.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)(2)(3)	Total ($)
Mao Yi Hsiao	-	$287,482	$287,482
Li Fu Chang	-	$56,863	56,863
Li Chwan Hau	-	-
Chen Kuei Chiao Lee Shu Fen	-	$171,114	171,114

(1)	The compensation in the amount $11,373 was paid to Mr. Mao since he worked as the president of Law Enterprise, and the remaining amount was paid to Mr. Mao since he worked as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2014.
(2)	The compensation paid to Li Fu Chang since he has worked as a consultant ofthe Company in the fiscal year ended December 31, 2014.
(3)	The compensation paid to Lee Shu Fen since she has worked as president of Law Broker in the fiscal year ended December 31, 2014.

Employment Agreements

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

Pursuant to an employment agreement between Law Broker and Chao Hui-Hsien, dated January 7, 2013 (the “Chao Agreement”), Chao Hui-Hsien serves as General Manager of Law Broker. The term of Chao Agreement is from January 7, 2013 to January 6, 2015. On January 7, 2015, the Chao Agreement was renewed and the term was extended to January 6, 2016, Ms. Chao is entitled to the payment of the remuneration, calculated as progressive percentage on commissions achieved and subject to the satisfaction of the threshold 13-month and 25-month persistency ratio. The remuneration is paid each year. Ms. Chao is subject to a non-compete which prohibits her from competing with Law Broker during the term of the Chao Agreement within the territories of ROC and the PRC. Chao Agreement shall be terminated upon the expiration. In addition, Ms. Chao and Law Broker may terminate the contract for enumerated reasons listed in the Chao Agreement.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 15, 2015, concerning, except as indicated by the footnotes below:

•	Each person whom we know beneficially owns more than 5% of our common stock or Series A Preferred Stock.
•	Each of our directors.
•	Each of our named executive officers (see the section titled “Executive Compensation”).
•	All of our directors and executive officers as a group.

Unless otherwise noted below, the address of each of the persons set forth below is in care of China United Insurance Service, Inc., 7F, No. 311 Section 3, Nan-King East Road, Taipei City, Taiwan.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.

Applicable percentage ownership is based on 29,100,503 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at March 15, 2015. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Shares	Beneficially	Owned Preferred	% Total
	Common		Stock	Series A	Stock	Voting Power
Name	Shares		%	Shares	%	(1)
Executive Officers and Directors
Mao Yi Hsiao	4,640,234	(2)	15.9	1,000,000	100	37.4
Lee Shu Fen	4,640,234	(2)	15.9	1,000,000	100	37.4
Li Fu Chang	800,000		2.7	-	-	2.0
Li Chwan Hau	1,000,000		3.4	-	-	2.6
Chen Kuei Chiao	0		0	-	-	0
All executive officers and directors as a group (5 persons)	6,440,234		22.1	1,000,000	100	42
Other 5% Beneficial Owners
Able Capital Holdings Co., Ltd.	1,648,700		5.67	-	-	4.2

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

(2) Includes 200,000 shares of common stock held by Lee Shu Fen, Mao Yi Hsiao’s spouse, 200,000 shares of common stock held by Mao Li Chieh, Mao Yi Hsiao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International CO LTD, Mao Yi Hsiao and Lee Shu Fee hold 34% and 66% shares of U-Li Investment Consulting Enterprise Co., Ltd. respectively and U-Link International CO LTD is solely owned by Lee Shu Fen, Mao Yi Hsiao’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Loans

The related parties below loaned money to the Company for working capital. As of the dates below, the following amounts were due to the related parties.

	June 30,	June 30,	December 31,	December 31,
	2012	2013	2013	2014
Due to Mr. Mao (Shareholder of China United)	$1,871	$71,487	$117,471	$214,165
Due to Ms. Zhu	441,272	1,099,331	-	-
Due to Mr. Zhu (Legal representative of Jiangsu Law)	2,139	-	2,265	2,255
Due to Mrs. Lee (Director of China United)	-	566,478	35,062	315,027
Total	$445,332	1,737,296	$154,798	$531,447

The term for the loan from Mrs. Lee is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The borrowing from other related parties are interest-free, unsecured and repayable on demand.

During the six months ended December 31, 2013, Mr. Mao paid $54,679 on behalf of the Company for the operating expense and registered capital of AHFL’s Taiwan branch.

During the six months ended December 31, 2013, the company repaid Mrs. Lee $564,608 and Ms. Zhu ShuQin $1,104,230.

During the year ended December 31, 2014, the Company borrowed $314,644 from Mrs. Lee and $96,694 from Mr. Mao.

In January 2015, the principal amount of loans from Mrs. Lee was fully repaid by the Company.

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

Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Anhou are Hu Changrong (20%), Wang Yanyan (20%), Chen Zhaohui (20%), Yue Jing (15%), HouWeizhe (10%), Zhang Yong (9%) and Chen Li (6%).All of these shareholders are PRC citizens and none of them holds any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Anhou and only leaves Anhou shareholders nominal value therein. Please refer to the chart below for detailed information on any of the Company’s shareholders being a director or officer of the Company, the Company’s subsidiaries or our Consolidated Affiliated Entities.

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in GHFL	Position in Taiwan Genius	Position in CU Hong Kong	Position in CU WFOE	Position in Anhou	Position in Jiangsu Law
Mao Yi Hsiao	Director Chief Executive Officer	Director	Director		Director	Director			General Manager and Chairman	General Manager and Chairman		Supervisor

Li ChwanHau	Director						Director	Director
Li Fu Chang	Director
Chen KueiChiao	Director
Chuang Yung Chi	Chief Financial Officer			Manager of Financial Department

Hsieh Tung Chi	Chief Operating Officer											Division Chief of Management

Chiang Te Yun	Chief Technology Officer											Manager

Chao HuiHsien			Director	General Manager	Director							Vice-General Manager

Lee Shu Fen	Director		General Manager	Director

Tu Wen Ti				Senior Assistant General Manager

Shen Wen Che				Senior Assistant General Manager

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

On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the Acquisition Agreement (the “Second Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL.

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

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan Government on November 26, 2014 and on January 13, 2015, respectively. In accordance with the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent are under the process of liquidation.

As of the date immediately prior to the consummation of the acquisition, certain shareholders of AHFL, including Mao Yi Hsiao, are also significant shareholders of the Company: (i) Mao Yi Hsiao, together with Lee Shu Fen (his wife) and Mao Li Chieh (his daughter), own 17.9% of the outstanding shares of the Company and 24.3% of the outstanding shares of AHFL. Mao Yi Hsiao, one of the directors of the Company, also acts as the sole director of AHFL and the board chairman of Law Enterprise, Law Management and Law Agent, and as the supervisor of Jiangsu Law Broker Co., Ltd. In addition, Lee Shu Fen also acts as general manager of Law Enterprise and the board chairman of Law Broker; (ii) Chao HuiHsien, a shareholder of AHFL and Law Agent, is also a shareholder of the Company. In addition, Chao HuiHsien also acts as general manager of Law Broker and director of Law Enterprise and Law Agent; (iii) Chuang Yung Chi, a shareholder of AHFL, is also a shareholder and Chief Financial Officer of the Company; (iv) Hsieh Tung Chi, a shareholder of AHFL, is also a shareholder of the Company. In addition, Hsieh Tung Chi acts as the Chief Operating Officer of the Company; (v) Tu Wen Ti, a shareholder of AHFL, is also a shareholder of the Company. In addition, Tu Wen Ti acts as the assistant general manager of Law Broker; and (vi) Shen Wen Che, a shareholder of AHFL, is also a shareholder of the Company. In addition, Shen Wen Che acts as the assistant general manager of Law Broker.

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

In August 2013, the HK Company entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li (“Mr.Chen”) and Ms. Yue Jing (Ms. Yue”), both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from the HK Company for their investment in Henan Law Anhou Insurance Agency Co., Ltd. (“Anhou”) and the HK Company agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,532,716). The term for such loans was ten (10) years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, Zhengzhou ZhonglianHengfu Business Consulting Co., Ltd. (the “WFOE”) and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and the HK Company may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to the HK Company.

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

On September 26, 2013, several new PRC individual investors, namely Wang Yanyan, Chen Zhaohui, Yue Jing, HouWeizhe, Zhang Yong, Chen Li (“Anhou New Investors”) and the original shareholders of Anhou, namely, Zhu Shuqin, Wei Qun, Fang Qunlei and Chen Yanxia (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou (the “Capital Increase Resolution”), pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Wang Yanyan would invest RMB10 million ($1,633,179), accounting for 20%, Chen Zhaohui would invest RMB10 million ($1,633,179), accounting for 20%, Yue Jing would invest RMB7.5 million ($1,224,871), accounting for 15%, HouWeizhe would invest RMB5 million ($816,589), accounting for 10%, Zhang Yong would invest RMB4.5 million ($734,930), accounting for 9%, and Chen Li would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Wang Yanyan, Chen Zhaohui, HouWeizhe and Zhang Yong, to invest in Anhou on its behalf.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Goldman Kurland and Mohidin LLP (“GKM”) has served as our independent auditors for the fiscal years ended June 30, 2013 and 2012. During the fiscal years ended June 30, 2013 and 2012, fees for services billed by GKM were as follows:

	2013	2012
Audit fees(1)	$336,970	$146,833
Audit-related fees	-	-
Tax fees(2)	-	-
All other fees	-	-
Total	$336,970	$146,833

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

Simon & Edward LLP (“Simon & Edward”) has served as our independent auditors for the transitional period from July 1, 2013 to December 31, 2013 and for the year ended December 31, 2014. During the periods, fees for services billed by Simon & Edward were as follows:

	2014	Transition Period
Audit fees(1)	$275,500	$127,500
Audit-related fees(2)	6,828	-
Tax fees(3)	20,000	-
All other fees		-
Total	$284,328	$127,500

(1) Consists of fees billed for the audit of our transition financial statements, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

(2) Consists of fees billed for all out-of-pocket expenses associated with performing audit and review services.

(3) “Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Simon & Edward for our consolidated financial statements as of December 31, 2014 and for the transitional period from July 1, 2013 to December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this AnnualReport on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit
Number	Description of Exhibit
2.1	Acquisition Agreement dated August 24, 2012 between the Company and the shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012)
2.2	Amendment to Acquisition Agreement, between the Company and the shareholders of Action Holdings Financial Limited, effective March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013)
2.3	Second Amendment to Acquisition Agreement, between the Company and the shareholders of Action Holdings Financial Limited, effective March 13, 2015.
2.4	Acquisition Agreement dated February 13, 2015, between the Company, AHFL and Li ChwanHau. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015)
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012)
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012)
10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011)
10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011)
10.3	Share Pledge Agreement, dated January 17, 2011 - Zhu Shuqin (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011)
10.4	Share Pledge Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011)
10.5	Share Pledge Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011)
10.6	Share Pledge Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011)
10.7	Power of Attorney, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011)
10.8	Power of Attorney, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011)
10.9	Power of Attorney, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011)
10.10	Power of Attorney, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011)
10.11	Exclusive Option Agreement, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011)
10.12	Exclusive Option Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011)

10.13	Exclusive Option Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011)
10.14	Exclusive Option Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011)
10.15	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Allianz China Life Insurance Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011)
10.16	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011)
10.17	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Li Dan, dated September 6, 2010 (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011)
10.18	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Yan Fang, dated September 6, 2010 (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011)
10.19	Jiangsu Law Share Transfer Agreement, between Anhou and Liu Jianxin, dated September 28, 2010 (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011)
10.20	Jiangsu Law Share Transfer Agreement, between Anhou and Zhu Xudong, dated September 28, 2010 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011)
10.21	Jiangsu Law Share Transfer Agreement, between Anhou and Zhu Xumin, dated September 28, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011)
10.22	Translation of Insurance Agency Contract with Taiping Life Insurance Co., Ltd,, dated November 5, 2003 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011)
10.23	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed with the SEC on November 14, 2011)
10.24	Translation of Employment Agreement with Lo Chung Mei, dated January 1, 2013 (Incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the SEC on September 30, 2013)
10.25	Translation of Employment Agreement with Chiang Te Yun, dated December 30, 2009 (incorporated by reference to Exhibit 10.25 to the Form S-1 filed with the SEC on May 13, 2011)
10.26	Translation of Employment Agreement with Hsu Wen Yuan, dated October 1, 2010 (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed with the SEC on October 28, 2011)
10.27	Translation of Employment Agreement with Tsai Shiu Fang, dated January 1, 2011 (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed with the SEC on October 28, 2011)
10.28	Translation of Employment Agreement with Hsieh Tung Chi, dated December 30, 2009 (incorporated by reference to Exhibit 10.28 to the Form S-1 filed with the SEC on May 13, 2011)
10.29	Translation of Tenancy Contract, Building 4K, dated January 10, 2011 (incorporated by reference to Exhibit 10.29 to the Form S-1 filed with the SEC on May 13, 2011)
10.30	Translation of Tenancy Contract, Building 4F, dated October 5, 2012 (incorporated by reference to Exhibit 10.30 to the Form S-1 filed with the SEC on May 13, 2011)
10.31	Translation of Creditors Right Subrogation Agreement (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011)
10.32	Translation of Debt Waiver Agreement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011)
10.33	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed with the SEC on November 14, 2011)
10.34	Translation of Insurance Agency Contract with Cathay Insurance Co., Ltd., dated November 30, 2011 (incorporated by reference to Exhibit 10.34 to the Form S-1/A filed with the SEC on December 2, 2011)

10.35	Translation of Insurance Agency Contract with Tianan Insurance Co., Ltd., dated July 1, 2011 (incorporated by reference to Exhibit 10.35 to the Form S-1/A filed with the SEC on December 2, 2011)
10.36	Translation of Employment Agreement with Chuang Yun Chi, dated July 2, 2012 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012)
10.37	Translation of Insurance Agency Contract between Law Broker and China Life Insurance Company dated January 1, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012)
10.38	Translation of Insurance Agency Contract between Law Broker and Farglory Life Insurance Co, Ltd. dated December 30, 2000 (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012)
10.39	Translation of Insurance Agency Contract between Law Broker and Fubon Life Insurance Co, Ltd. dated February 20, 2004 (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012)
10.40	Translation of Insurance Agency Contract between Law Broker and KuoHua Life Insurance Company dated July 22, 1993 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012)
10.41	Translation of Insurance Agency Contract between Law Broker and TransGlobe Life Insurance Company dated January 1, 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012)
10.42	Translation of Insurance Agency Contract between Law Broker and ACE Insurance Company dated September 1, 2009 (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012)
10.43	Translation of Insurance Agency Contract between Law Broker and Fubon Insurance Co, Ltd. dated December 1, 2006 (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012)
10.44	Translation of Insurance Agency Contract between Law Broker and Taian Insurance Co., Ltd. dated August 5, 2010 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012)
10.45	Translation of Insurance Agency Contract between Law Broker and Union Insurance Company dated April 1, 2008 (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012)
10.46	Translation of Insurance Agency Contract between Law Broker and Zurich Insurance Company dated October 1, 2005. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012)
10.47	Reclassification Agreement between the Company and Mao Yi Hsiao, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).
10.48	Strategic Alliance Agreement between Action Holdings Financial and AIA International Limited Taiwan Branch, dated June 10, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013)
10.49	Loan Agreement between Action Holdings Financial Limited and ZLI Holdings Limited, dated June 9, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013)
10.50	Loan Agreement between ZLI Holdings and Able Capital Holding Co., Ltd., dated August 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013)
10.51	Loan Agreement between ZLI Holdings and Chen Li, dated August 9, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013)
10.52	Loan Agreement between ZLI Holdings and Yue Jing, dated August 9, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013)
10.53	Translation of Tenancy Contract, between Pon-Chen Co., Ltd. and Law Insurance Broker Co., Ltd., dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on February 14, 2013).
10.54	Consulting Service Agreement between the Company and Li Fu-Chang, dated December 7, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 12, 2013).
10.55	Form of Share Pledge Agreement, dated October 24, 2013. (incorporated by reference to Exhibit 10.55 to the Form 10-KT filed with the SEC on April 17, 2014)
10.56	Form of Power of Attorney, dated October 24, 2013. (incorporated by reference to Exhibit 10.56 to the Form 10-KT filed with the SEC on April 17, 2014)
10.57	Form of Exclusive Option Agreement, dated October 24, 2013. (incorporated by reference to Exhibit 10.57 to the Form 10-KT filed with the SEC on April 17, 2014)

10.58	Translation Lease Agreement between Qing Tian and Law Anhou Insurance Agency Co., Ltd., dated January 17, 2014. (incorporated by reference to Exhibit 10.58 to the Form 10-KT filed with the SEC on April 17, 2014)
10.59	Translated Broker Agreement between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd. (incorporated by reference to Exhibit 10.59 to the Form 10-KT filed with the SEC on April 17, 2014)
10.60	Translated Employment Agreement between Law Anhou Insurance Agency Co., Ltd. and Lo Chung Mei, dated January 1, 2014. (incorporated by reference to Exhibit 10.60 to the Form 10-KT filed with the SEC on April 17, 2014)
10.61	Employment Agreement between Chao Hui-Hsien and Law Insurance Broker Co. Ltd., dated, dated January 7, 2013 (incorporated by reference to Exhibit 10.61 to the Form 10-KT filed with the SEC on April 17, 2014)
10.62	Translation of Tenancy Renewal Contract, Building 4F, dated January 10, 2014 (incorporated by reference to Exhibit 10.62 to the Form 10-KT filed with the SEC on April 17, 2014)
10.63	Translation of Tenancy Renewal Contract, Building 4K, dated January 10, 2014 (incorporated by reference to Exhibit 10.63 to the Form 10-KT filed with the SEC on April 17, 2014)
10.64	Translation of Loan Agreement between Law Enterprise and AHFL, dated September 15, 2014 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on September 23, 2014).
10.65	Amendment to Strategic Alliance Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on September 30, 2014).
10.66	Loan Agreement between AHFL and Lee Shu-Fen, dated December 23, 2014. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on December 23, 2014).
10.67	Loan Agreement between AHFL and Law Insurance Broker Co., Ltd., dated January 14, 2015. (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on January 16, 2015).
10.68	Insurance Agency Contract, dated March 1, 2012, between CTBC Life Insurance and Law Broker.
10.69	Insurance Agency Contract, dated January 1, 2011, between Shin Kong Life and Law Broker.
10.70	Insurance Contract, dated December 31, 2013, between Yingda Life Insurance Co. Ltd. and Anhou.
10.71	Insurance Contract, dated January 1, 2015, between Aviva Life Insurance Co. Ltd. and Anhou.
10.72	Engagement Agreement dated January 7, 2015 between Chao Hui-Hsien and Law Insurance Broker Co., Ltd., dated January 7, 2015.
21	Subsidiaries of the registrant (incorporated by reference to the Exhibit 21 to the Form 10-K filed with the SEC on September 28, 2012)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: March 18, 2015	By:	/s/ Mao Yi Hsiao
Principal Executive Officer

Date: March 18, 2015	By:	/s/ Chuang Yung Chi
Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Mao Yi Hsiao	Chief Executive Officer (Principal Executive Officer)	March 18, 2015
Mao Yi Hsiao

/s/ Chuang Yung Chi	Chief Financial Officer (Principal Accounting Officer)	March 18, 2015
Chuang Yung Chi

/s/ Mao Yi Hsiao	Director	March 18, 2015
Mao Yi Hsiao

/s/ Li Fu Chang	Director	March 18, 2015
Li Fu Chang

/s/ Li ChwanHau	Director	March 18, 2015
Li ChwanHau

/s/ Chen KueiChiao	Director	March 18, 2015
Chen KueiChiao

/s/ Lee Shu Fen	Director	March 18, 2015
Lee Shun Fen

