Form 10-Q
period 2015-03-31
China United Insurance Service, Inc.
filed 2015-05-18
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

4

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$18,495,789	$19,571,799
Marketable securities	2,483,631	2,437,006
Accounts receivable, net	3,753,543	7,706,273
Other current assets	1,097,864	574,467
Total current assets	25,830,827	30,289,545

Property, plant and equipment, net	1,067,264	1,061,762
Intangible assets	256,970	270,956
Goodwill	2,071,491	31,651
Long-term Investment	1,585,804	95,328
Other assets	843,395	587,522
TOTAL ASSETS	$31,655,751	$32,336,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$939,829	$919,907
Other current liabilities	5,388,463	9,534,371
Deferred tax liability	19,195	37,662
Due to related parties	271,047	531,447
TOTAL CURRENT LIABILITIES	6,618,534	11,023,387

Long-term liabilities	7,630,255	7,500,645
TOTAL LIABILITIES	14,248,789	18,524,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 and 29,100,503 issued and outstanding at March 31, 2015 and December 31, 2014	295	291
Additional paid-in capital	8,157,512	4,674,593
Statutory Reserves	1,449,946	1,388,014
Accumulated other comprehensive loss	(256,205)	(350,881)
Retained earnings	1,374,678	1,717,278
Stockholder’s equity attribute to parent’s shareholders	10,726,236	7,429,305
Noncontrolling interest	6,680,726	6,383,427
TOTAL STOCKHOLDERS’ EQUITY	17,406,962	13,812,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,655,751	$32,336,764

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014

Revenues	$9,856,115	$8,861,723
Cost of revenue	6,446,411	5,368,225

Gross profit	3,409,704	3,493,498

Operating expenses:
Selling	369,259	302,989
General and administrative	3,053,644	2,413,245
Total operating expense	3,422,903	2,716,234

Income (loss) from operations	(13,199)	777,264

Other income:
Interest income	37,715	43,584
Other - net	13,015	72,944
Total other income	50,730	116,528

Income before income taxes	37,531	893,792
Income tax expense	129,629	243,600

Net income (loss)	(92,098)	650,192
Net income attributable to the noncontrolling interests	188,568	394,794
Net income (loss) attributable to parent's shareholders	(280,666)	255,398

Other comprehensive items
Foreign currency translation gain (loss)	94,676	(97,010)
Other comprehensive income(loss)	-	-
attributable to parent's shareholder	94,676	(97,010)
Other comprehensive items
attributable to noncontrolling interest	108,730	80,402

Comprehensive income (loss) attributable to
parent's shareholders	$(185,990)	$158,388

Comprehensive income (loss) attributable to
noncontrolling interest	$297,298	$314,392

Weighted average shares outstanding:
Basic and diluted	29,452,669	29,100,503

Income (loss) per share:
Basic and diluted	$(0.01)	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2015	2014

Cash flows from operating activities:
Net income (Loss)	$(92,098)	$650,192
Adjustments to reconcile net income to net cash
Depreciation and amortization	106,287	91,720
Gain on valuation of financial assets	(4,463)	(1,354)
Loss on disposal of fixed assets	1,525	7,398
Deferred tax benefit	(18,901)	-
Changes in operating assets and liabilities:
Accounts receivable	4,035,097	3,715,345
Other current assets	(512,678)	(434,604)
Other assets	(115,544)	(19,846)
Tax payable	5,267	236,384
Other current liabilities	(4,267,422)	(3,727,915)
Net cash provided by (used in) operating activities	(862,930)	517,320

Cash flows from investing activities:
Cash from acquisition	319	-
Purchase of property, plant and equipment	(69,927)	(208,235)
Purchase of intangible assets	(140,537)	-
Net cash used in investing activities	(210,145)	(208,235)

Cash flows from financing activities:
Proceeds from related party borrowing	26,561	-
Repayment to related parties	(312,625)	-
Net cash used in financing activities	(286,064)	-

Foreign currency translation	283,129	(227,476)
Net increase (Decrease) in cash and cash equivalents	(1,076,010)	81,609

Cash and cash equivalents, beginning balance	19,571,799	18,070,093
Cash and cash equivalents, ending balance	$18,495,789	$18,151,702

SUPPLEMENTARY DISCLOSURE:

Interest paid	$2,291	$-
Income tax paid	$9,882	$6,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$3,482,923	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board (the “OTCBB”).

The corporate structure as of March 31, 2015 is as follows:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
51%
Action Holdings Financial Limited (BVI Company)
Prime Financial Asia Ltd. (HK Company)
65.95%
100%
Law Enterprise Co., Ltd. (Taiwan Company)
Genius Holdings Financial Limited
100%
100%
100%
96%
Law Insurance Broker Co., Ltd. (Taiwan Company)
97.84%
Law Insurance Agent Co., Ltd. (Taiwan Company)
Genius Investment Consultant Co., Ltd.
15.64%
Law Risk Management & Consultant Co., Ltd. (Taiwan Company)
Genius Insurance Broker Co., Ltd.
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Yue Jing
Contractual Control
Hu Changrong
20%
15%
10%
Hou Weizhe
Wang Yanyan
20%
Law Anhou Insurance Agency Co., Ltd.
9%
Zhang Yong
20%
6%
Chen Zhaohui
Chen Li
100%
100%
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, which were included in the Company’s 2014 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2014, has been derived from the Company’s audited consolidated financial statements as of that date.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of March 31, 2015, $1,012,273 of the Company’s cash and equivalents held by financial institutions, including $104,456 from discontinued operation, was insured, and the remaining balance of $17,483,516, including $55,409 from discontinued operation, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended March 31, 2015 and 2014, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended March 31,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$2,217,851	23%	$1,881,234	21%
Fubon Life Insurance Co.,Ltd.	1,275,718	13%	1,438,396	16%
AIA International Ltd.,Taiwan	1,051,534	11%	1,097,368	12%
TransGlobe Life Insurance Inc.	1,108,691	11%	1,520,384	17%
CTBC Life Insurance Co., Ltd.	994,481	10%	(*)	(*)

(*)	Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

As of March 31, 2015 and December 31, 2014, the Company’s accounts receivable from these companies were:

	March 31, 2015		December 31, 2014
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$931,172	25%	$2,150,294	28%
Fubon Life Insurance Co., Ltd	449,579	12%	963,118	12%
AIA International Ltd.,Taiwan	224,089	6%	1,098,879	14%
TransGlobe Life Insurance Inc.	488,480	13%	735,755	10%
CTBC Life Insurance Co., Ltd	177,327	5%	1,200,562	16%

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

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. The ASU is effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for the Company for periods beginning after December 15, 2016, and early adoption is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date for public entities to annual periods beginning after December, 15, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

NOTE 3 – CASH AND EQUIVALENTS

As of March 31, 2015 and December 31, 2014, our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	March 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$1,527	$29,805
Funds	2,408,728	45,098	2,453,826
	$2,437,006	$46,625	$2,483,631

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$31,210	$(2,932)	$28,278
Funds	2,532,475	(123,747)	2,408,728
	$2,563,685	$(126,679)	$2,437,006

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Prepaid rent and rent deposit	$219,520	$191,995
Refundable business tax	2,084	912
Interest receivable	123,123	-
Prepaid expenses	153,661	77,150
Other receivable	364,184	69,546
Current assets associated with discontinued operations	177,317	174,308
Other	57,975	60,556
Total other current assets	$1,097,864	$574,467

NOTE 6– PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31,2014
Office Equipment	$1,064,041	$1,026,426
Office Furniture	129,495	139,755
Leasehold improvements	509,479	478,154
Transportation equipment	89,670	89,240
Other equipment	96,900	64,002
Total	1,889,585	1,797,577
Less: accumulated depreciation	(822,321)	(735,815)
Total property, plant and equipment, net	$1,067,264	$1,061,762

NOTE 7 – INTANGIBLE ASSETS

As of March 31, 2015 and December 31, 2014, the Company’s intangible assets consisted the following:

	March 31, 2015	December 31, 2014
Software	$480,956	$462,903
Less accumulated amortization	(223,986)	(191,947)
Total other current assets	$256,970	$270,956

Estimated future intangible amortization as of March 31, 2015 is as follows:

Years ending March 31,	Amount
2015	$116,836
2016	57,477
2017	25,207
2018	25,207
2019	15,194
Thereafter	17,049
Total	$256,970

NOTE 8 – LONG-TERM INVESTMENT

The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, Investments – Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

As of March 31, 2015 and December 31, 2014, the Company’s long-term investment consisted the following:

	March 31, 2015	December 31, 2014
Equity Investment	$1,488,829	$-
Government Bonds	96,975	95,328
Total	$1,585,804	$95,328

The Company had the following long-term investment in equity:

Type	Investee	March 31, 2015 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,488,829

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($96,975) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	March 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	1,570	96,975
	$95,405	$1,570	$96,975

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	(77)	95,328
	$95,405	$(77)	$95,328

NOTE 9–OTHER ASSETS

The Company’s other assets consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Restricted cash	$81,845	$162,906
Rental deposits	603,181	384,670
Prepaid intangible assets	132,102	-
Other	26,267	39,946
Total other assets	$843,395	$587,522

Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Deposits include long-term leasing deposits.

NOTE 10 – ACQUISITION AND GOODWILL

(1) Acquisition of PFAL

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed acquired as goodwill. No intangible assets were identified as of the acquisition date. As of March 31,2015, there were no any indications of the impairment of the goodwill.

(2) Acquisition of GHFL

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the selling shareholder (Mr. Li Chwanhau, the director of the Company) of Genius Holdings Financial Limited ( “GHFL”), a company with limited liability incorporated under the laws of British Virgin Islands , to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with an granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. The Option has been exercised by the selling shareholder on March 31, 2015. The total fair value of AHFL 352,166 shares ($1,771,395) and CUIS 352,166 option ($1,711,562) at acquisition date was $3,482,957. The Company recorded $2,039,840 excess of purchase price as goodwill.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of GHFL have been included in the unaudited condensed consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price were allocated as follows:

February 13, 2015
Current assets	$321
Long-term investment	1,488,829
Goodwill	2,039,840
Current liabilities	(46,033)
Total purchase price	$3,482,957

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
PRC Tax	$53,728	$172,765
Taiwan Tax	886,101	747,142
Total tax payable	$939,829	$919,907

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12– OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Commissions payable to sub agents	$2,308,262	$5,311,365
Salary payable to administrative staff	119,333	144,158
Due to previous shareholders of AHFL	750,910	750,910
Withholding employee personal tax	244,991	259,458
Accrued expenses	1,688,365	2,844,166
Current liabilities associated with discontinued operations	75	782
Other	276,527	223,532
Total other current liabilities	$5,388,463	$9,534,371

Commissions payable to sub-agents and salaries payable to administrative staff are usually settled within 12 months. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost. Withholding employee personal tax will be paid to local tax bureau within one month. Accrued expenses are mainly for operating expenses payable within the credit terms provided by suppliers. Other mainly represents short term payable for expenses such as training and travelling.

NOTE 13– LONG-TERM LIABILITIES

Long-term liabilities are as follows as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Unearned revenue	$7,630,255	$7,500,645
Total other long-term liabilities	$7,630,255	$7,500,645

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

According to the revised agreement, as of March 31, 2015, the Company did not book any short-term unearned revenue since we did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,630,255 as long-term liability. For the three months ended March 31, 2015, no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 14– STATUTORY RESERVES

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

NOTE 15– INCOME TAX

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended March 31, 2015 and 2014:

	Three months ended March 31, 2015	Three months ended March 31, 2014
US statutory rate	34%	34%
Tax rate difference	80%	(23)%
Tax base difference	(2)%	-%
Loss in subsidiaries	266%	-%
Write-off residual value of fixed assets	-%	-%
Un-deductible and non-taxable items	(33)%	16%
Tax per financial statements	345%	27%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 16- RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. Li ChwanHau (the director of the company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 10 (2))

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$236,101	$214,165
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,266	2,255
Due to Ms. Lee (Director of CUIS)	-	315,027
Due to Genius Broker	32,680	-
Total	$271,047	$531,447

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. The entire loan and interest amount of $286 have been paid off in January 2015.

NOTE 17– COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2015 and 2014 were $410,459 and $416,253, respectively. At March 31, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended March 31, 2016	$1,736,298
Twelve months ended March 31, 2017	777,038
Twelve months ended March 31, 2018	351,707
Twelve months ended March 31, 2019	67,916
Twelve months ended March 31, 2020	13,910
Thereafter	7,041
Total	$2,953,910

Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

NOTE 18- DISCONTINUED OPERATION

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

Law Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The combined Total Assets and Total Liabilities of Law Management and Law Agent as of March 31, 2015 and December 31, 2014 are as follows:

	As of March 31, 2015	As of December 31, 2014
Total Assets (including cash)	337,182	334,512
Total Liabilities	259,656	255,954

The combined Revenue, Net Loss and EPS of Law Management and Law Agent for the three months ended March 31, 2013 and the years ended December 31, 2014 are as follows:

	Three Months Ended March 31, 2015	Year Ended December 31, 2014
Revenue	-	-
Net Loss	(2,362)	(3,270)
EPS	-	-

NOTE 19– FINANCIAL RISK MANAGEMENT AND FAIR VALUE

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

NOTE 20– GEOGRAPHICAL REVENUE

The geographical distribution of China United’s revenue for the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended March 31,
Geographical Areas	2015	2014
PRC	$1,245,575	$715,197
Taiwan	8,610,540	8,146,526
	$9,856,115	$8,861,723

NOTE 21– LOAN TO SHAREHOLDERS

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of March 31, 2015 and December 31, 2014, the loan was offset against equity.

On October 20, 2013, the investor borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this report. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

We provide two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and People’s Republic of China (“PRC”). The insurance products that the Company’s subsidiaries sell are underwritten by some of leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total net revenues from Taiwan life insurance products were 81.17% and 86.02% of total net revenues for the three months ended March 31, 2015 and 2014, respectively. Total net revenues from PRC life insurance products were 11.81% and 7.03% of total net revenues for the three month ended March 31, 2015 and 2014, respectively.

In addition to the periodic premium payment schedules, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once the Company sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustained growth of life insurance sales in China and Taiwan, we have focused significant resources ever since the incorporation of Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

(2)	Property and Casualty Insurance Products

Taiwan subsidiary commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from Taiwan property and casualty insurance products were 6.19% and 5.91% of total net revenues for the three months ending March 31, 2015 and 2014, respectively. CAE commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenues from PRC property and casualty insurance products were 0.83% and 1.04% of total net revenues for the three months ending March 31, 2015 and 2014, respectively.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within our 2014 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

Accrued Expense

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. The estimation basis of the majority of the accrued expenses is dependent on our sales force’s achievement of the sales targets identified by our clients. Examples of estimated accrued expenses include brokerage commission bonus, such as bonus payable to our sales agents, and incentive program rewards, such as the estimated expenditures to fund the reward programs. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

Long-term investment

The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, Investments – Debt and Equity Securities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Recent Accounting Pronouncements

In April 2015, the FASB issued ASU No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. The ASU is effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The ASU is effective for the Company for periods beginning after December 15, 2016, and early adoption is not permitted. On April 1, 2015, the FASB voted to propose to defer the effective date for public entities to annual periods beginning after December, 15, 2017. The ASU permits the use of either the retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.

The FASB has issued ASU No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

Overview of the three months ended March 31, 2015 and 2014

The following table shows the results of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(Unaudited)	(Unaudited)	Change	Percent

Revenues	$9,856,115	$8,861,723	$994,392	11%
Cost of revenue	6,446,411	5,368,225	1,078,186	20%
Gross profit	3,409,704	3,493,498	(83,794)	-2%
Gross profit margin	35%	39%	-8%	-21%

Operating expenses:
Selling	369,259	302,989	66,270	22%
General and administrative	3,053,644	2,413,245	640,399	27%
Total operating expenses	3,442,903	2,716,234	706,669	26%

Income (loss) from operations	(13,199)	777,264	(790,463)	-102%

Other income (expenses):
Interest income	37,715	43,584	(5,869)	-13%
Other - net	13,015	72,944	(59,929)	-82%
Total other income (expenses)	50,730	116,528	(65,798)	-56%

Income (loss) before income taxes	37,531	893,792	(856,261)	-96%
Income tax expense	129,629	243,600	(113,971)	-47%

Net income (loss)	(92,098)	650,192	(742,290)	-114%
Net income attributable to the noncontrolling interests	188,568	394,794	(206,226)	-52%
Net income (loss) attributable to parent's shareholders	(280,666)	255,398	(536,064)	-210%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan and People’s Republic of China (“PRC”). We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2015 and 2014, the revenue generated respectively from Taiwan and PRC is as follows:

	Three months ended March 31,
Geographical Areas	2015	2014
PRC	$1,245,575	$715,197
Taiwan	8,610,540	8,146,526
	$9,856,115	$8,861,723

During the three months ended March 31, 2015, 87.36% and 12.64% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the three months ended March 31, 2014, 91.93% and 8.07% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $994,392, or 11%, from $8,861,723 for the three months ended March 31, 2014 to $9,856,115 for the three months ended March 31, 2015, which is mainly due to the increase of the revenue in Taiwan and PRC for following reasons,

a)

The sales of the products of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2015 because Farglory bundles its life insurance products to better customize each of its clients’ appeals. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customer and thus boosting the sales performance for the period ended March 31, 2015.

b)	The sales of the products of CTBC Life Insurance Co., Ltd. (“CTBC”) increased in 2015 because China Trust has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products are among the best seller of the company’s items. In fourth quarter of 2014, CTBC launched a newly designed insurance product focuses on the coverage of the handicap medical care that provides the solution for the absence of the coverage from the government funded health insurance, leading to the increased demands from the customers in the first quarter of 2015 compared with that of 2014.

c)	The company relocated its headquarter from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the period ended March 31, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended March 31, 2015 increased by $1,078,186 or 20%, to $6,446,411 compared to $5,368,225 for the three months ended March 31, 2014. The cost of revenue increased with the increase in revenue.

a)	Direct commission cost: Compared with the comparable period of 2014, the share of the first-year commission (FYC) revenue in the total revenue increased. Accordingly, the cost matched with the FYC revenue increased. Compared with the commission cost of other types of commission revenue, the cost of the FYC is higher.

b)	Indirect commission cost: With the increase in sales, indirect commission cost, including special allowance, high-performance awards, practicing bonus, etc. increased compared to the comparable period of 2014.

The gross profit for the three months ended March 31, 2015 decreased by $83,794 or 2%, to $3,409,704 compared to $3,493,498 for the three months ended March 31, 2014. The gross profit ratio decreased to 35% for the three months ended March 31, 2015 from 39% for the three months ended March 31, 2014. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the three months ended March 31, 2014.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended March 31, 2015 increased by $66,270 or 22%, to $369,259 compared to $302,989 for the three months ended March 31, 2014. The increase is mainly due to the advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended March 31, 2015, G&A expenses were $3,053,644, increased by $640,399, or 27%, compared with $2,413,245 for the three month ended March 31, 2014, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. The rate of the subject business tax was back to 2% from March 2015. In addition, the G&A expense increased in Anhou due to the fact the company recently moved its headquarters to Nanjing in April 2014 and requires more expenditures to start the business operation and increased the number of employee in Nanjing.

Other income

Net other income for the three months ended March 31, 2015 was $50,730 and the net other income for the three months ended March 31, 2014 was $116,528. Other income (expense) mainly consists of interest income; gain on change of fair value of marketable securities and loss on disposal of fixed assets. Compared with the three month ended March 31, 2015, other income decreased due to the decrease of the non-operating income.

Income tax

For the three months ended March 31, 2015, the income tax expense was $129,629, decreased by $113,971, or 47%, compared with $243,600 for the three months ended March 31, 2014. The decrease was mainly due to the decreased income before income tax for the three months ended March 31, 2015 compared to that for the three months ended March 31, 2014.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, net cash used in financing activities and net cash used in financing activities for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by (used in) operating activities	$(862,930)	$517,320	(1,380,250)	-267%
Net cash used in investing activities	(210,145)	(208,235)	(1,910)	1%
Net cash used in financing activities	(286,064)	-	(286,064)	(100%)

Operating activities

Net cash used in operating activities during three months ended March 31, 2015 was $862,930, significantly decreased in comparison with $517,320, net cash provided by operating activities during three months ended March 31, 2014. The decrease was mainly due to the decrease net income by $742,290 and other current liabilities.

Investing activities

Net cash used in investing activities was $210,145 during the three months ended March 31, 2015, which is mainly due to purchase of office equipment and intangible assets during the period. The net cash used in investing activities was $208,235 for the three months ended March 31, 2014, which is mainly due to same reasons as 2015.

Financing activities

Net cash used in financing activities was $286,064 during the three months ended March 31, 2015, which is the result of repayment for the borrowings from the Company’s related parties. For the three months ended March 31, 2014, the company didn’t have any cash used in or provided by financing activities.

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loan

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. In January 2015, the principal amount of this loan together with the accrued interests was fully repaid by AHFL. The entire loan and interest amount of $286 has been paid off in January 2015.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$236,101	$214,165
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,266	2,255
Due to Ms. Lee (Director of CUIS)	-	315,027
Due to Genius Broker	32,680	-
Total	$271,047	$531,447

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2015 and 2014 were $410,459 and $416,253, respectively. At March 31, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended March 31, 2016	$1,736,298
Twelve months ended March 31, 2017	777,038
Twelve months ended March 31, 2018	351,707
Twelve months ended March 31, 2019	67,916
Twelve months ended March 31, 2020	13,910
Thereafter	7,041
Total	$2,953,910

Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

Off Balance Sheet Arrangements

We have not participated in any transactions with unconsolidated entities, such as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

As of March 31, 2015, we had cash of RMB 20 million, approximately $3.3 million, and NT $469 million, approximately $15 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended March 31, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year period ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 13, 2015, China United Insurance Service, Inc. (“CUII” or the “Company”) and Action Holdings Financial Limited (“AHFL”) entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. LI CHWAN HAU, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of CUII (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL.

On February 22, 2015, the Company and AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”) with the Selling Shareholder, pursuant to the Amendment, on the fourth anniversary date of the closing date of the acquisition, if the Guaranteed Price per share is higher than the Average Price per share, then CUII, AHFL and the Selling Shareholder shall negotiate in good faith on an adjustment to the purchase price as necessary, if any. Details of which shall be set forth in a separate agreement.

On March 31, 2015, the Put Option has been exercised by the Selling Shareholder by the transfer of the 352,166 share of GHFL held by him back to CUII as the consideration, and the Company has issued 352,166 shares of common stock of CUII to the Selling Shareholders on April 29, 2015.

The issuance of the Put Option and the shares issued pursuant to the exercise of the Put Option was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

The information contained in “Part II: Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds” of this Quarterly Report on Form 10-Q is incorporated herein by reference.

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

Date: May 18, 2015	By:	/s/ Mao Yi Hsiao
	Name:	Mao Yi Hsiao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 18, 2015	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

