Form 10-Q
period 2015-06-30
China United Insurance Service, Inc.
filed 2015-08-10
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$21,407,967	$19,571,799
Marketable securities	2,514,554	2,437,006
Accounts receivable, net	4,674,710	7,706,273
Other current assets	1,245,933	574,467
Total current assets	29,843,164	30,289,545

Property, plant and equipment, net	1,055,568	1,061,762
Intangible assets	249,297	270,956
Goodwill	2,071,491	31,651
Long-term Investment	1,591,244	95,328
Other assets	800,073	587,522
TOTAL ASSETS	$35,610,837	$32,336,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$990,089	$919,907
Other current liabilities	8,140,967	9,534,371
Deferred tax liability	11,803	37,662
Dividend payable	161,213	-
Due to related parties	288,089	531,447
TOTAL CURRENT LIABILITIES	9,592,161	11,023,387

Long-term liabilities	7,699,791	7,500,645
TOTAL LIABILITIES	17,291,952	18,524,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 and 29,100,503 issued and outstanding	295	291
Additional paid-in capital	8,157,516	4,674,593
Statutory Reserves	1,800,129	1,388,014
Accumulated other comprehensive loss	(196,571)	(350,881)
Retained earnings	1,594,037	1,717,278
Stockholder’s equity attribute to parent’s shareholders	11,355,416	7,429,305
Noncontrolling interest	6,963,469	6,383,427
TOTAL STOCKHOLDERS’ EQUITY	18,318,885	13,812,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$35,610,837	$32,336,764

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSENDED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Revenues	$14,257,517	$12,333,142	$24,113,632	$21,194,865
Cost of revenue	9,935,340	8,330,341	16,381,751	13,698,566

Gross profit	4,322,177	4,002,801	7,731,881	7,496,299

Operating expenses:
Selling	245,301	437,677	614,560	740,666
General and administrative	2,921,799	2,906,328	5,975,443	5,319,573
Total operating expense	3,167,100	3,344,005	6,590,003	6,060,239

Income from operations	1,155,077	658,796	1,141,878	1,436,060

Other income:
Interest income	59,198	50,369	96,913	93,953
Other - net	229,418	12,957	242,433	85,901
Total other income	288,616	63,326	339,346	179,854

Income before income taxes	1,443,693	722,122	1,481,224	1,615,914
Income tax expense	489,530	940,755	619,159	1,184,355

Net income (loss)	954,163	(218,633)	862,065	431,559
Net income attributable to the noncontrolling interests	384,620	157,602	573,188	552,396
Net income (loss) attributable to parent's shareholders	569,543	(376,235)	288,877	(120,837)

Other comprehensive items
Foreign currency translation gain (loss)	59,634	60,081	154,310	(36,929)
Other comprehensive income(loss)	-	-	-	-
attributable to parent's shareholder	59,634	60,081	154,310	(36,929)
Other comprehensive items
attributable to noncontrolling interest	59,336	(113,873)	168,066	(33,471)

Comprehensive income (loss) attributable to
parent's shareholders	$629,177	$(316,154)	$443,187	$(157,766)

Comprehensive income (loss) attributable to
noncontrolling interest	$443,956	$(271,475)	$741,254	$(585,867)

Weighted average shares outstanding:
Basic	29,452,669	29,100,503	29,277,559	29,100,503
Diluted	30,452,669	29,100,503	30,277,559	29,100,503

Income (loss) per share:
Basic	$0.019	$(0.013)	$0.010	$(0.004)
Diluted	$0.019	$(0.013)	$0.010	$(0.004)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2015	2014

Cash flows from operating activities:
Net income	$862,065	$431,559
Adjustments to reconcile net income to net cash
Depreciation and amortization	216,627	181,144
Gain on valuation of financial assets	(12,742)	(4,392)
Loss (Gain) on disposal of fixed assets	34,489	-
Deferred tax liabilities	(26,645)	-
Changes in operating assets and liabilities:
Accounts receivable	3,204,365	2,596,970
Other current assets	(663,712)	(48,580)
Other assets	(199,482)	(15,576)
Tax payable	48,143	427,503
Other current liabilities	(1,636,868)	(1,760,171)
Net cash provided by operating activities	1,826,240	1,808,457

Cash flows from investing activities:
Cash from acquisition	323	128,933
Sale of investment in current deposit	-	1,627,575
Purchase of property, plant and equipment	(163,944)	(221,658)
Purchase of intangible assets	(29,217)	-
Net cash provided by (used in) investing activities	(192,838)	1,534,850

Cash flows from financing activities:
Proceeds from related party borrowing	96,232	9,765
Repayment to related parties	(315,720)	-
Net cash provided by (used in) financing activities	(219,488)	9,765

Foreign currency translation	422,254	40,645
Net increase in cash and cash equivalents	1,836,168	3,393,717

Cash and cash equivalents, beginning balance	19,571,799	18,070,093
Cash and cash equivalents, ending balance	$21,407,967	$21,463,810

SUPPLEMENTARY DISCLOSURE:

Interest paid	$290	$-
Income tax paid	$504,227	$755,878

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$3,482,923	$-
Dividend payable	$161,213	$-

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

The corporate structure as of June 30, 2015 is as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of June 30, 2015, $1,102,444 of the Company’s cash and equivalents held by financial institutions, including $97,022 from discontinued operation, was insured, and the remaining balance of $20,305,523, including $62,423 from discontinued operation, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2015 and 2014, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended June 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$4,790,664	34%	$3,994,028	32%
Fubon Life Insurance Co.,Ltd.	1,825,803	13%	2,066,209	17%
AIA International Ltd.,Taiwan	(*)	(*)	2,152,635	17%
TransGlobe Life Insurance Inc.	(*)	(*)	1,284,696	10%

   (*) Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

For the six months ended June 30, 2015 and 2014, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six months ended June 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$7,008,515	29%	$5,875,262	32%
Fubon Life Insurance Co.,Ltd.	3,101,521	13%	3,504,605	17%
AIA International Ltd.,Taiwan	(*)	(*)	3,250,003	15%
TransGlobe Life Insurance Inc.	(*)	(*)	2,805,080	13%
CTBC Life Insurance Co., Ltd.	2,418,140	10%	(*)	(*)

   (*) Revenue for the six months ended had not exceeded 10% or more of the consolidated revenue.

As of June 30, 2015 and December 31, 2014, the Company’s accounts receivable from these companies were:

	June 30, 2015		December 31, 2014
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$1,399,209	30%	$2,150,294	28%
Fubon Life Insurance Co., Ltd	630,660	13%	963,118	12%
AIA International Ltd.,Taiwan	432,085	9%	1,098,879	14%
TransGlobe Life Insurance Inc.	425,783	9%	735,755	10%
CTBC Life Insurance Co., Ltd	289,566	6%	1,200,562	16%

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

NOTE 3 – CASH AND EQUIVALENTS

As of June 30, 2015 and December 31, 2014, our cash and equivalents primarily consisted of cash and certificates of deposits with original maturities of three months or less. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	June 30, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$6,585	$34,863
Funds	2,408,728	70,963	2,479,691
	$2,437,006	$77,548	$2,514,554

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$31,210	$(2,932)	$28,278
Funds	2,532,475	(123,747)	2,408,728
	$2,563,685	$(126,679)	$2,437,006

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Prepaid rent and rent deposit	$231,349	$191,995
Refundable business tax	1,413	912
Prepaid expenses	301,067	77,150
Other receivable	432,148	69,546
Current assets associated with discontinued operations	172,478	174,308
Others	107,478	60,556
Total other current assets	$1,245,933	$574,467

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31,2014
Office Equipment	$1,109,478	$1,026,426
Office Furniture	130,136	139,755
Leasehold improvements	522,036	478,154
Transportation equipment	89,968	89,240
Other equipment	100,291	64,002
Total	1,951,909	1,797,577
Less: accumulated depreciation	(896,341)	(735,815)
Total property, plant and equipment, net	$1,055,568	$1,061,762

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2015 and December 31, 2014, the Company’s intangible assets consisted the following:

	June 30, 2015	December 31, 2014
Software	$504,645	$462,903
Less accumulated amortization	(255,348)	(191,947)
Total other current assets	$249,297	$270,956

Estimated future intangible amortization as of June 30, 2015 is as follows:

Years ending June 30,	Amount
2016	$117,722
2017	42,940
2018	29,298
2019	29,298
2020	14,448
Thereafter	15,591
Total	$249,297

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

As of June 30, 2015 and December 31, 2014, the Company’s long-term investment consisted the following:

	June 30, 2015	December 31, 2014
Equity Investment Co., Ltd	$1,493,385	$-
Government Bonds	97,859	95,328
Total	$1,591,244	$95,328

The Company had the following long-term investment in equity:

Type	Investee	June 30, 2015 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,493,385

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($97,859) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	June 30, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	2,454	97,859
	$95,405	$2,454	$97,859

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	(77)	95,328
	$95,405	$(77)	$95,328

NOTE 9–OTHER ASSETS

The Company’s other assets consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Restricted cash	$278,046	$162,906
Rental deposits	388,393	384,670
Prepaid intangible assets	133,306	-
Others	328	39,946
Total other assets	$800,073	$587,522

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed acquired as goodwill. No intangible assets were identified as of the acquisition date. As of June 30, 2015, there were no any indications of the impairment of the goodwill.

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

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
PRC Tax	$74,888	$172,765
Taiwan Tax	915,201	747,142
Total tax payable	$990,089	$919,907

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Commissions payable to sub agents	$4,504,279	$5,311,365
Salary payable to administrative staff	126,539	144,158
Due to previous shareholders of AHFL	-	750,910
Withholding employee personal tax	375,970	259,458
Accrued expenses	2,740,413	2,844,166
Current liabilities associated with discontinued operations	-	782
Others	393,766	223,532
Total other current liabilities	$8,140,967	$9,534,371

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

NOTE 13 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Unearned revenue	$7,699,791	$7,500,645
Total other long-term liabilities	$7,699,791	$7,500,645

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

According to the revised agreement, as of June 30, 2015, the Company did not book any short-term unearned revenue since it did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,699,791 as long-term liability. For the six months ended June 30, 2015, no income was recorded under the Alliance Agreement as performance targets were not met.

NOTE 14 – STATUTORY RESERVES

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended June 30, 2015 and 2014:

	Three months ended June 30, 2015	Three months ended June 30, 2014
US statutory rate	34%	34%
Tax rate difference	(21)%	(26)%
Income tax on undistributed earnings	-%	86%
Loss in subsidiaries	(10)%	26%
Write-off residual value of fixed assets	-%	-%
Un-deductible and non-taxable items	31%	10%
Tax per financial statements	34%	130%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended June 30, 2015 and 2014:

	Six months ended June 30, 2015	Six months ended June 30, 2014
US statutory rate	34%	34%
Tax rate difference	(24)%	(24)%
Income tax on undistributed earnings	-%	38%
Loss in subsidiaries	(22)%	20%
Write-off residual value of fixed assets	-%	-%
Un-deductible and non-taxable items	54%	5%
Tax per financial statements	42%	73%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 16 - RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. Li Chwan Hau (the director of the company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 10 (2))

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$253,052	$214,165
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,274	2,255
Due to Mrs. Lee (Director of CUIS)	-	315,027
Due to Genius Broker	32,763	-
Total	$288,089	$531,447

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Mrs. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. The entire loan and interest amount of $290 have been paid off in January 2015.

NOTE 17– COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the six months ended June 30, 2015 and 2014 were $882,353 and $883,509, respectively. Rental expenses for the three months ended June 30, 2015 and 2014 were $471,894 and $497,199, respectively. At June 30, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended June 30, 2016	$1,839,690
Twelve months ended June 30, 2017	866,275
Twelve months ended June 30, 2018	293,589
Twelve months ended June 30, 2019	40,832
Thereafter	-
Total	$3,040,386

Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

NOTE 18 - DISCONTINUED OPERATION

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

Law Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The combined Total Assets and Total Liabilities of Law Management and Law Agent as of June 30, 2015 and December 31, 2014 are as follows:

	As of June 30, 2015	As of December 31, 2014
Total Assets (including cash)	331,924	334,512
Total Liabilities	-	255,954

The combined Revenue, Net Loss and EPS of Law Management and Law Agent for the six months ended June 30, 2013 and the years ended December 31, 2014 are as follows:

	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Revenue	-	-
Net Loss	(2,257)	(3,270)
EPS	-	-

NOTE 19 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE

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

NOTE 20 – GEOGRAPHICAL REVENUE

The geographical distribution of China United’s revenue for the six months ended June 30, 2015 and 2014 were as follows:

	Three months ended June 30,
Geographical Areas	2015	2014
PRC	$1,633,705	$674,160
Taiwan	12,623,812	11,658,982
	$14,257,517	$12,333,142

	Six months ended June 30,
Geographical Areas	2015	2014
PRC	$2,879,280	$1,389,357
Taiwan	21,234,352	19,805,508
	$24,113,632	$21,194,865

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of June 30, 2015 and December 31, 2014, the loan was offset against equity.

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

Total net revenues from Taiwan life insurance products were 82.18% and 88.31% of total net revenues for the six months ended June 30, 2015 and 2014, respectively. Total net revenues from PRC life insurance products were 11.29% and 5.80% of total net revenues for the six month ended June 30, 2015 and 2014, respectively.

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

Taiwan subsidiary commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from Taiwan property and casualty insurance products were 5.68% and 5.14% of total net revenues for the six months ending June 30, 2015 and 2014, respectively. CAE commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenues from PRC property and casualty insurance products were 0.85% and 0.75% of total net revenues for the six months ending June 30, 2015 and 2014, respectively.

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

Overview of the three months ended June 30, 2015 and 2014

The following table shows the results of operations for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014		Percentage
	(Unaudited)	(Unaudited)	Change	Change

Revenues	$14,257,517	$12,333,142	$1,924,375	16%
Cost of revenue	9,935,340	8,330,341	1,604,999	19%
Gross profit	4,322,177	4,002,801	319,376	8%
Gross profit margin	30%	32%	17%

Operating expenses:
Selling	245,301	437,677	(192,376)	(44)%
General and administrative	2,921,799	2,906,328	15,471	1%
Total operating expenses	3,167,100	3,344,005	(176,905)	(5)%

Income from operations	1,155,077	658,796	496,281	75%

Other income (expenses):
Interest income	59,198	50,369	8,829	18%
Other - net	229,418	12,957	216,461	1671%
Total other income (expenses)	288,616	63,326	225,290	356%

Income before income taxes	1,443,693	722,122	721,571	100%
Income tax expense	489,530	940,755	(451,225)	(48)%

Net income (loss)	954,163	(218,633)	1,172,796	536%
Net income attributable to the noncontrolling interests	384,620	157,602	227,018	144%
Net income (loss) attributable to parent's shareholders	569,543	(376,235)	945,778	(251)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan and People’s Republic of China (“PRC”). We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended June 30, 2015 and 2014, the revenue generated respectively from Taiwan and PRC is as follows:

	Three months ended June 30,
Geographical Areas	2015	2014
PRC	$1,633,705	$674,160
Taiwan	12,623,812	11,658,982
	$14,257,517	$12,333,142

During the three months ended June 30, 2015, 88.54% and 11.46% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the three months ended June 30, 2014, 94.53% and 5.47% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $1,924,375, or 16%, from $12,333,142 for the three months ended June 30, 2014 to $14,257,517 for the three months ended June 30, 2015, which is mainly due to the increase of the revenue in Taiwan and PRC for following reasons,

a)

The sales of the products of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2015 because Farglory bundles its life insurance products to better customize each of its clients’ appeals. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customer and thus boosting the sales performance for the period ended June 30, 2015.

b)	The sales of the products of CTBC Life Insurance Co., Ltd. (“CTBC”) increased in 2015 because China Trust has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products are among the best seller of the company’s items. In fourth quarter of 2014, CTBC launched a newly designed insurance product focuses on the coverage of the handicap medical care that provides the solution for the absence of the coverage from the government funded health insurance, leading to the increased demands from the customers in the second quarter of 2015 compared with that of 2014.

c)	The company relocated its headquarter from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the period ended June 30, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended June 30, 2015 increased by $1,604,999 or 19%, to $9,935,340 compared to $8,330,341 for the three months ended June 30, 2014. The cost of revenue increased with the increase in revenue.

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

The gross profit for the three months ended June 30, 2015 increased by $319,376 or 8%, to $4,322,177 compared to $4,002,801 for the three months ended June 30, 2014. The gross profit ratio decreased to 30% for the three months ended June 30, 2015 from 32% for the three months ended June 30, 2014. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the three months ended June 30, 2014.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended June 30, 2015 decreased by $192,376 or 44%, to $245,301 compared to $437,677 for the three months ended June 30, 2014. The decrease is mainly results from the decrease of the advertisement expense and other business expenses incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended June 30, 2015, G&A expenses were $2,921,799, increased by $15,471, or 1%, compared with $2,906,328 for the three month ended June 30, 2014, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. The rate of the subject business tax was back to 2% from March 2015. In addition, the G&A expense increased in Anhou due to the fact the company recently moved its headquarter to Nanjing in April 2014 and requires more expenditures to start the business operation and increased the number of employee in Nanjing.

Other income

Net other income for the three months ended June 30, 2015 was $288,616 and the net other income for the three months ended June 30, 2014 was $63,326. Other income (expense) mainly consists of interest income; gain on change of fair value of marketable securities and loss on disposal of fixed assets. Compared with the three month ended June 30, 2015, other income increased due to the increase of gain on change of fair value of marketable securities.

Income tax

For the three months ended June 30, 2015, the income tax expense was $489,530, decreased by $451,225, or 48%, compared with $940,755 for the three months ended June 30, 2014. The decrease was mainly due to the company paid additional 10% on any undistributed earnings income tax from prior period for the three months ended June 30, 2014 compared to the three months ended June 30, 2015.

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

Overview of the six months ended June 30, 2015 and 2014

The following table shows the results of operations for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014		Percentage
	(Unaudited)	(Unaudited)	Change	Change

Revenues	$24,113,632	$21,194,865	$2,918,767	14%
Cost of revenue	16,381,751	13,698,566	2,683,185	20%
Gross profit	7,731,881	7,496,299	235,582	3%
Gross profit margin	32%	35%	8%

Operating expenses:
Selling	614,560	740,666	(126,106)	(17)%
General and administrative	5,975,443	5,319,573	655,870	12%
Total operating expenses	6,590,003	6,060,239	529,764	9%

Income from operations	1,141,878	1,436,060	(294,182)	(20)%

Other income (expenses):
Interest income	96,913	93,953	2,960	3%
Other - net	242,433	85,901	156,532	182%
Total other income (expenses)	339,346	179,854	159,492	89%

Income before income taxes	1,481,224	1,615,914	(134,690)	(8)%
Income tax expense	619,159	1,184,355	(565,196)	(48)%

Net income	862,065	431,559	430,506	100%
Net income attributable to the noncontrolling interests	573,188	552,396	20,792	4%
Net income (loss) attributable to parent's shareholders	288,877	(120,837)	409,714	(339)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan and People’s Republic of China (“PRC”). We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the six months ended June 30, 2015 and 2014, the revenue generated respectively from Taiwan and PRC is as follows:

	Six months ended June 30,
Geographical Areas	2015	2014
PRC	$2,879,280	$1,389,357
Taiwan	21,234,352	19,805,508
	$24,113,632	$21,194,865

During the six months ended June 30, 2015, 88.06% and 11.94% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the six months ended June 30, 2014, 93.44% and 6.56% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $2,918,767, or 14%, from $21,194,865 for the six months ended June 30, 2014 to $24,113,632 for the six months ended June 30, 2015, which is mainly due to the increase of the revenue in Taiwan and PRC for following reasons,

a)

The sales of the products of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2015 because Farglory bundles its life insurance products to better customize each of its clients’ appeals. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customer and thus boosting the sales performance for the period ended June 30, 2015.

b)	The sales of the products of CTBC Life Insurance Co., Ltd. (“CTBC”) increased in 2015 because China Trust has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products are among the best seller of the company’s items. In fourth quarter of 2014, CTBC launched a newly designed insurance product focuses on the coverage of the handicap medical care that provides the solution for the absence of the coverage from the government funded health insurance, leading to the increased demands from the customers for the period ended June 30, 2015 compared with that of 2014.

c)	The company relocated its headquarter from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the period ended June 30, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the six months ended June 30, 2015 increased by $2,683,185 or 20%, to $16,381,751 compared to $13,698,566 for the six months ended June 30, 2014. The cost of revenue increased with the increase in revenue.

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

The gross profit for the six months ended June 30, 2015 increased by $235,582 or 3%, to $7,731,881 compared to $7,496,299 for the six months ended June 30, 2014. The gross profit ratio decreased to 32% for the six months ended June 30, 2015 from 35% for the six months ended June 30, 2014. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the six months ended June 30, 2014.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the six months ended June 30, 2015 decreased by $126,106 or 17%, to $614,560 compared to $740,666 for the six months ended June 30, 2014. The decrease is mainly results from the decrease of the advertisement expense and other business expenses incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the six months ended June 30, 2015, G&A expenses were $5,975,443, increased by $655,870, or 12%, compared with $5,319,573 for the six month ended June 30, 2014, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. The rate of the subject business tax was back to 2% from March 2015. In addition, the G&A expense increased in Anhou due to the fact the company recently moved its headquarter to Nanjing in April 2014 and requires more expenditures to start the business operation and increased the number of employee in Nanjing.

Other income

Net other income for the six months ended June 30, 2015 was $339,346 and the net other income for the six months ended June 30, 2014 was $179,854. Other income (expense) mainly consists of interest income; gain on change of fair value of marketable securities and loss on disposal of fixed assets. Compared with the six month ended June 30, 2015, other income increased due to the increase of gain on change of fair value of marketable securities.

Income tax

For the six months ended June 30, 2015, the income tax expense was $619,159, decreased by $565,196, or 48%, compared with $1,184,355 for the six months ended June 30, 2014. The decrease was mainly due to the decreased income before income tax and the company paid additional 10% on any undistributed earnings income tax from prior period for the six months ended June 30, 2015 compared to that for the six months ended June 30, 2014.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, net cash provided by (used in) financing activities and net cash used in financing activities for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014		Percentage
	(UNAUDITED)	(UNAUDITED)	Change	Change
Net cash provided by operating activities	$1,826,240	$1,808,457	17,783	(1)%
Net cash provided by (used in) investing activities	(192,838)	1,534,850	(1,727,688)	(113)%
Net cash provided by (used in) financing activities	(219,488)	9,765	(229,253)	(2348)%

Operating activities

Net cash provided by operating activities during six months ended June 30, 2015 was $1,826,240, increased by 17,783 in comparison with $1,808,457, net cash provided by operating activities during six months ended June 30, 2014. The amount remains consistent as compared to six months ended June 30, 2014.

Investing activities

Net cash used in investing activities was $192,838 during the six months ended June 30, 2015, which is mainly due to purchase of office equipment and intangible assets during the period. The net cash provided by investing activities was $1,534,850 for the six months ended June 30, 2014, which is mainly due to sell investment in current deposit assets during the period.

Financing activities

Net cash used in financing activities was $219,488 during the six months ended June 30, 2015, which is the result of repayment for the borrowings from the Company’s related parties. Net cash provided by financing activities was $9,765 during the six months ended June 30, 2014, which is the result of the borrowings from the Company’s related parties.

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loan

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Mrs. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. In January 2015, the principal amount of this loan together with the accrued interests was fully repaid by AHFL.The entire loan and interest amount of $290 has been paid off in January 2015.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$253,052	$214,165
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,274	2,255
Due to Mrs. Lee (Director of CUIS)	-	315,027
Due to Genius Broker	32,763	-
Total	$288,089	$531,447

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the six months ended June 30, 2015 and 2014 were $882,353 and $883,509, respectively. Rental expenses for the three months ended June 30, 2015 and 2014 were $471,894 and $497,199, respectively. At June 30, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended June 30, 2016	$1,839,690
Twelve months ended June 30, 2017	866,275
Twelve months ended June 30, 2018	293,589
Twelve months ended June 30, 2019	40,832
Thereafter	-
Total	$3,040,386

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

Interest Rate Sensitivity

As of June 30, 2015, we had cash of RMB18 million, approximately $3 million, and NT$567 million, approximately $18 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended June 30, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended June 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time we are involved in legal proceedings arising in the ordinary course of our business. Although the results of litigation and claims cannot be predicted with certainty, we currently believe that there is no litigation pending that is likely to have a material adverse effect on our business. Regardless of the outcome, legal proceedings can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year period ended December 31, 2014.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 13, 2015, China United Insurance Service, Inc. (“CUII” or the “Company”) and Action Holdings Financial Limited (“AHFL”) entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Li Chwan Hau, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a limited liability company incorporated under the laws of British Virgin Islands (“GHFL”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of CUII (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL.

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

On March 31, 2015, the Put Option was exercised by the Selling Shareholder by the transfer to CUII of 352,166 shares of GHFL held by the Selling Shareholder as the consideration. As a result of the exercise of the Put Option, the Company issued 352,166 shares of common stock of CUII to the Selling Shareholder on April 29, 2015.

The issuance of the Put Option and the shares issued pursuant to the exercise of the Put Option was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

The information contained in “Part II, Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds” ofthis Quarterly Report is incorporated herein by reference.

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

Date: August 10, 2015	By:	/s/ Mao Yi Hsiao
	Name:	Mao Yi Hsiao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2015	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)