Form 10-Q
period 2015-09-30
China United Insurance Service, Inc.
filed 2015-11-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _____________to ________________

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

As of November 5, 2015, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$18,820,097	$19,571,799
Marketable securities	2,347,973	2,437,006
Accounts receivable, net	3,873,001	7,706,273
Other current assets	1,175,575	574,467
Total current assets	26,216,646	30,289,545

Property, plant and equipment, net	909,676	1,061,762
Intangible assets	337,126	270,956
Goodwill	2,071,491	31,651
Long-term Investment	1,254,932	95,328
Other assets	862,333	587,522
TOTAL ASSETS	$31,652,204	$32,336,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$806,841	$919,907
Other current liabilities	6,004,145	9,534,371
Deferred tax liability	36,159	37,662
Due to related parties	317,639	531,447
TOTAL CURRENT LIABILITIES	7,164,784	11,023,387

Long-term liabilities	7,201,172	7,500,645
TOTAL LIABILITIES	14,365,956	18,524,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 and 29,100,503 issued and outstanding	295	291
Additional paid-in capital	8,157,516	4,674,593
Statutory Reserves	1,918,635	1,388,014
Accumulated other comprehensive gain/(loss)	(777,840)	(350,881)
Retained earnings	1,066,999	1,717,278
Stockholder’s equity attribute to parent’s shareholders	10,365,615	7,429,305
Noncontrolling interest	6,920,633	6,383,427
TOTAL STOCKHOLDERS’ EQUITY	17,286,248	13,812,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$31,652,204	$32,336,764

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSENDED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Revenues	$11,442,525	$9,795,058	$35,556,157	$30,989,923
Cost of revenue	7,382,823	5,984,679	23,764,574	19,683,245

Gross profit	4,059,702	3,810,379	11,791,583	11,306,678

Operating expenses:
Selling	1,020,934	1,703,365	1,635,494	2,444,031
General and administrative	2,907,104	3,114,005	8,882,547	8,433,578
Total operating expense	3,928,038	4,817,370	10,518,041	10,877,609

Income (loss) from operations	131,664	(1,006,991)	1,273,542	429,069

Other income (expense):
Interest income	77,411	54,001	174,324	147,954
Other - net	(135,280)	158,359	107,153	244,260
Total other income (expense)	(57,869)	212,360	281,477	392,214

Income (loss) before income taxes	73,795	(794,631)	1,555,019	821,283
Income tax expense	226,397	(12,753)	845,556	1,171,602

Net income (loss)	(152,602)	(781,878)	709,463	(350,319)
Net income attributable to the noncontrolling interests	253,878	(27,876)	827,066	524,522
Net income (loss) attributable to parent's shareholders	(406,480)	(754,002)	(117,603)	(874,841)

Other comprehensive items
Foreign currency translation gain (loss)	(581,269)	(74,965)	(426,959)	(111,894)
Other comprehensive income(loss)	-	-	-	-
attributable to parent's shareholder	(581,269)	(74,965)	(426,959)	(111,894)
Other comprehensive items
attributable to noncontrolling interest	(451,719)	120,695	(283,653)	87,224

Comprehensive income (loss) attributable to
parent's shareholders	$(987,749)	$(828,967)	$(544,562)	$(986,735)

Comprehensive income (loss) attributable to
noncontrolling interest	$(197,841)	$148,571	$543,413	$(437,298)

Weighted average shares outstanding:
Basic	29,452,669	29,100,503	29,336,570	29,100,503
Diluted	29,452,669	29,100,503	29,336,570	29,100,503

Income (loss) per share:
Basic	$(0.014)	$(0.026)	$(0.004)	$(0.030)
Diluted	$(0.014)	$(0.026)	$(0.004)	$(0.030)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (Loss)	$709,463	$(350,319)
Adjustments to reconcile net income to net cash
Depreciation and amortization	328,139	285,740
Gain on valuation of financial assets	(8,696)	(5,347)
Loss (Gain) on disposal of fixed assets	57,241	-
Changes in operating assets and liabilities:
Accounts receivable	3,716,237	3,529,527
Other current assets	(647,465)	(41,348)
Other assets	(102,015)	(4,468)
Tax payable	(79,281)	(9,736)
Other current liabilities	(3,413,703)	(3,153,091)
Net cash provided by operating activities	559,920	250,958

Cash flows from investing activities:
Cash from acquisition	320	128,933
Sale of investment in current deposit	-	1,625,955
Dividend received in excess of earnings as reductions of cost of the investment	246,357	-
Purchase of government bonds	(97,264)	-
Proceeds from sales of government bonds	96,266	-
Purchase of property, plant and equipment	(177,004)	(472,971)
Purchase of intangible assets	(381,618)	-
Net cash provided by (used in) investing activities	(312,943)	1,281,917

Cash flows from financing activities:
Proceeds from related party borrowing	134,510	45,527
Repayment to related parties	(313,072)	-
Net cash provided by (used in) financing activities	(178,562)	45,527

Foreign currency translation	(820,117)	(260,078)
Net increase (decrease) in cash and cash equivalents	(751,702)	1,318,324

Cash and cash equivalents, beginning balance	19,571,799	18,070,093
Cash and cash equivalents, ending balance	$18,820,097	$19,388,417

SUPPLEMENTARY DISCLOSURE:

Interest paid	$288	$-
Income tax paid	$820,322	$757,343

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$3,482,923	$-

 The accompanying notes are an integral part of these financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Mao Yi Hsiao, a Taiwanese citizen, and is quoted on the United States Over the Counter Bulletin Board (the “OTCBB”).

The corporate structure as of September 30, 2015 is as follows:

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ended December 31, 2015.

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

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of September 30, 2015, $1,289,924 of the Company’s cash and equivalents held by financial institution was insured and the remaining balance of $17,530,173 was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended September 30, 2015 and 2014, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended September 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$3,074,196	27%	$2,539,976	26%
Fubon Life Insurance Co.,Ltd.	1,357,519	12%	1,488,371	15%
AIA International Ltd.,Taiwan	(*)	(*)	1,429,382	15%
TransGlobe Life Insurance Inc.	(*)	(*)	1,326,987	14%
CTBC Life Insurance Co., Ltd	1,688,274	15%	(*)	(*)

(*) Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

For the nine months ended September 30, 2015 and 2014, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine months ended September 30,
	2015		2014
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co.,Ltd.	$10,082,711	28%	$8,415,238	27%
Fubon Life Insurance Co.,Ltd.	4,459,040	13%	4,992,976	16%
AIA International Ltd.,Taiwan	(*)	(*)	4,679,385	15%
TransGlobe Life Insurance Inc.	(*)	(*)	4,132,067	13%
CTBC Life Insurance Co., Ltd.	4,106,414	12%	(*)	(*)

(*) Revenue for the nine months ended had not exceeded 10% or more of the consolidated revenue.

As of September 30, 2015 and December 31, 2014, the Company’s accounts receivable from these companies were:

	September 30, 2015		December 31, 2014
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co.,Ltd.	$1,031,431	44%	$2,150,294	28%
Fubon Life Insurance Co., Ltd	478,064	20%	963,118	12%
AIA International Ltd.,Taiwan	-	-%	1,098,879	14%
TransGlobe Life Insurance Inc.	276,434	12%	735,755	10%
CTBC Life Insurance Co., Ltd	409,223	17%	1,200,562	16%

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

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU will require an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than restating prior periods. The ASU will be effective on a prospective basis for interim and annual period beginning after December 15, 2015. The Company will adopt this new standard beginning with the 2016 fiscal year, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements are effective for the Company beginning January 1, 2016 with retrospective application to all periods presented required and early adoption permitted. The Company does not expect the ASU to materially affect our financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Agreement. The ASU will require an entity's management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Entities will have the choice of prospective or retrospective adoption of the standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is still in the process of analyzing the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

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

NOTE 3 – CASH AND EQUIVALENTS

As of September 30, 2015 and December 31, 2014, our cash and equivalents primarily consisted of cash and certificates of deposits. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	September 30, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$(2,472)	$25,806
Funds	2,408,728	(86,561)	2,322,167
	$2,437,006	$(89,033)	$2,347,973

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$31,210	$(2,932)	$28,278
Funds	2,532,475	(123,747)	2,408,728
	$2,563,685	$(126,679)	$2,437,006

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Prepaid rent and rent deposit	$163,461	$191,995
Refundable business tax	1,880	912
Prepaid expenses	384,280	77,150
Other receivable	464,659	69,546
Current assets associated with discontinued operations	161,295	174,308
Others	-	60,556
Total other current assets	$1,175,575	$574,467

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

As of September 30, 2015 and December 31, 2014, the Company’s property, plant and equipment consisted of the following,

	September 30, 2015	December 31,2014
Office Equipment	$1,050,287	$1,026,426
Office Furniture	127,336	139,755
Leasehold improvements	463,623	478,154
Transportation equipment	86,216	89,240
Other equipment	97,894	64,002
Total	1,825,356	1,797,577
Less: accumulated depreciation	(915,680)	(735,815)
Total property, plant and equipment, net	$909,676	$1,061,762

NOTE 7 – INTANGIBLE ASSETS

As of September 30, 2015 and December 31, 2014, the Company’s intangible assets consisted the following:

	September 30, 2015	December 31, 2014
Software	$608,827	$462,903
Less accumulated amortization	(271,701)	(191,947)
Total other current assets	$337,126	$270,956

Estimated future intangible amortization as of September 30, 2015 is as follows:

Years ending September 30,	Amount
2016	$128,462
2017	55,064
2018	54,773
2019	53,411
2020	32,343
Thereafter	13,073
Total	$337,126

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

As of September 30, 2015 and December 31, 2014, the Company’s long-term investment consisted the following:

	September 30, 2015	December 31, 2014
Equity Investment Co., Ltd	$1,162,461	$-
Government Bonds	92,471	95,328
Total	$1,254,932	$95,328

The Company had the following long-term investment in equity:

Type	Investee	September 30, 2015 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,162,461

The Company received dividend of $234,217 from Genius Insurance Broker Co., Ltd in the year of 2015. According to ASC 325-20-35-1, the dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reduction of cost of the investment. Since the divided received by the Company belongs to the retained earning accumulated prior to the acquisition date of the ling-term investment, the amount of $234,217 is classified as reduction of cost of the investment by the Company, instead of dividend income.

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($97,859) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	September 30, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	92,471	-	92,471
	$92,471	$-	$92,471

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	(77)	95,328
	$95,405	$(77)	$95,328

NOTE 9 – OTHER ASSETS

The Company’s other assets consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Restricted cash	$265,719	$162,906
Rental deposits	398,207	384,670
Prepaid intangible assets	198,407	-
Others	-	39,946
Total other assets	$862,333	$587,522

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed acquired as goodwill. No intangible assets were identified as of the acquisition date. As of September 30, 2015, there were no any indications of the impairment of the goodwill.

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

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
PRC Tax	$63,733	$172,765
Taiwan Tax	743,108	747,142
Total tax payable	$806,841	$919,907

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Commissions payable to sub agents	$3,431,802	$5,311,365
Salary payable to administrative staff	119,818	144,158
Due to previous shareholders of AHFL	750,910	750,910
Withholding employee personal tax	322,321	259,458
Accrued expenses	1,252,134	2,844,166
Current liabilities associated with discontinued operations	4,650	782
Others	122,510	223,532
Total other current liabilities	$6,004,145	$9,534,371

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

NOTE 13 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Unearned revenue	$7,201,172	$7,500,645
Total other long-term liabilities	$7,201,172	$7,500,645

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

According to the revised agreement, as of September 30, 2015, the Company did not book any short-term unearned revenue since it did not expect to achieve the sales target within the next twelve months, and the Company booked the whole $7,201,172 as long-term liability.

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

NOTE 15 – INCOME TAX

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2015 and 2014:

	Three months ended September 30, 2015	Three months ended September 30, 2014
US statutory rate	34%	34%
Tax rate difference	(95)%	(8)%
Income tax on undistributed earnings	92%	(1)%
Loss in subsidiaries	285%	(25)%
Un-deductible and non-taxable items	(9)%	2%
Tax per financial statements	307%	2%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30, 2015	Nine months ended September 30, 2014
US statutory rate	34%	34%
Tax rate difference	(29)%	(40)%
Income tax on undistributed earnings	16%	76%
Loss in subsidiaries	30%	65%
Change in tax status	-%	1%
Un-deductible and non-taxable items	3%	7%
Tax per financial statements	54%	143%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 16 – RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. Li Chwan Hau (the director of the Company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 10 (2))

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$283,294	$214,165
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,179	2,255
Due to Mrs. Lee (Director of CUIS)	-	315,027
Due to Genius Broker (*)	32,166	-
Total	$317,639	$531,447

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Mrs. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. The entire loan and interest amount of $288 have been paid off in January 2015.

(*) The legal representative of the Genius Broker serves as one of the board members of CUIS.

NOTE 17 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the nine months ended September 30, 2015 and 2014 were $1,389,274 and $1,286,054, respectively. Rental expenses for the three months ended September 30, 2015 and 2014 were $506,921 and $402,545, respectively. At September 30, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended September 30, 2016	$1,892,494
Twelve months ended September 30, 2017	1,037,776
Twelve months ended September 30, 2018	588,781
Twelve months ended September 30, 2019	148,243
Twelve months ended September 30, 2020	20,087
Total	$3,687,381

Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

NOTE 18 - DISCONTINUED OPERATION

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. The liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator will complete the liquidation process no later than six months from the appointment date. Law Management is currently in the process of liquidation and Law Agent has completed the liquidation process and filed the liquidation completion declaration to the court during the three months ended September 30, 2015.

Law Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. As of September 30, 2015, Law Agent has completed the liquidation process and proceeded to file the liquidation completion declaration to the court. . The Total Assets and Total Liabilities of Law Management as of September 30, 2015 and December 31, 2014 are as follows:

	As of September 30, 2015	As of December 31, 2014
Total Assets (including cash)	161,301	334,512
Total Liabilities	5,115	255,954

The combined Revenue, Net Loss and EPS of Law Management and Law Agent for the nine months ended September 30, 2013 and the year ended December 31, 2014 are as follows:

	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Revenue	-	-
Net Loss	(1,058)	(3,270)
EPS	-	-

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

NOTE 20 – GEOGRAPHICAL REVENUE

The geographical distribution of China United’s revenue for the nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended September 30,
Geographical Areas	2015	2014
PRC	$1,315,641	$748,295
Taiwan	10,126,884	9,046,763
	$11,442,525	$9,795,058

	Nine months ended September 30,
Geographical Areas	2015	2014
PRC	$4,194,921	$2,137,652
Taiwan	31,361,236	28,852,271
	$35,556,157	$30,989,923

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, the WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of September 30, 2015 and December 31, 2014, the loan was offset against equity.

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

Total net revenues from Taiwan life insurance products were 81.94% and 87.65% of total net revenues for the nine months ended September 30, 2015 and 2014, respectively. Total net revenues from PRC life insurance products were 10.76% and 5.90% of total net revenues for the nine month ended September 30, 2015 and 2014, respectively.

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

Taiwan subsidiary commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from Taiwan property and casualty insurance products were 5.82% and 5.45% of total net revenues for the nine months ended September 30, 2015 and 2014, respectively. CAE commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenues from PRC property and casualty insurance products were 1.48% and 1.00% of total net revenues for the nine months ended September 30, 2015 and 2014, respectively.

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

Recent Accounting Pronouncements

In September 2015, the FASB issued ASU 2015-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments. The ASU will require an acquirer to recognize provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined rather than restating prior periods. The ASU will be effective on a prospective basis for interim and annual period beginning after December 15, 2015. The Company will adopt this new standard beginning with the 2016 fiscal year, and does not expect the adoption of this standard to have a material impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

In May 2015, the FASB issued ASU 2015-09, Financial Services-Insurance (Topic 944): Disclosures about Short-Duration Contracts. The updated accounting guidance requires enhanced disclosures to provide additional information about insurance liabilities for short-duration contracts. The updated guidance is effective for annual financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within the annual periods beginning after December 15, 2016. The Company is currently evaluating the effect the updated guidance will have on the Company's financial statement disclosures.

In May 2015, the FASB issued ASU 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements are effective for the Company beginning January 1, 2016 with retrospective application to all periods presented required and early adoption permitted. The Company does not expect the ASU to materially affect our financial statements and disclosures.

In April 2015, the FASB issued ASU No. 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Agreement. The ASU will require an entity's management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Entities will have the choice of prospective or retrospective adoption of the standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is still in the process of analyzing the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

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

Overview of the three months ended September 30, 2015 and 2014

The following table shows the results of operations for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014		Percentage
	(Unaudited)	(Unaudited)	Change	Change

Revenues	$11,442,525	$9,795,058	$1,647,467	17%
Cost of revenue	7,382,823	5,984,679	1,398,144	23%
Gross profit	4,059,702	3,810,379	249,323	7%
Gross profit margin	35%	39%	15%

Operating expenses:
Selling	1,020,934	1,703,365	(682,431)	(40)%
General and administrative	2,907,104	3,114,005	(206,901)	(7)%
Total operating expenses	3,928,038	4,817,370	(889,332)	(18)%

Income (loss) from operations	131,664	(1,006,991)	1,138,655	(113)%

Other income (expenses):
Interest income	77,411	54,001	23,410	43%
Other - net	(135,280)	158,359	(293,639)	(185)%
Total other income (expenses)	(57,869)	212,360	(270,229)	(127)%

Income (loss) before income taxes	73,795	(794,631)	868,426	(109)%
Income tax expense	226,397	(12,753)	239,150	(1875)%

Net income (loss)	(152,602)	(781,878)	629,276	(80)%
Net income attributable to the noncontrolling interests	253,878	(27,876)	281,754	(1011)%
Net income (loss) attributable to parent's shareholders	(406,480)	(754,002)	347,522	(46)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan and People’s Republic of China (“PRC”). We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended September 30, 2015 and 2014, the revenue generated respectively from Taiwan and PRC is as follows:

	Three months ended September 30,
Geographical Areas	2015	2014
PRC	$1,315,641	$748,295
Taiwan	10,126,884	9,046,763
	$11,442,525	$9,795,058

During the three months ended September 30, 2015, 88.50% and 11.50% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the three months ended September 30, 2014, 92.36% and 7.64% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $1,647,467, or 17%, from $9,795,058 for the three months ended September 30, 2014 to $11,442,525 for the three months ended September 30, 2015, which is mainly due to the increase of the revenue in Taiwan and PRC for the following reasons,

a)	The sales of the products of CTBC Life Insurance Co., Ltd. (“CTBC”) increased in 2015 because China Trust has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products are among the best seller of the company’s items. In April, 2015, CTBC launched a newly designed life-time life insurance product, which bears variable interest rate and coverages, and the subject product, given its flexibility to address diverse needs, gains the popularity among the customers, leading to the higher sales compared with that for the three months ended September 30, 2014.

b)	The company relocated its headquarters from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the period ended September 30, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended September 30, 2015 increased by $1,398,144 or 23%, to $7,382,823 compared to $5,984,679 for the three months ended September 30, 2014. The cost of revenue increased with the increase in revenue.

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

The gross profit for the three months ended September 30, 2015 increased by $249,323 or 7%, to $4,059,702 compared to $3,810,379 for the three months ended September 30, 2014. The gross profit ratio decreased to 35% for the three months ended September 30, 2015 from 39% for the three months ended September 30, 2014. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the three months ended September 30, 2014.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended September 30, 2015 decreased by $682,431 or 40%, to $1,020,934 compared to $1,703,365 for the three months ended September 30, 2014. The decrease is mainly a result from the decrease of the advertisement expense and other business expenses incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended September 30, 2015, G&A expenses were $2,907,104, decreased by $206,901, or 7%, compared with $3,114,005 for the three month ended September 30, 2014, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. The rate of the subject business tax was back to 2% from March 2015.

Other income (expenses)

Net other income (expenses) for the three months ended September 30, 2015 was $(57,869) and the net other income (expenses) for the three months ended September 30, 2014 was $212,360. Other income (expense) mainly consists of interest income, gain on change of fair value of marketable securities and loss on disposal of fixed assets. Compared with the three month ended September 30, 2015, net other income decreased due to the increase of other expenses and loss on disposal of fixed assets.

Income tax

For the three months ended September 30, 2015, the income tax expense was $226,397, increased by $239,150, or 1875%, compared with $(12,753) for the three months ended September 30, 2014. The increase was mainly due to increase income before income taxes for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.

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

Discontinued operations

Law Agent has completed the liquidation process and proceeded to file the liquidation completion declaration to the court for the three months ended September 30, 2015.

Overview of the nine months ended September 30, 2015 and 2014

The following table shows the results of operations for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014		Percentage
	(Unaudited)	(Unaudited)	Change	Change

Revenues	$35,556,157	$30,989,923	$4,566,234	15%
Cost of revenue	23,764,574	19,683,245	4,081,329	21%
Gross profit	11,791,583	11,306,678	484,905	4%
Gross profit margin	33%	36%	11%

Operating expenses:
Selling	1,635,494	2,444,031	(808,537)	(33)%
General and administrative	8,882,547	8,433,578	448,969	5%
Total operating expenses	10,518,041	10,877,609	(359,568)	(3)%

Income from operations	1,273,542	429,069	844,473	197%

Other income:
Interest income	174,324	147,954	26,370	18%
Other - net	107,153	244,260	(137,107)	(56)%
Total other income	281,477	392,214	(110,737)	(28)%

Income before income taxes	1,555,019	821,283	733,736	89%
Income tax expense	845,556	1,171,602	(326,046)	(28)%

Net income (loss)	709,463	(350,319)	1,059,782	(303)%
Net income attributable to the noncontrolling interests	827,066	524,522	302,544	(58)%
Net income (loss) attributable to parent's shareholders	(117,603)	(874,841)	757,238	(87)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan and People’s Republic of China (“PRC”). We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the nine months ended September 30, 2015 and 2014, the revenue generated respectively from Taiwan and PRC is as follows:

	Nine months ended September 30,
Geographical Areas	2015	2014
PRC	$4,194,921	$2,137,652
Taiwan	31,361,236	28,852,271
	$35,556,157	$30,989,923

During the nine months ended September 30, 2015, 88.20% and 11.80% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the nine months ended September 30, 2014, 93.10% and 6.90% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $4,566,234, or 15%, from $30,989,923 for the nine months ended September 30, 2014 to $35,556,157 for the nine months ended September 30, 2015, which is mainly due to the increase of the revenue in Taiwan and PRC for the following reasons,

a)	The sales of the products of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2015 because Farglory bundles its life insurance products to better customize each of its clients’ appeals. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customer and thus boosting the sales performance for the period ended September 30, 2015.

b)	The sales of the products of CTBC Life Insurance Co., Ltd. (“CTBC”) increased in 2015 because China Trust has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products are among the best seller of the company’s items. In fourth quarter of 2014, CTBC launched a newly designed insurance product focuses on the coverage of the handicap medical care that provides the solution for the absence of the coverage from the government funded health insurance; in April, 2015, CTBC launched a newly designed life-time life insurance product, which bears variable interest rate and coverages, and the subject product, given its flexibility to address diverse needs, gains the popularity among the customers, leading to the higher sales compared with that for the nine months ended September 30, 2014.

c)	The company relocated its headquarters from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the period ended September 30, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the nine months ended September 30, 2015 increased by $4,081,329 or 21%, to $23,764,574 compared to $19,683,245 for the nine months ended September 30, 2014. The cost of revenue increased with the increase in revenue.

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

The gross profit for the nine months ended September 30, 2015 increased by $484,905 or 4%, to $11,791,583 compared to $11,306,678 for the nine months ended September 30, 2014. The gross profit ratio decreased to 33% for the nine months ended September 30, 2015 from 36% for the nine months ended September 30, 2014. The decrease was mainly because the bonuses and awards to subagents increased and the share of revenue from the FYC increased in the total revenue compared to the nine months ended September 30, 2014.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the nine months ended September 30, 2015 decreased by $808,537 or 33%, to $1,635,494 compared to $2,444,031 for the nine months ended September 30, 2014. The decrease is mainly results from the decrease of the advertisement expense and other business expenses incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the nine months ended September 30, 2015, G&A expenses were $8,882,547, increased by $448,969, or 5%, compared with $8,433,578 for the nine month ended September 30, 2014, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries increased from 2% to 5% from July 2014. The rate of the subject business tax was back to 2% from March 2015. In addition, the G&A expense increased in Anhou due to the fact the company recently moved its headquarter to Nanjing in April 2014 and requires more expenditures to start the business operation and increased the number of employee in Nanjing.

Other income

Net other income for the nine months ended September 30, 2015 was $281,477 and the net other income for the nine months ended September 30, 2014 was $392,214. Other income (expense) mainly consists of interest income, gain on change of fair value of marketable securities and loss on disposal of fixed assets. Compared with the nine month ended September 30, 2015, net other income decreased due to the increase of other expenses and loss on disposal of fixed assets.

Income tax

For the nine months ended September 30, 2015, the income tax expense was $845,556, decreased by $326,046, or 28%, compared with $1,171,602 for the nine months ended September 30, 2014. The decrease was mainly due to the company paid additional 10% on any undistributed earnings income tax from prior period for the nine months ended September 30, 2015 compared to that for the nine months ended September 30, 2014.

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

Discontinued operations

Law Agent has completed the liquidation process and proceeded to file the liquidation completion declaration to the court for the nine months ended September 30, 2015.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) operating activities, net cash provided by (used in) investing activities and net cash used in financing activities for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014		Percentage
	(UNAUDITED)	(UNAUDITED)	Change	Change
Net cash provided by operating activities	$559,920	$250,958	308,962	123%
Net cash provided by (used in) investing activities	(312,943)	1,281,917	(1,594,860)	(124)%
Net cash provided by (used in) financing activities	(178,562)	45,527	(224,089)	(492)%

Operating activities

Net cash provided by operating activities during nine months ended September 30, 2015 was $559,920, increased by 308,962 in comparison with $250,958 net cash provided by operating activities during nine months ended September 30, 2014. The increase was mainly due to increased net income for the nine months ended September 30, 2015 compared to that for the nine months ended September 30, 2014.

Investing activities

Net cash used in investing activities was $312,943 during the nine months ended September 30, 2015, which is mainly due to the increased purchase of property, plan equipment and purchase of intangible assets. The net cash provided by investing activities was $1,281,917 for the nine months ended September 30, 2014, which is mainly due to the sale of investment in current deposit assets during the period.

Financing activities

Net cash used in financing activities was $178,562 during the nine months ended September 30, 2015, which is the result of repayment of the borrowings from the Company’s related parties. Net cash provided by financing activities was $45,527 during the nine months ended September 30, 2014, which is the result of the borrowings from the Company’s related parties.

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loan

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Lee Shu-Fen (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Mrs. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 22, 2015. In January 2015, the principal amount of this loan together with the accrued interests was fully repaid by AHFL. The entire loan and interest amount of $288 has been paid off in January 2015.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$283,294	$214,165
Due to Mr. Zhu (Legal Representative of Jiangsu Law)	2,179	2,255
Due to Mrs. Lee (Director of CUIS)	-	315,027
Due to Genius Broker (*)	32,166	-
Total	$317,639	$531,447

(*) The legal representative of the Genius Broker serves as one of the board members of CUIS.

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the nine months ended September 30, 2015 and 2014 were $1,382,414 and $1,286,054, respectively. Rental expenses for the three months ended September 30, 2015 and 2014 were $500,061 and $402,545, respectively. At September 30, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended September 30, 2016	$1,892,494
Twelve months ended September 30, 2017	1,037,776
Twelve months ended September 30, 2018	588,781
Twelve months ended September 30, 2019	148,243
Twelve months ended September 30, 2020	20,087
Total	$3,687,381

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

Interest Rate Sensitivity

As of September 30, 2015, we had cash of RMB 16 million, approximately $3 million, and NT$537 million, approximately $16 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended September 30, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended September 30, 2015, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

The information contained in “Part II, Item 2. Unregistered Sales Of Equity Securities And Use Of Proceeds” of this Quarterly Report is incorporated herein by reference.

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

Date: November 9, 2015	By:	/s/ Mao Yi Hsiao
	Name:	Mao Yi Hsiao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2015	By:	/s/ Chuang Yung Chi
	Name:	Chuang Yung Chi
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)