Form 10-K
period 2015-12-31
China United Insurance Service, Inc.
filed 2016-03-30
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Yes ☐                                        No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was $263,538,928.

As of March 24, 2016, there were 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

Our business is conducted in Taiwan and China using New Taiwanese Dollars (“NT$”), the currency of Taiwan, Hong Kong Dollars (“HK$”), the currency of Hong Kong, and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD”, “US$” or “$”). In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD. These dollar references are based on the exchange rate of NT$, HK$ and RMB to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I

ITEM 1. BUSINESS

Corporate History and Structure

China United Insurance Service, Inc. (“China United,” “CUIS,” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi Hsiao Mao, a Taiwanese citizen, and is quoted on the Over the Counter Bulletin Board (“OTCBB”). The Company’s operating companies are in Taiwan and China. Unless context indicates otherwise, reference to the “Company” throughout this annual report refers to China United and its subsidiaries. Reference to Action Holdings Financial Limited (“AHFL”), refers to the combined operations of AHFL and its Taiwan Subsidiaries. Reference to Anhou refers to the combined operations of Anhou and its subsidiaries.

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

On September 26, 2013, several new PRC individual investors, namely Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang, Li Chen (“Anhou New Investors”) and the original shareholders of Anhou, namely, Shuqin Zhu, Qun Wei, Qunlei Fang and Yanxia Chen (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million ($8,165,895), among which, Yanyan Wang would invest RMB10 million ($1,633,179), accounting for 20%, Zhaohui Chen would invest RMB10 million ($1,633,179), accounting for 20%, Jing Yue would invest RMB7.5 million ($1,224,871), accounting for 15%, Weizhe Hou would invest RMB5 million ($816,589), accounting for 10%, Yong Zhang would invest RMB4.5 million ($734,930), accounting for 9%, and Li Chen would invest RMB3 million ($489,949), accounting for 6%, of the registered capital of Anhou.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf.

On October 24, 2013, Anhou completed the registration with local Administration Industry and Commerce (“AIC”) on the above-mentioned capital increase. The new business license was issued to Anhou on October 25, 2013.

The registered capital increase of Anhou was in response to the promulgations of certain regulations by China Insurance Regulatory Commission (“CIRC”). On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,890). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,890), can continue operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

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

On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Changrong Hu, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative, General Manager and the sole director of Anhou.

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

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services in China are operated. It is through the VIE Agreements that we have effective control of the Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in our financial statements. If Anhou and its shareholders fail to perform their obligations under the VIE Agreements, we could be limited in our ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our Consolidated Affiliated Entities, we would not be able to continue to consolidate the Consolidated Affiliated Entities’ financial results with our financial results. During each of the fiscal years ended June 30, 2011 and 2012, 100% of our revenues in our consolidated financial statements were derived from our Consolidated Affiliated Entities. For the year ended June 30, 2013, the first fiscal year after the acquisition of AHFL together with its Taiwan Subsidiaries, 92.66% and 7.34% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. During the six months ended December 31, 2013, 93.72% and 6.28% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. For the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. For the year ended December 31, 2015, 88.45% 10.71% and 0.84% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and Prime Financial Asia Ltd., respectively.

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

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. As Anhou is still operating at a loss, Anhou has not paid any service fees to CU WFOE yet and CU WFOE has not paid any dividend to us to date. We expect Anhou to make a profit beginning in the fiscal year ending December 31, 2016, when it should start to pay service fees to CU WFOE, although there can be no assurance that Anhou will become profitable by that time or ever. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. Law Broker, being the only operating entity for our Taiwan business, is primarily focused on life and property insurance brokerage and agency business. Through years of operation, Law Broker has become one of the leading insurance brokerage firms in Taiwan and has expanded its business across Taiwan, with 26 sales and service outlets (including the headquarters) and 2,329 employees and insurance sales professionals as of December 31, 2015.

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

Anhou owns 100% equity interest in both Sichuan Kangzhuang and Jiangsu Law. The shareholders of Anhou are Changrong Hu, Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang and Li Chen. All of these shareholders are PRC citizens and do not hold any shares in the Company. Pursuant to the VIE Agreements, CU WFOE becomes the primary beneficiary of Anhou and only leaves Anhou shareholders nominal value therein.

On January 28, 2011, the Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Yi Hsiao Mao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company. On August 8, 2014, Mr. Chung Mei Lo (“Mr. Lo”), who had been serving as the Company’s Chief Executive Officer, resigned from his position with the Company. Following the resignation of Mr. Lo, the Company’s Board of Directors appointed Mr. Mao as the Company’s Chief Executive Officer.

On August 24, 2012, the Company, pursuant to an Acquisition Agreement (the “AHFL Acquisition Agreement”), acquired all of the issued and outstanding shares of AHFL, a limited liability company (“LLC”) incorporated under the laws of British Virgin Islands on April 30, 2012, together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL becomes a 100% subsidiary of the Company. On July 30, 2013, AHFL, Taiwan Branch (“AHFLTW”) was established with registered capital of NT$100,000.

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

Pursuant to the provisions of the AHFL Acquisition Agreement, the Company was to pay NT$15 million (US$468,926) on or prior to March 31, 2013 and NT$7.5 million (approximately US$234,463) subsequent to March 31, 2013 in cash in two installments, subject to certain terms and conditions. In addition the Company agreed to (i) issue 8,000,000 shares of common stock of the Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of the Company to certain employees of Law Insurance Broker Co., Ltd. (“Law Broker”), a subsidiary of AHFL; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of the Company.

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the AHFL Acquisition Agreement (the “First Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the AHFL Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agreed to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees).

On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the AHFL Acquisition Agreement (the “Second Amendment”), pursuant to which the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2015 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL.

On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million (US$685,059), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. If the Company fails to meet either of these criteria and the shareholders of AHFL exercise their right to unwind the Acquisition of AHFL by CUIS, the business and financial prospects of the Company may be severely negatively affected. The Company is doing its best to achieve the targeted milestones as set forth in the third Amendment to the Acquisition Agreement. However, given the tight schedule and harsh general environment, despite every efforts of the Company, it might be really difficult for the Company to do so within the stipulated deadline. Therefore, the Company is actually negotiating with the Selling Shareholders of AHFL to convince them to give up such termination rights in case of failure to comply with the first and second requirements under Third Amendment within the stipulated deadline while continuously using its best efforts to fulfill such obligations.

On January 17, 2014, the Board of Directors of the Company approved a change in our fiscal year end from June 30 to December 31.

On April 23, 2014, AHFL entered into a capital increase agreement (the “Agreement”) with Chun Kwok Wong (“Mr. Wong”), the owner of Prime Financial Asia Ltd. (PFAL) which is a re-insurance broker company residing in Hong Kong. Upon the Agreement, Mr. Wong would increase PFAL’s registered capital from HK$500,000 ($64,424) to HK$1,470,000 ($189,404), and AHFL would contribute HK$1,530,000 ($197,133) to PFAL’s registered capital. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

AHFL holds 51% of the issued and outstanding shares of PFAL. PFAL incorporated (i) Max Key Investment Ltd. (“MKI”), a company limited by shares incorporated in British Virgin Islands, on August 7, 2015, and (ii) Prime Technology Consulting (Nanjing) Co., Ltd. (“PTC Nanjing”), a company limited by shares incorporated in Nanjing on August 15, 2015.

On September 3, 2015, MKI incorporated Prime Technology Consulting Co., Ltd. (“PTC Taiwan”), a company limited by shares incorporated in Taiwan. MKI is a holding company for its operating subsidiaries in Taiwan. PTC Taiwan primarily engages in insurance platform establishment and related information technology consulting service business across Taiwan.

On February 13, 2015, the Company and AHFL entered into an acquisition agreement with Mr. Chwan Hau Li, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”) (the acquisition agreement hereafter referred to as the “Genius Acquisition Agreement”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of the Company (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the Selling Shareholder would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of the Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. The acquisition price may be further adjusted on the fourth anniversary of the closing date of the acquisition and depending on the earnings per share of GHFL during the fiscal years of 2014 through 2017, subject to other terms and conditions therein. Mr. Chwan Hau Li is the sole shareholder of GHFL and a director and shareholder of the Company. On February 13, 2015, the acquisition was completed, the Selling Shareholder transferred 100% shares in GHFL to AHFL. On March 31, 2015, the Selling Shareholder exercised the Put Option, pursuant to which, 704,333 shares of GHFL held by the Selling Shareholder were transferred back to CUIS as the consideration for 352,166 shares of common stock of CUIS, which were issued to the Selling Shareholder on April 29, 2015.

On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least USD 10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. The right to revoke the Put Option has not been exercised as of March 24, 2016.

Please refer to the chart below for detailed information of the Company’s shareholders who serve as a director or officer of the Company, the Company’s subsidiaries, or the Consolidated Affiliated Entities.

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in GHFL	Position in Taiwan Genius	Position in CU Hong Kong	Position in CU WFOE	Position in Anhou	Position in Jiangsu Law
Yi Hsiao Mao	Director Chief Executive Officer	Director	Director		Director	Director			General Manager and Chairman	General Manager and Chairman		Supervisor

Chwan Hau Li	Director						Director	Director

Fu Chang Li	Director

Kuei Chiao Chen	Director

Yung Chi Chuang	Chief Financial Officer			Manager of Financial Department

Tung Chi Hsieh	Chief Operating Officer											Division Chief of Management

Te Yun Chiang	Chief Technology Officer											Manager

Hui Hsien Chao			Director	General Manager	Director							Vice-General Manager

Shu Fen Lee	Director		General Manager	Director

Wen Ti Tu				Senior Assistant General Manager

Wen Che Shen				Senior Assistant General Manager

See “Related Party Transactions” for further information on our contractual arrangements with these parties.

The following flow chart illustrates our Company’s organizational structure:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
51%
Action Holdings Financial Limited (BVI Company)
Prime Financial Asia Ltd. (HK Company)
65.95%
100%
Law Enterprise Co., Ltd.(Taiwan Company)
Genius Holding Financial Limited (BVI Company)
100%
Max Key Investments Ltd. (BVI Company)
100%
Law Insurance Broker Co., Ltd.(Taiwan Company)
Law Insurance Agent Co., Ltd.(Taiwan Company)
Prime Technology Consulting Cor., Ltd.-TW
Genius Investment Co., Ltd. (Taiwan Company)
Law Risk Management & Consultant Co., Ltd. (Taiwan Company)
Entities outside China
100%
Entities inside China
Prime Management Consulting (Nanjing) Co., Ltd.
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Contractual Control
Jing Yue
15%
Changrong Hu
20%
Weizhe Hou
10%
9%
Yanyan Wang
20%
Law Anhou Insurance Agency Co., Ltd.
Yong Zhang
6%
Zhaohui Chen
20%
Li Chen
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

Life Insurance Products

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker accounted for 94 % of Law Broker’s total net revenues in the fiscal year ended December 31, 2015. Total net revenues from life insurance products distributed by Law Broker accounted for 89.8% of CUIS’ total net revenues of life insurance in the fiscal year ended December 31, 2015.

•	Individual Whole Life Insurance. The individual whole life insurance products Law Broker distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Law Broker distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products Law Broker distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to sickness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Casualty Insurance. Accidental Injury Insurance is the kind of life insurance that insurance benefit is given when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will. Casualty insurance policies expire when the premium is not paid or a certain age is attained.

•	Investment-oriented Insurance. Investment-oriented insurance products are the market linked insurance plan which also provide life coverage. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, Investment-oriented insurance policies are categorized into two broad categories: (1) The death benefit is equal to the higher of insured amount or fund value. (2) The death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Policy Commodity. It is a life insurance policy in which a policy benefit shall all be paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.

•	Travel Accident Insurance. It is a kind of casualty insurance. The travel accident insurance provides monetary compensation in case the insured dies or loses a limb in an accident while he or she is traveling. The premium is based on the days of traveling and the insured amount.

The life insurance products Law Broker distributed in the fiscal year ending December 31, 2015 were primarily underwritten by Farglory Life Insurance Co., Ltd., CTBC Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd. and AIA International Limited, Taiwan Branch.

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products accounted for 91.88% of Anhou’s total net revenues in the fiscal year ending December 31, 2015.

Total net revenues from life insurance products distributed by Anhou accounted for approximately 10.2% of CUIS’ total net revenues of life insurance products in the fiscal year ending December 31, 2015.

•	Individual Whole Life Insurance. The individual whole life insurance products Anhou distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Anhou distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Endowment Life Insurance. The individual endowment products Anhou distributes generally provide maturity benefits if the insured reaches a specified age, and provide to a beneficiary designated by the insured guaranteed benefits upon the death of the insured within the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period, generally ranging from five to 25 years.

•	Individual Education Annuity. The individual annuity products Anhou distributes are primarily education related products. They provide annual benefit payments after the insured attains a certain age, e.g., 18, for a fixed time period, or e.g., four years, and a lump payment at the end of the coverage period. In addition, the beneficiary designated in the annuity contract will receive guaranteed benefits upon the death of the insured during the coverage period. In return, the purchaser of the annuity products makes periodic payment of premiums during a pre-determined accumulation period.

•	Individual Health Insurance. The individual health insurance products Anhou distributes primarily consist of dreaded disease insurance products, which provide guaranteed benefits for specified dreaded diseases during the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

The life insurance products Anhou distributed in the fiscal year ending December 31, 2015 were primarily underwritten by Taikang Life Insurance Company, Huaxia Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd. and Aegon THTF Life Insurance Co., Ltd.

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

Property and Casualty Insurance Products

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products accounted for 6% of Law Broker’s total net revenues in the fiscal year ending December 31, 2015.

Total net revenues from property and casualty insurance products distributed by Law Broker accounted for 80.31% of CUIS’ total net revenues of property and casualty insurance products in the fiscal year ending December 31, 2015.

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

The property and casualty insurance products Law Broker distributed in the fiscal year ending December 31, 2015 were primarily underwritten by Zurich Insurance Company, Fubon Insurance Co., Ltd., Union Insurance Company, ACE Insurance Company and Taian Insurance Co., Ltd.

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and had developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Anhou accounted for 8.12% of Anhou’s total net revenues in the fiscal year ending December 31, 2015.

Total net revenues from property and casualty insurance products distributed by Anhou accounted for 19.69% of CUIS’ total net revenues of property and casualty insurance products in the fiscal year ending December 31, 2015.

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

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2015 were primarily underwritten by PICC Property and Casualty Co., Ltd., China Pacific Insurance (Group) Co., Ltd., Cathay Insurance Co., Ltd., China Life Property &Casualty Insurance Co., Ltd. and Fubon Property& Casualty Insurance Co., Ltd.

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

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIA International Limited Taiwan Branch (“AIATW”) to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW.

Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of execution fees. On March 15, 2016, AHFL unilaterally issued a confirmation letter to AIATW, where it emphasized its commitment to achieve certain sales targets within a specific time frame and covenanted to refund a certain portion of Execution Fees calculated based on the formula therein upon failure to achieve such sales target, as applicable.

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

Through years of operation, the Unified Operating Platform has proved to be an efficient and streamlined operating system which contributes to the successful expansion and growth of Law Broker into one of the leading companies in Taiwan, with 26 sales and service outlets (including the headquarter) across Taiwan and 2,329 employees and insurance sales professionals as of December 31, 2015.

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

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1991, it has devoted substantial resources in building up its distribution and service network. Law Broker currently has 26 sales and service outlets spread across Taiwan (including the headquarters), among which, 6 are located in the northern region, 14 are located in the central region, 3 are located in the southern region and 2 are located in the eastern region. As of December 31, 2015, Law Broker had 2,169 sales professionals and 160 administrative staff members.

The following table sets forth some additional information of Law Broker’s distribution and service network as of December 31, 2015, broken down by the four regions:

		Number of
Province	Number of Sales and Service Outlets	Sales Professionals
Northern region	7	527
Southern region	3	343
Central region	14	1,256
Eastern region	2	53
Total	26	2,169

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu and Sichuan. As of December 31, 2015, Anhou has two insurance agencies and one insurance brokerage firm, with 4,711 sales professionals and 140 administrative staff members operating across 36 cities within these three provinces.

The following table sets forth some additional information of Anhou’s distribution and service network as of December 31, 2015, broken down by provinces:

Province	Number of Sales and Service Outlets	Number of Sales Agents
Henan	37	4,496
Sichuan	5	206
Jiangsu	1	9
Total	43	4,711

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are not its employees.

Customers

As of December 31, 2015, Law Broker had approximately 451,422 customers, among which approximately 83% purchased life insurance products and approximately 17% purchased property and casualty insurance products from Law Broker.

Due to its extensive line of insurance products underwritten by the insurance companies in Taiwan, Law Broker managed to offer a variety of insurance products to customers of different ages or professions. However, as an aging population in Taiwan has gradually become a more recognized social issue, despite relatively healthy government-sponsored retirement and medical programs, more and more Taiwanese, especially those with stable financial means and aiming for high-end retirement and medical treatment, have been focusing on endowment and medical type of commercial insurance products, while the investment type of insurance products have been playing a less significant role since the economic downturn.

In addition, from time to time, Law Broker has been, either voluntarily or upon request of insurance companies, advising insurance companies or providing feedback on particular types of insurance products before they are put on the market. This interaction with insurance companies has not only enhanced the close cooperation between Law Broker and the insurance companies, but also gives it an edge in understanding the in-depth features of such insurance products for marketing and distribution purposes.

Law Broker sells automobile insurance and casualty insurance primarily to individual customers. Law Broker sells liability insurance to institutional customers.

As of December 31, 2015, Anhou had 31,207 customers, among which 30,997 purchased life insurance products and 210 purchased property and casualty insurance products from Anhou.

Anhou sells automobile insurance and individual accident insurance primarily to individual customers. Anhou sells commercial property insurance to institutional customers.

Anhou targeted middle class individuals and family members under 50 years age to be its priority clients, which represents 86.3% of its client base. The revenues of Anhou are primarily generated from the sale of life insurance products and we expect the continuous growth in this regard, as more and more customers in China realized the insufficiency of the mandatory social insurance coverage and the necessity to supplement it with commercial insurance. With the implementation of the national one-child policy through the past decades in China, approximately 35% of the insurance policies distributed by Anhou have designated children under 14 years age as the beneficiary of such policies, Anhou expects the continuous growth of insurance market of these factors in the near future.

In the fiscal year ended December 31, 2015, no single customer accounted for more than 3% of the net revenues of CUIS, Law Broker or Anhou.

Insurance Company Partners

We are selective in terms of choosing insurance companies as our partners. We take into consideration a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of December 31, 2015, Law Broker had established business relationships with 19 insurance companies in Taiwan and Anhou had established business relationships with 34insurance companies in China.

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

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW.

Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of execution fees. On March 15, 2016, AHFL unilaterally issued a confirmation letter to AIATW, where it emphasized its commitment to achieve certain sales targets within a specific time frame and covenanted to refund a certain portion of Execution Fees calculated based on the formula therein upon failure to achieve such sales target, as applicable.

In the fiscal year ended December 31, 2015, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., CTBC Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., TransGlobal Life Insurance Co., Ltd. and AIA International Limited, Taiwan Branch. Among them, Farglory Life Insurance Co., Ltd. accounted for 81.79% of Law Broker’s total net revenues from commissions and fees in the fiscal year ending December 31, 2015.

In the fiscal year ended December 31, 2015, Anhou’s top five insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Taikang Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd. and Aegon THTF Life Insurance Co., Ltd.. Among them, Taikang Life Insurance Co., Ltd. accounted for 13.91% of Anhou’s total net revenues from commissions and fees in the fiscal year ending December 31, 2015.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 26 sales and service outlets (including the headquarters) and 2,169 sales professionals and 160 administrative staff members spread over the four regions of Taiwan as of December 31, 2015. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd. Through years of operation, Law Broker has won numerous awards from various Taiwan government authorities for its excellence in the insurance brokerage industry. Among which, from year 2005 to year 2008, Law Broker has won the “Taiwan Insurance Excellence Award - Talent Training” for four consecutive years, the “Taiwan Insurance Excellence Award - E-commerce” in 2009, the "Taiwan Insurance Excellence Award - Customer Service and Personal Training” in 2011, the “Taiwan Insurance Excellence Award - Golden Medal for Information Application, Silver Medal for Personnel Training and Silver Medal for Customer Service” in 2013, the “Insurance Dragon and Phoenix Award” in 2012 and 2013 as well as the Most Desirable Insurance Brokerage Company of Finance Insurance Graduates in 2013. In 2015, Law Broker won the “Insurance Dragon and Phoenix Award” and the “Taiwan Insurance Excellence Award - Silver Medal for Personnel Training and Silver Medal for Customer Service”. The “Taiwan Insurance Excellence Award" is one of most prestigious as well as well-participated insurance events in Taiwan, co-sponsored by the Taiwan Insurance Institute, Taiwan Financial Supervisory Committee and Taiwan Consumer Protection Committee, to encourage the insurance industry participants to actively enhance insurance service quality as well as to improve customer services.

During the past 12 years, Anhou has expanded its business across 36 cities within Henan, Sichuan and Jiangsu provinces with 4,711 sales professionals and 140 administrative staff members. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch office across the PRC, to carry out the insurance agency business, with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2015, Law Broker has a total of 160 full-time employees and Anhou has 140 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

The Insurance Law defines several subjects of insurance industry, such as insurer, insurance agency, insurance brokerage and insurance adjustor. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance businesses and life insurance businesses. The Insurance Law distinguishes insurance between fire disaster, marine, land and air, liability, surety, and other casualty and property insurance businesses on the one hand, and life insurance, health insurance, casualty insurance and annuity businesses on the other. Unless permitted by the FSC, insurance companies are not allowed to engage in both types of insurance businesses.

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

Regulation of Insurance Agents and Agencies

The current principal regulation governing insurance agents and agencies is the Regulations Governing Insurance Agents latest amended on June 18, 2015 by Insurance Bureau of FSC (the “Agent Rule”). An insurance agent stipulated under the Insurance Law refers to a person who is on behalf of the insurer to conduct agency business pursuant to the agency contract or the power of attorney and charges fees from the insurer. Depending on their focused insurance areas, i.e. property insurance and life insurance, insurance agents can be divided into property insurance agents and life insurance agents. No matter what insurance industry an insurance agent is engaged in, it must have one of the following qualifications: (1) having passed the insurance agency examination for professional and technical staff; (2) having passed the insurance agency qualification test; or (3) having obtained the agency practitioner certificate and practiced the same business. Those who have agent qualifications required by the Agent Rule may conduct business after they obtain the practitioner certificates under the name of themselves or the company they work for. An agency company must hire more than one agent to act as signatory(ies), and registered with the administrative authority, the number of whom can be adjusted appropriately in accordance with the scale of business. If necessary, the administrative authority may, in its discretion, require the company to add more signatories. An insurance agent may only work for one insurance agency company as signatory at one time.

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

Education and Training

There are two types of education and training for an insurance agent, pre-vocational and on-the-job education and training. An insurance agent must attend in pre-vocational education and training for at least 32 hours during the one year before applying for practicing insurance agency business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Agent Rule.

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

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Regulations Governing Insurance Brokers last amended on June 18, 2015 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

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

Education and Training

There are two types of education and training for an insurance broker, pre-vocational and on-the-job education and training. An insurance broker must attend pre-vocational education and training for at least 32 hours during the one year before applying for practicing insurance broker business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Broker Rule.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on December 2, 2015;
•	The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;
•	Value-Added and Non-Value-Added Business Tax Law, latest amended on December 30, 2015; and

•	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on December 30, 2015.

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$79,000 ($2,470) per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000 ($3,997). Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

Sale of goods or service, import of goods in Taiwan are subject to a Value-Added or Non-Value-Added Business Tax. The Rate of business tax, except as otherwise stipulated in the relevant tax law, ranges from 2% to 10% as determined by the State Council of Taiwan.

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

2009 Amendments to the Insurance Law

The 2002 Insurance Law was amended again in 2009 and the amended insurance law, which we refer to as the 2009 Insurance Law, became effective on October 1, 2009. The major amendments to the 2002Insurance Law include:

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

The 2009 Insurance Law was revised again on April 24, 2015, the 2015 Insurance Law, with an aim to further eliminate various administrative approvals as well as grant more market discretion to participants, among which, (i) the requirement of prior approval by CIRC to establish an insurance agency or an insurance brokerage; (ii) the requirement on personnel or senior managers of an insurance agency or an insurance brokerage to obtain certain relevant qualification certificate; or (iii) the requirement of prior approval for split, merger or change of organizational form of an insurance agency company or an insurance brokerage company.

On October 14, 2015, Legislative Affairs Office of the State Council circulated the Provisions on Amendment to Insurance Law (Draft) (the “2015 Draft Insurance Law”)for public opinion until November 14, 2015, with an aim to further grant market discretion to participants while strengthen supervision afterwards, among which, (i) allows insured funds to be invested in equity, insurance assets management products as well as financial derivative products for the purposes of risk management, (ii) allows pension insurance products to be provided, (iii) eliminate the limit on self-reserved insurance premiums of property insurance company, (iv) perfect the relevant rules and regulations, especially those on insurance solvency supervision, (v) strengthen the crackdown of illegal insurance activities, including substantially increased penalty fines, and (vi) impose certain measures for the protection of the insured, including a mandatory requirement of at least 20-day hesitation period for any life insurance with a term over one year and prohibition of any illegal disclosure, sale or otherwise provision of the insured’s personal information by insurance companies and intermediaries.

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

Regulation of Insurance Agencies

The principal regulation governing insurance agencies is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. According to the Agency Provisions, the establishment of an insurance agency is subject to minimum registered capital requirement and other requirements and the approval of the CIRC. The term “insurance agency” refers to an entity that engages in insurance agency business within the authorization of, and collects commissions from, insurance companies, including the professional insurance agency companies and their branches. The insurance agency shall meet the qualification requirements specified by the CIRC, obtain the license to conduct an insurance agency business with the approval of the CIRC. An insurance agency may take any of the following forms: (i) a LLC; or (ii) a joint stock limited company. An insurance agency must have a registered capital of at least RMB2 million ($313,332). Where it is established as a nationwide company, its registered capital must be at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions (the “2013 Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On October 19, 2015, CIRC issued the Decision on Revising Eight Regulations including Provisions on Insurance Companies Setting up Offshore Insurance Organizations, which made certain revisions to the 2013 Agency Provisions (the “2015 Agency Provisions”), among which, (i) eliminate the requirement of prior approval by CIRC to establish an insurance agency; (ii) eliminate the requirement on personnel or senior managers of an insurance agency to obtain certain relevant qualification certificate; or (iii) eliminate the requirement of prior approval by CIRC on split, merger or change of organizational form of an insurance agency company.

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

On September 17, 2015, CIRC issued Opinions on Deepening the Reformation of Insurance Intermediary Market (the “Reformation Opinions”), pursuant to which, CIRC will take further actions to simplify unnecessary administrative procedures, among which, the elimination of 8 administrative approvals, including the cancellation of previously required qualification certificate for insurance salesperson, the previously required approval for the split, merger, organizational change, set-up of branch office and exit of insurance agency and brokerage company. CIRC will also focus on (i) improving management over entry into and exit from insurance intermediary market and setting up a multilayered service system; (ii)encouraging and pushing forward reformation and innovation to improve intermediary service; (iii)strengthening self-management and supervision and promoting the improvement of industrial quality; (iv) placing stronger supervision and management and improving the comprehensive administrative efficiency; (v)focusing more on organizational construction and industrial self-control; and (vi) consummating information disclosure system and making better use of social supervision.

An insurance agency may engage in the following insurance agency businesses:

(a)	selling insurance products on behalf of the insurer principal;
(b)	collecting insurance premiums on behalf of the insurer principal; and
(c)	conducting loss surveys and handling claims of insurance businesses on behalf of the insurer principal; and other business activities specified by the CIRC.

The name of an insurance agency must contain the words “insurance agency” or “insurance sales.” The license of an insurance agency company is valid for a period of three years and may be renewed with due application 30 days prior to its expiration. An insurance agency must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) changes its registered address or the operating address of its branches; (iii) the sponsors or major shareholders change their respective name; (iv) changes its major shareholders; (v) changes its registered capital; (vi) materially changes its equity structure; (vii)changes its organizational form; (viii) split, merger; (ix) amends its articles of association; or (x) sets up or closes its branches. The senior managers of an insurance agency including its branches must meet specific qualification requirements set forth in the Agency Provisions. The appointment of the senior managers of an insurance agency including its branches is subject to review and approval of the CIRC.

Regulation of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. According to this Brokerage Provisions, the establishment of an insurance brokerage is subject to the approval of the CIRC. The term “insurance brokerage” refers to an entity provides brokerages service on the execution of the insurance contract between the insured and the insurance company based on the interests of the insured and collects commission as agreed, including the insurance brokerage companies and their branches, The insurance brokerage shall meet the qualification requirements specified by the CIRC and obtain the license to operate an insurance brokering business with the approval of the CIRC. Insurance brokering business includes both direct insurance brokering, which refers to brokering activities on behalf of insurance applicants or the insured in their dealings with the insurance companies, and reinsurance brokering, which refers to brokering activities on behalf of insurance companies in their dealings with reinsurance companies. An insurance brokerage may take any of the following forms: (i) a LLC; or (ii) a joint stock limited company. An insurance brokerage company must have a registered capital or capital contribution of at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Brokerage Provisions (the “2013 Brokerage Provisions”), pursuant to which, CIRC has mandated any insurance brokerage established subsequent to the 2013Brokerage Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).On October 19, 2015, CIRC issued the Decision on Revising Eight Regulations including Provisions on Insurance Companies Setting up Offshore Insurance Organizations, which made certain revisions to the 2013 Agency Provisions (the “2015 Brokerage Provisions”), among which, (i) eliminate the requirement of prior approval by CIRC to establish an insurance brokerage company; (ii) eliminate the requirement on personnel or senior managers of an insurance brokerage company to obtain certain relevant qualification certificate; or (iii) eliminate the requirement of prior approval by CIRC on split, merger or change of organizational form of an insurance brokerage company.

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

On September 17, 2015, CIRC issued Opinions on Deepening the Reformation of Insurance Intermediary Market (the “Reformation Opinions”), pursuant to which, the following targets were erected for future reformation of insurance intermediary market: (i) improve management over entry into and exit from insurance intermediary market and set up a multilayered service system; (ii) encourage and push forward reformation and innovation and improve intermediary service; (iii) strengthen self-management and supervision and promote the improvement of industrial quality; (iv) place stronger supervision and management and improve the comprehensive administrative efficiency; (v) pay more attention to organizational construction and industrial self-control; and (vi) consummate information disclosure system and make better use of social supervision. The Reformation Opinions will be beneficial to both the improvement of reformation and development conducted by insurance intermediaries on their own and transformation and upgrading of the insurance intermediary market.

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

The name of an insurance brokerage must contain the words “insurance brokerage.” The license of an insurance brokerage company is valid for three years and may be renewed with due application 30 days prior to its expiration. An insurance brokerage must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) change its registered address or the operating address of its branches; (iii) the sponsors or the major shareholders change their respective name; (iv) changes its major shareholders; (v) changes its registered capital; (vi) materially changes its equity structure; (vii)changes its organizational form; (viii) split, merger; (ix) amends its articles of association; or (x) sets up or closes its branches. The senior managers of an insurance brokerage including its branches must meet specific qualification requirements set forth in the Brokerage Provisions. Appointment of the senior managers of an insurance brokerage including its branches is subject to review and approval by the CIRC.

Regulation of Insurance Salespersons

The principal regulation governing individual insurance salespersons is the Measures on the Supervision of Insurance Salespersons issued by the CIRC on January 6, 2013 and effective on July 1, 2013, which replaced the Provisions on the Administration of Insurance Salespersons promulgated on April 6, 2006 and effective on July 1, 2006. Under this regulation, the term “insurance salesperson” refers to an individual who sells insurance products for an insurance company, including those who are engaged by insurance companies or by insurance agencies. To engage in insurance sales activities as an insurance salesperson, a person first must pass the qualification examination for the insurance agency practitioners organized by the CIRC to obtain a “Qualification Certificate of Insurance Agency Practitioners”. The person must have a junior high school education or above to be qualified for the examination. In addition to the qualification certificate, a person must be registered with the CIRC’s Insurance Intermediary Supervision Information System and obtain a “Practice Certificate of Insurance Salespersons” issued by the insurance company or insurance agency to which he or she belongs in order to conduct insurance sales activities. On August 3, 2015, CIRC issued the Notice on Relevant Issues to Management of Insurance Intermediary Practitioners (the “2015 Notice”), pursuant to which, the qualification certificate is no more a pre-requisite condition for insurance intermediary practitioners to practice, instead, the insurance intermediary companies where such practitioners work shall complete the practitioners registration for them and conduct professional training. CIRC branches shall not accept any application for qualification approval of insurance salesperson (including insurance agency practitioners) any more.

Regulation of Insurance Brokerage Practitioner and Insurance Adjustment Practitioners

The principal regulation governing insurance brokerage practitioners and insurance adjustment practitioners is the Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners issued by the CIRC on January 6, 2013 and effective on July 1, 2013. To engage in the insurance brokerage activities as an insurance brokerage practitioner, or in the insurance adjustment activities as an insurance adjustment practitioner, a person first must pass the qualification examination organized by the CIRC for the insurance brokerage practitioners or for the insurance adjustment practitioners to obtain a “Qualification Certificate of Insurance Brokerage Practitioners” or a “Qualification Certificate of Insurance Adjustment Practitioners”. The person must have a tertiary education or above to be qualified for the examination. In addition to the qualification certificate, a person also must be registered with the CIRC’s Insurance Intermediary Supervision Information System and obtain a “Practice Certificate of Insurance Brokerage Practitioners” or “Practice Certificate of Insurance Adjustment Practitioners” issued by the insurance brokerage firm or insurance claims adjusting company to which he or she belongs in order to conduct insurance brokerage or claims adjustment activities. An insurance brokerage practitioner is not allowed to conduct insurance brokerage activities on behalf of himself or herself. On August 3, 2015, CIRC issued the Notice on Relevant Issues to Management of Insurance Intermediary Practitioners (the “2015 Notice”), pursuant to which, the qualification certificate is no more a pre-requisite condition for insurance intermediary practitioners (including insurance adjustment practitioners) to practice, instead, the insurance intermediary companies where such practitioners work shall complete the practitioners registration for them and conduct professional training. CIRC branches shall not accept any application for qualification approval of insurance brokerage practitioners any more.

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

PRC Regulations on Tax

PRC Enterprise Income Tax

The PRC EIT is calculated based on the taxable income determined under the PRC accounting standards and regulations, as well as the EIT law. On March 16, 2007, the National People’s Congress of China enacted the EIT Law, a new EIT law which became effective on January 1, 2008. On December 6, 2007, the State Council promulgated the Implementation Rules which also became effective on January 1, 2008. On December 26, 2007, the State Council issued the Notice on Implementation of Enterprise Income Tax Transition Preferential Policy under the EIT Law, or the Transition Preferential Policy Circular, which became effective simultaneously with the EIT Law. The EIT Law imposes a uniform EIT rate of 25% on all domestic enterprises and foreign-invested enterprises unless they qualify under certain exceptions. Under the EIT Law, as further clarified by the Implementation Rules, the Transition Preferential Policy Circular and other related regulations, enterprises that were established and already enjoyed preferential tax treatments before March 16, 2007 will continue to enjoy them in the following manners: (i) in the case of preferential tax rates, for a five-year period starting from January 1, 2008, during which the tax rate will gradually increase to 25%; or (ii) in the case of preferential tax exemption or reduction for a specified term, until the expiration of such term. However, if such an enterprise has not enjoyed the preferential treatments yet because of its failure to make a profit, its term for preferential treatment will be deemed to start from 2008.

PRC Business Tax

Taxpayers providing taxable services in China are required to pay a business tax at a normal tax rate of 5% of their revenues, unless otherwise provided. According to the Announcement on the VAT Reform Pilot Program of the Transportation and Selected Modern Service Sectors issued by the State Tax Bureau in July 2012, the transportation and some selected modern service sectors, including research and development and technical services, information technology services, cultural creative services, logistics support services, tangible personal property leasing services, and assurance and consulting service sectors, should pay value-added tax instead of business tax based on a predetermined timetable (hereinafter referred to as the “VAT Reform”), effective September 1, 2012 for entities in Beijing and October 1, 2012 for entities in Jiangsu. As of December 31, 2015, none of our Consolidated Affiliated Entities has been requested to convert into the VAT system.

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

PRC regulations relating to the establishment of offshore SPVs by PRC residents

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005. On July 4, 2014, SAFE promulgated the Notice on Issues Relating to Administration of Foreign Exchange in Offshore Investment & Fund-Raising and Round-trip Investment by Domestic Residents Utilizing Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, which replaced Circular 75. On February 13, 2015, SAFE promulgated the Notice on Further Simplifying and Improving Management Policies of Foreign Exchange in Direct Investment, or SAFE Circular No. 13, which will be effective on June 1, 2015. According to SAFE Circular No. 13, foreign exchange registrations for both domestic and foreign direct investment shall be undertaken by banks, while SAFE and its branches execute indirect supervision on foreign exchange registration of direct investment via banks. The regulation requires PRC residents and PRC corporate entities to register with local banks or local branches (for the supplementary registration) of SAFE in connection with their direct or indirect offshore investment activities. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who will make investments in Special Purpose Vehicles or SPVs are required to register those investments with the bank where the domestic company incorporated, and the PRC residents who have previously made, prior to the implementation of the SAFE Circular No. 37, direct or indirect investments in SPVs are required to register those investments with local SAFE for the supplementary registration. In addition, any PRC resident who is a direct or indirect shareholder of a SPV, is required to update the previously filed registration with the local banks, with respect to that SPV, to reflect any material change. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

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

Risks Relating to Our Business

The former shareholders of Action Holdings Financial Limited, the holding company through which the Company conducts all of its Taiwan operations (“AHFL”), may in the near future have the right to require the Company to unwind the acquisition of AHFL and return the ownership of AHFL to such shareholders, in which case our business prospects and future results of operations would be severely adversely affected.

The Company conducts all of its Taiwanese operations indirectly through its subsidiary AHFL and the revenues from such Taiwanese operations represented approximately 90% of our total revenues in our consolidated financial statements for the year ended December 31, 2015, and such operations were also the source of all of our profits in 2015.On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million (US$312,617), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. It appears quite unlikely that the Company will be able to list its shares in a major capital market with proceeds of at least US$10,000,000 prior to June 30, 2016. As a result, it appears likely that the former shareholders of AHFL will have the right to unwind the acquisition of AHFL by the Company, in which case the Company would lose all of its Taiwan operations, which are currently the source of nearly all of its revenues and profits. If the Company fails to meet any of the criteria stated above and reach new agreement with such former shareholders of AHFL, and the shareholders of AHFL exercise their right to unwind the Acquisition of AHFL by CUIS, the business and financial prospects of the Company will be severely negatively affected.

The recent global macroeconomic events could cause disruptions to our customers and their demand for insurance services. Demand for our products has been, and will continue to be, adversely affected by overall macroeconomic conditions.

The recent global macroeconomic events could have a negative impact on businesses around the world. For example, on August 5, 2011, Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+. In addition, the European sovereign debt crisis that started in 2009 has also had a negative impact on the credit ratings of several European countries and general market sentiment. Furthermore, from May 2013, emerging markets in Asia are facing a capital flight as funds flow back into Europe and the United States. Emerging markets from Thailand to India plunged into the red amid a heavy sell-off, as investors reassessed the implications of another shift in the global economy. In 2015, the development of global economy is still in a slow pace and the recovery are still subject to various obstacles and difficulties, among which, the global financial market is still in fluctuation, price of bulk commodity remains in doldrums and trade protection and currency competition are suffering higher risk. These downgrades could have material adverse impacts on financial markets and economic conditions throughout the world. In general, the continuous bad economic situation will cause weak consumer confidence and diminish consumer and business spending, which will have a negative impact on the general market demand for insurance services around the world.

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

Our entire sales of life, property and casualty insurance products are conducted through our individual sales professionals or agents, who are not our employees. Some of these sales professionals or sales agents are significantly more productive than others in generating sales. If we are unable to attract and retain the core group of highly productive sales professionals or sales agents, our business could be materially and adversely affected. Competition for sales personnel from insurance companies and other insurance intermediaries may also force us to increase the compensation of our sales professionals or sales agents, which would increase operating costs and reduce our profitability.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 26 sales and service outlets (including the headquarters) and 2,329 employees and sales professionals as of December 31, 2015. Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in 3 provinces and 36 service outlets as of December 31, 2015. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

In the fiscal year ended December 31, 2015, Law Broker’s top five insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were Farglory Life Insurance Co., Ltd., CTBC Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., TransGlobal Life Insurance Co., Ltd. and AIA International Limited, Taiwan Branch. Among them, Farglory Life Insurance Co., Ltd. accounted for 81.79% of Law Broker’s total net revenues from commissions and fees in the fiscal year ending December 31, 2015.

In the fiscal year ended December 31, 2015, Anhou’s top five insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Taikang Life Insurance Co., Ltd. Huaxia Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd. and Aegon THTF Life Insurance Co., Ltd. Among them, Taikang Life Insurance Co., Ltd. accounted for 13.91% of Anhou’s total net revenues from commissions and fees the fiscal year ending December 31, 2015.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular Mr. Yi Hsiao Mao, the Chief Executive Officer, Ms. Yung Chi Chuang, the Chief Financial Officer, Mr. Wen Yuan Hsu, the Chief Marketing Officer, Mr. Tung Chi Hsieh, the Chief Operating Officer, and Mr. Te-Yun Chiang, the Chief Technology Officer. If one or more of our senior executives or other key personnel, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in the PRC and Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

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

All of our personnel engaging in insurance agency or brokering are required under relevant regulations to have a qualification certificate issued by the relevant government authorities in Taiwan. If these qualification requirements are strictly enforced in the future, our business may be materially and adversely affected.

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. To obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for five years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of December 31, 2015, all of Law Broker’s sales professionals had received and held a valid registration certificate.

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

The affiliates to the Company hold 100% of the Company’s outstanding preferred shares, 43.79% of the Company’s outstanding common shares, and 58.03% of the voting power of the Company as of March 24, 2016 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, the Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our Board of Directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of the Company’s affiliates may not always coincide with the interests of our other shareholders and as such the Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

Our contractual arrangements with Anhou and its shareholders enable us to:

•	exercise effective control over Anhou and its subsidiaries;

•	receive a substantial portion of the economic benefits of Anhou and its subsidiaries in consideration for the services provided by our wholly- owned subsidiary in China; and

•	have an exclusive option to purchase all or part of the equity interests in Anhou when and to the extent permitted by PRC law.

Because of these contractual arrangements, we are the primary beneficiary of Anhou and its subsidiaries and have consolidated them into our consolidated financial statements. Although we believe that these agreements are in compliance with current PRC regulations, we cannot assure you that the PRC government would agree that these contractual arrangements comply with PRC licensing, registration or other regulatory requirements, with existing policies or with requirements or policies that may be adopted in the future, such as the Draft Foreign Investment Law described below.

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

Negative List Management

Most foreign investments will not need pre-approval as was previously required. It means that the Chinese market could be more open and efficient in some sectors to set up foreign invested companies. However, the Draft Foreign Investment Law sets out a Negative List, or Catalogue of Prohibitions. Foreign investors are not allowed to invest in any sector set out in the Catalogue of Prohibitions. Further, a Catalogue of Restrictions will note those sectors with restrictions imposed on foreign investors. The use of Negative lists represents a method of management or administration of foreign investments.

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

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Since both of CU WFOE and Anhou are under our common control, either under direct ownership or through contractual arrangements, and certain our officers and directors used to be and are currently the employees of Anhou and its subsidiaries (for example, Tung Chi Hsieh and Te Yun Chiang, our Chief Operating Officer and Chief Technology Officer, also act as Division Chief of Management and Manager of Jiangsu Law respectively, and Wen Yuan Hus, our Chief Marketing Officer, also acts as the General Manager of Sichuan Kangzhuang), the VIE Agreements are likely to be deemed as arrangements between related parties. In addition, CU WFOE has been granted substantial unilateral right under the VIE Agreements. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our PRC subsidiary and Anhou are not on an arm’s-length basis and adjust the income of Anhou in the form of a transfer pricing adjustment, where the relevant PRC tax authorities may, in their discretion, disregard the tax filing of Anhou and impose a different tax amount payable by Anhou. A transfer pricing adjustment could among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Anhou, which could in turn increase their respective tax liabilities. Moreover, the PRC tax authorities may impose interest and other penalties on Anhou for underpayment of taxes. Though we have not encountered any challenge or transfer pricing adjustment by the PRC tax authorities so far, we could not assure you that the PRC tax authorities will not do so in the future. Our consolidated net income may be materially and adversely affected by the occurrence of any of the foregoing.

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

Law Broker’s executive office is located in Taiwan, which suffered a severe earthquake during fiscal year of 2000. We did not experience significant disruption to our operations as a result of that earthquake. Taiwan is also exposed to typhoons and tsunamis. If a major earthquake, typhoon, tsunami or other natural disaster were to affect our operations, our business would suffer serious harm.

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

The value of the New Taiwanese Dollar (“NTD” or “NT$”) against the US dollar (“USD”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of December 31, 2015, the exchange rate of NT$ to the USD was 1NT$=0.03045USD.

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

For the year ended December 31, 2015
Depreciation in NTD	Decrease in net income	Decrease in retained earnings

3%	$132,265	$132,265

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

We have a limited operating history in China. Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Anhou started distributing automobile insurance business in 2010. Life insurance products distributed by Anhou accounted for 91.88% of Anhou’s total net revenues in the fiscal year ending December 31, 2015. Property and casualty insurance products distributed by Anhou accounted for 8.12% of Anhou’s total net revenues in the fiscal year ending December 31, 2015. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

PRC regulations relating to the establishment of offshore SPVs by PRC residents may subject our PRC resident beneficial owners or our PRC subsidiary to liability or penalties, limit our ability to inject capital into our PRC subsidiary, limit our PRC subsidiary’s ability to increase their registered capital or distribute profits to us, or may otherwise adversely affect us.

SAFE has promulgated several regulations, including the Notice on Issues Relating to the Administration of Foreign Exchange in Fund-Raising and Round-trip Investment Activities of Domestic Residents Conducted via Offshore Special Purpose Companies, or SAFE Circular No. 75, effective on November 1, 2005. The regulation requires PRC residents and PRC corporate entities to register with local branches of SAFE in connection with their direct or indirect offshore investment activities. On July 4, 2014, SAFE promulgated the Notice on Issues Relating to Administration of Foreign Exchange in Offshore Investment & Fund-Raising and Round-trip Investment by Domestic Residents Utilizing Special Purpose Vehicles, or SAFE Circular No. 37, effective on July 14, 2014, which replaced Circular 75. On February 13, 2015, SAFE promulgated the Notice on Further Simplifying and Improving Management Policies of Foreign Exchange in Direct Investment, or SAFE Circular No. 13, which becomes effective on June 1, 2015. According to SAFE Circular No. 13, foreign exchange registrations for both domestic and foreign direct investment shall be undertaken by banks, while SAFE and its branches execute indirect supervision on foreign exchange registration of direct investment via banks. These regulations apply to our shareholders who are PRC residents and may apply to any offshore acquisitions that we make in the future.

Under these foreign exchange regulations, PRC residents who will make investments in Special Purpose Vehicles or SPVs are required to register those investments with the bank where the domestic company is incorporated, and the PRC residents who have previously made, prior to the implementation of the SAFE Circular No. 37, investments in SPVs are required to register those investments with local SAFE for the supplementary registration. In addition, any PRC resident who is a direct or indirect shareholder of a SPV is required to update the previously filed registration with the bank where the domestic company is incorporated, with respect to that SPV, to reflect any material change. If any PRC shareholder fails to make the required registration or update the previously filed registration, the PRC subsidiaries of that SPV may be prohibited from distributing its profits and the proceeds from any reduction in capital, share transfer or liquidation to their SPV parent, and the SPV may also be prohibited from injecting additional capital into its PRC subsidiaries. Moreover, failure to comply with the various foreign exchange registration requirements described above could result in liabilities for such PRC subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions, including (i) the requirement by SAFE to return the foreign exchange remitted overseas within a period specified by SAFE, with a fine of up to 30% of the total amount of foreign exchange remitted overseas and deemed to have been evasive and (ii) in circumstances involving serious violations, a fine of no less than 30% of and up to the total amount of remitted foreign exchange deemed evasive. Furthermore, the persons-in-charge and other persons at such PRC subsidiaries who are held directly liable for the violations may be subject to administrative sanctions.

These foreign exchange regulations provide that PRC residents include both PRC citizens, meaning any individual who holds a PRC passport or resident identification card, and individuals who are non-PRC citizens but primarily reside in the PRC due to their economic ties to China.

Fu Chang Li, Chung Mei Lo, Tung Chi Hsieh and Te Yun Chiang, our shareholders, who do not directly hold any interests in the Consolidated Affiliated Entities, are permanent residents of Taiwan, stay in Mainland China for over 183 days per annum. However, as a result of our inquiries with the local branch of SAFE responsible for our PRC subsidiary’s foreign exchange registrations, we were informed that, given the lack of any publicly-available implementing rules or official interpretations issued by the SAFE regarding the issue of whether the registration and amendment filing requirements under SAFE Circular No. 37 and related rules should apply to non-PRC citizens, and whether Fu Chang Li, Chung Mei Lo, Tung Chi Hsieh and Te Yun Chiang should not be deemed a PRC resident for these purposes, any attempt to submit an application to such local SAFE branch with respect to Fu Chang Li, Chung Mei Lo, Tung Chi Hsieh and Te Yun Chiang’s investment and shareholdings in our offshore SPV will not be officially accepted or examined.

However, we cannot conclude the SAFE or the local branch responsible for our PRC subsidiary’s foreign exchange registrations will not later alter its position on and interpretation of the applicability of these foreign exchange regulations to Mr. Fu Chang Li, Chung Mei Lo, Tung Chi Hsieh and Te Yun Chiang. If the registration procedures set forth in these foreign exchange regulations become applicable to Mr. Fu Chang Li, Chung Mei Lo, Tung Chi Hsieh and Te Yun Chiang, we will urge these individuals to, and believe they will, file necessary registrations and amendments as required under SAFE Circular No. 37 and related rules. However, as SAFE regulations and policies have been evolving rapidly in the past few years, we cannot assure that all of these individuals can successfully make or update any applicable registration or obtain the necessary approval required by these foreign exchange regulations as these individuals may not be able to fully satisfy the new requirements or interpretations that SAFE or its local branch may impose or adopt from time to time. The failure or inability of such individuals to comply with the registration procedures set forth in these regulations may subject us to fines or legal sanctions, restrictions on our cross-border investment activities or our PRC subsidiary’s ability to distribute dividends to, or obtain foreign-exchange-dominated loans from, the Company, or prevent us from making distributions or paying dividends. As a result, our business operations and our ability to make distributions to our stockholders could be materially and adversely affected.

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

The principal regulation governing insurance agencies in China is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009 (restated on October 19, 2015), which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. The Agency Provisions have not only set forth the market entrance standards for applicants to establish an insurance agency, but also stipulate the qualification criteria of senior management for such insurance agency. The Agency Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. The principal regulation governing insurance brokerages in China is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009 (restated on October 19, 2015), which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. The Brokerage Provisions have not only set forth the market entrance standards for applicants to establish a brokerage firm, but also stipulate the qualification criteria of senior management for such brokerage firm. The Brokerage Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. On January 6, 2013, CIRC issued Measures on the Supervision of Insurance Salespersons and Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners, which sets forth a higher academic requirement for candidates to take the qualification examination for the insurance agency and brokerage practitioners organized by the CIRC. On August 3, 2015, CIRC issued the Notice on Relevant Issues to Management of Insurance Intermediary Practitioners (the “2015 Notice”), pursuant to which, in lieu of the qualification examination/test previously required for insurance salesperson, insurance agency practitioners and insurance brokerage practitioners, CIRC only requires their companies to complete such practitioner registrations on their behalves and conduct professional training on them. The enactment of any new laws and regulations in replacement of the above-mentioned laws or the change of interpretations of any such current laws and regulations may have a significant impact on the operation and financial results of the Company.

For an expanded discussion of the material regulations affecting the Company, please review the discussion located under the “Regulation” heading in the “Corporate History and Structure” section of this annual report.

Further development of regulations in China may impose additional costs and restrictions on our activities.

China’s insurance regulatory regime is undergoing significant changes. Some of these changes and the further development of regulations applicable to us may result in additional restrictions on our activities or more intensive competition in this industry. For example, under the provisions for administration of professional insurance agencies and brokerages promulgated on September 25, 2009, insurance agencies and brokerage companies are required to increase their guaranty deposit, which generally cannot be withdrawn without the CIRC’s approval, when they open any new branches. Furthermore, pursuant to the provisions, the minimum registered capital requirements for insurance agencies and brokerages were increased substantially. Under the provisions for administration of professional insurance agencies and brokerages promulgated on October 19, 2015, CIRC now allows professional insurance agency companies and insurance brokerage companies to more freely use their guaranty deposit, among which, to: (i) reduction in their registered capital; (ii) cancellation of their licenses; (iii) purchase of qualified professional liability insurance; or (iv) other circumstances as set forth by CIRC, provided that a written report be submitted within 5 days of such use. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions and Decision on Revising the Brokerage Provisions, pursuant to which, CIRC has mandated any insurance agency and insurance brokerage established subsequent to the Decisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agencies and insurance brokerages established prior to the issuance of the above Decisions, with registered capital less than RMB50 million($8.1 million), can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office. See “Corporate History and Structure - Regulation.” Such increase would reduce the amount of cash available for other business purposes. In addition, the CIRC issued an Opinion of CIRC on Reforming and Improving the Management System of Insurance Salespersons in September 2010 (the “Reforming Opinion”), which requires the insurance companies and insurance intermediaries to build up a clear legal relationship with the insurance salespersons, improve the fundamental protection rights of the insurance salespersons, and encourage the insurance companies and insurance intermediaries to actively explore new models and marketing channels for insurance sales system. On September 14, 2012, CIRC issued another opinion to reiterate and push forward the Reforming Opinion above.

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

It may be difficult to effect service of process and enforcement of legal judgments upon us and our officers and directors because they reside outside the United States.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Law Enterprise and Law Broker shared the same address as their registered address, which is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters of office space. The lease was between Pon-Chen Co., Ltd. and Law Broker, for two years commencing from June 1, 2013 to May 31, 2015 and with a monthly rent of $12,432 (NT$373,251). The lease was renewed for another two years commencing from June 1, 2015 to May 31, 2017 with the same monthly rent. Law Broker has also entered into 34 leases for each of its sales and service outlets and training centers (excluding its headquarters), with an aggregate office size of 17,845 square meters for an aggregate monthly fee of $117,673 (NT$3,713,584).

Anhou’s current registered address is located at Room 1906-1910, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 6,458 square feet (600 square meters) of office space. The lease agreement is between Qing Tian and Anhou. The term is from February 1, 2014 to January 31, 2019 with rent of first year being $120,578 (RMB750,000), second year being $125,592 (RMB795,000), third year being $135,482 (RMB842,700), the fourth year being $143,611 (RMB893,262), and the fifth year being $152,227 (RMB946,857).

Sichuan Kangzhuang’s office is located at A and B areas, 14th Floor Renbao Building, No.57 Dongyu Street, Jinjiang District, Chengdu City, Sichuan province, China, with 8,353 square feet (776 square meters) of office space. The lease was between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang. The lease term is from September 1, 2006 to August 31, 2011 for four years, with rent of approximately $4,862 (RMB31,040) per month, to be increased by 8% per annum commencing from September 1, 2008, payable every three months. Upon the expiration of the above lease, Sichuan Kangzhuang entered into a new lease with People's Insurance Company of China, Sichuan Branch, which is located at B area, 14th Floor Renbao Building, No.57 Dongyu Street, Chengdu City, Sichuan province, China, with 6,672 square feet (612 square meters) of office space. The lease term is from September 1, 2011 to August 31, 2014 for three years, with rent of $5,313 (RMB33,652 ) per month in the first year commencing from September 1, 2011, $5,844 (RMB37,017) per month in the second year commencing from September 1, 2012, $6,429 (RMB40,719) per month in the third year commencing from September 1, 2013, payable every three months. On August 8, 2014, the lease was renewed and the term was extended to August 31, 2017 for three (3) years, with rent of $6,643(RMB41,606) per month payable every three months.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII” since August 1, 2012. The latest available closing price of our common stock prior to March 25, 2016 was $11.90.

The following table sets forth for the respective periods indicated the high and low closing prices for the common stock, as reported by the OTCBB.  Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2015
	Low	High
First Quarter ended March 31, 2015	$12.23	$13.28
Second Quarter ended June 30, 2015	$9.86	$13.06
Third Quarter ended September 30, 2015	$4.88	$11.63
Fourth Quarter ended December 31, 2015	$5.29	$10.00

Shareholders

As of December 11, 2015, there were 121 record owners of our common stock and one record owner of our preferred stock.

Transfer Agent

Our transfer agent is Island Stock Transfer, at the address of 15500 Roosevelt Blvd., Suite 301, Clearwater, FL33760.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the Acquisition Agreement dated August 24, 2012 and its amendments on March 14, 2013, March 13, 2015 and February 17, 2016, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the Acquisition Agreement, the Company is committed to create an employee stock pool or similar plan consisting of up to 5 million shares of CUIS common stock to be granted to employees of affiliated entities of the Company (including Law Broker employees). Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the Board of Directors of Law Broker may submit its recommendation to the Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by the Company. As of March 24, 2016, the Company has not yet set up the ESOP.

Options and Warrants

As of March 24, 2016, we had no outstanding options or warrants.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated statement of operations data for the years ended December 31, 2015, 2014, the six months ended December 31, 2013, and the years ended June 30, 2013 and the selected consolidated balance sheet data as of December 31, 2015 and 2014 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

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

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,		Six Months Ended	Year Ended
	2015	2014	December 31, 2013	June 30, 2013
Revenues	$55,023,766	$47,449,962	23,689,110	$37,842,246
Cost of revenue	35,423,762	30,408,118	16,040,303	24,309,716

Gross profit	19,600,004	17,041,844	7,648,807	13,532,530

Operating expenses:
Selling	3,084,408	4,034,409	2,010,744	962,958
General and administrative	12,675,171	11,971,863	5,948,516	9,062,828
Impairment loss of goodwill	-	-	122,250	-
Total operating expense	15,759,579	16,006,272	8,081,510	10,025,786

Income (loss) from operations	3,840,425	1,035,572	(432,703)	3,506,744

Other income:
Interest income	229,855	229,317	108,654	83,682
Bargain gain on purchase of subsidiaries	-	-	-	5,280,042
Other - net	150,071	365,225	(652,079)	432,064
Total other income	379,926	594,542	(543,425)	5,795,788

Income before income taxes	4,220,351	1,630,114	(976,128)	9,302,532
Income tax expense	1,519,226	1,672,840	143,660	698,508

Net income (loss)	2,701,125	(42,726)	(1,119,788)	8,604,024
Net income attributable to the noncontrolling interests	1,623,198	865,406	32,190	1,386,556
Net income (loss) attributable to parent's shareholders	1,077,927	(908,132)	(1,151,978)	7,217,468

Other comprehensive items
Foreign currency translation gain (loss)	(329,562)	(268,695)	(38,218)	13,195
Other comprehensive income (loss)	310	(6,298)	4,001	384
attributable to parent's shareholder	(329,252)	(274,993)	(34,217)	13,579
Other comprehensive items
attributable to noncontrolling interest	(477,738)	(346,783)	(16,557)	(1,630)

Comprehensive income (loss) attributable to parent's shareholders	$748,675	$(1,183,125)	(1,186,195)	$7,231,047

Comprehensive (income) loss attributable to noncontrolling interest	$(1,145,460)	$(518,623)	(15,633)	$(1,388,186)

Weighted average shares outstanding:
Basic	29,365,834	29,100,503	29,100,503	27,593,654
Diluted	30,365,834	29,100,503	29,100,503	28,588,174
Income (loss) per share:
Basic	$0.037	$(0.031)	0.040	$0.262
Diluted $	0.035	$(0.031)	0.040	$0.252

Selected consolidated balance sheet data	As of December 31,
	2015	2014

Total assets	$39,401,816	$32,336,764
Total current liabilities	13,560,879	11,023,387
Total long-term liabilities	6,594,530	7,500,645
Total shareholders' equity	19,246,407	13,812,732

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

You should read this Management’s Discussion and Analysis in conjunction with the Consolidated Financial Statements and Related Notes.

Overview

China United Insurance Service, Inc. (“China United”, ”CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi-Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the Over the Counter Bulletin Board (the “OTCBB”). CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was founded by China United on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“the PRC”).

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

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf. On September 26, 2013, the new PRC individual investors, namely Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang, Li Chen (“Anhou New Investors”) and the original shareholders of Anhou (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $8 million). On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Changrong Hu, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million ($1,633,178). Mr. Hu is currently the legal representative and the sole director of Anhou.

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

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu”) was founded on September 19, 2005 in Jiangsu Province in the PRC and provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB518,000 ($75,475) and Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 ($1,355,000) from RMB5,180,000 ($625,113) on January 18, 2011 to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Jiangsu. On acquisition date, Jiangsu had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value (“FV”) of the identifiable assets and liabilities assumed exceeded the FV of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

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

On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Yi-Hsiao Mao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification.

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

AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. Law Enterprise holds (i) 100% Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Risk Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent” collectively with “ Law Enterprise”, “Law Broker”, “Risk Management” and “Law Agent”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”), a LLC incorporated in Taiwan on June 3, 2000.

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

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the Acquisition Agreement (the “Second Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL. On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the Acquisition Agreement (the “Second Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million (approximately US$676,466), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. If the Company fails to meet either of these criteria and the shareholders of AHFL exercise their right to unwind the Acquisition of AHFL by CUIS, the business and financial prospects of the Company may be severely negatively affected. The Company is doing its best to achieve the targeted milestones as set forth in the third Amendment to the Acquisition Agreement. However, given the tight schedule and harsh general environment, despite every efforts of the Company, it might be really difficult for the Company to do so within the stipulated deadline. Therefore, the Company is actually negotiating with the Selling Shareholders of AHFL to convince them to give up such termination rights in case of failure to comply with the first and second requirements under Third Amendment within the stipulated deadline while continuously using its best efforts to fulfill such obligations.

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Risk Management and Law Agent are not active. We operate our Taiwan business primarily through Law Broker.

On January 17 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30.

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Chun Kwok Wong (“Mr. Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Upon the Agreement, Mr. Wong would increase PFAL’s capital contribution from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital contribution by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

In the fourth quarter of 2014, the shareholders of the Risk Management and Law Agent made the resolution to dissolve Risk Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Risk Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Risk Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Risk Management and Law Agent completed the liquidation process in the year ended of December 31, 2015.

On February 13, 2015, the Company and AHFL entered into an acquisition agreement (the “Acquisition Agreement”) with Mr. Chwan Hau Li, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of the Company (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the Selling Shareholder would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL will become a wholly-owned subsidiary of the Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds approximately 15% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed, the Selling Shareholder transferred 100% shares in GHFL to AHFL. On March 31, 2015, the put option was exercised and Mr. Li received 352,166 shares of common shares of CUIS in exchange for his AHFL shares. On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least $10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. The right to revoke the Put Option has not been exercised as March 24, 2016.

AHFL holds 51% of the issued and outstanding shares of PFAL. PFAL incorporated (i) Max Key Investment Ltd.,(“MKI”) a company limited by shares incorporated in British Virgin Islands on August 7, 2015 (ii) Prime Technology Consulting (Nanjing) Co., Ltd., (“PTC Nanjing”) a company limited by shares incorporated in Nanjing on August 15, 2015.

On September 3, 2015, MKI incorporated Prime Technology Consulting Co., Ltd., (“PTC Taiwan”) a company limited by shares incorporated in Taiwan. MKI is a holding company for its operating subsidiaries in Taiwan. PTC Taiwan primarily engages in insurance platform establishment and related information technology consulting service business across Taiwan.

As of December 31, 2015, through our CAE, we had two insurance agencies, one brokerage and 43 service outlets with 4,711 full-time sales professionals and 140 administrative staff in Henan, Sichuan and Jiangsu provinces in China. In addition, through Law Insurance Broker Co., Ltd., we had 26 sales and service outlets (including the headquarters) with 2,169 sales professionals and 160 administrative staff in Taiwan.

During the year ended December 31, 2015, 89.29% and 10.71% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively. During the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

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

Principles of consolidation

The accompanying consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Noncontrolling Interest

Noncontrolling interest consists of direct and indirect equity interest in AHFL and subsidiaries arising from the acquisition of AHFL by CUIS and acquisition of PFA by AHFL on August 24, 2012 and April 23, 2014, respectively.

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

Foreign Currency Transactions

The functional currency for our subsidiaries in Taiwan is New Taiwan Dollar (“NT$”), for our subsidiaries in Hong Kong is Hong Kong Dollar (“HK$”) and for the VIEs in China is Renminbi (“RMB”).

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

Revenue recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the fiscal years ended December 31, 2015 and 2014, policy cancellations were $2,226 and $84,476, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of December 31, 2015 and 2014, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the fiscal year ended December 31, 2014, and it has not been paid during the year ended December 31, 2015.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value (“FV”).  Assets to be disposed of are reported at the lower of the carrying amount or FV, less costs of disposal. No impairment was recognized for the years ended December 31, 2015 and 2014.

Goodwill

Goodwill arose from both the acquisition of PFAL and GHFL. Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of December 31, 2015, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL and GHFL.

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements are effective for the Company beginning January 1, 2016 with retrospective application to all periods presented required and early adoption permitted. The Company does not expect the ASU to materially affect our financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer's accounting for Fees Paid in a Cloud Computing Agreement. The ASU will require an entity's management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Entities will have the choice of prospective or retrospective adoption of the standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. The ASU is effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is still in the process of analyzing the effect of this new standard, including the transition method, to determine the impact on the Company's consolidated financial position, results of operations, cash flows, and related disclosures.

The FASB has issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial position and results of operations.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to the prior period. This update is effective for annual and interim periods beginning after December 15, 2016. We have early adopted this standard beginning in fiscal 2015. There was no material impact to the Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes". The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will be effective for us, but will not cause a material impact on our financial condition or the results of our operations.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Corporation is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

Results of Operations

Overview of the years ended December 31, 2015 and 2014

The following table shows the results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Change	Percent
Revenues	$55,023,766	$47,449,962	$7,573,804	16%
Cost of revenue	35,423,762	30,408,118	5,015,644	16%
Gross profit	19,600,004	17,041,844	2,558,160	15%
Gross profit margin	36%	36%	34%	94%

Operating expenses:
Selling	3,084,408	4,034,409	(950,001)	(24)%
General and administrative	12,675,171	11,971,863	703,308	6%

Income (loss) from operations	3,840,425	1,035,572	2,804,853	271%

Other income (expenses):

Interest income	229,855	229,317	538	0%
Other - net	150,071	365,225	(215,154)	(59)%
Total other income (expenses)	379,926	594,542	(214,616)	(36)%

Income (loss) before income taxes	4,220,351	1,630,114	2,590,237	159%
Income tax expense	1,519,226	1,672,840	(153,614)	(9)%

Net income (loss)	2,701,125	(42,726)	2,743,851	(6422)%
Net income attributable to the noncontrolling interests	1,623,198	865,406	757,792	88%
Net income (loss) attributable to parent's shareholders	1,077,927	(908,132)	1,986,059	(219)%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For the years ended December 31, 2015 and 2014, the revenue generated respectively from Taiwan and PRC is as follows:

	Years ended December 31,
Geographical Areas	2015	2014
PRC	$5,892,928	$3,060,765
Taiwan	49,130,838	44,389,197
	$55,023,766	$47,449,962

During the year ended December 31, 2015, 89.29% and 10.71% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues increased by $7,573,804, or 16%, from $47,449,962 for the year ended December 31, 2014 to $55,023,766 for the year ended December 31, 2015, which is mainly due to the increase of the revenue in Taiwan and PRC for the following reasons,

a)	The sales of the products of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2015 because Farglory bundles its life insurance products to better customize each of its clients’ appeals. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customers and thus boosting the sales performance for the year ended December 31, 2015.

b)	The sales of the products of CTBC Life Insurance Co., Ltd. (“CTBC”) increased in 2015 because China Trust has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products are among the best seller of the company’s items. In fourth quarter of 2014, CTBC launched a newly designed insurance product focuses on the coverage of the handicap medical care that provides the solution for the absence of the coverage from the government funded health insurance; in April, 2015, CTBC launched a newly designed life-time life insurance product, which bears variable interest rate and coverages, and the subject product, given its flexibility to address diverse needs, gains the popularity among the customers, leading to the higher sales compared with that for the year ended December 31, 2014.

c)	The company relocated its headquarter from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the year ended December 31, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the year ended December 31, 2015 increased by $5,015,644 or 16%, to $35,423,762 compared to $30,408,118 for the year ended December 31, 2014. The cost of revenue increased with the increase in revenue.

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

The gross profit for the year ended December 31, 2015 increased by $2,558,160 or 15%, to $19,600,004 compared to $17,041,844 for the year ended December 31, 2014. The gross profit ratios for the year ended December 31, 2015 and for the year ended December 31, 2014 were consistent.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the year ended December 31, 2015 decreased by $950,001 or 24%, to $3,084,408 compared to $4,034,409 for the year ended December 31, 2014. The decrease is mainly results from the decrease of the advertisement expense, donation fee and other business expenses incurred by the sales department.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2015, G&A expenses were $12,675,171, increased by $703,308, or 6%, compared with $11,971,863 for the year ended December 31, 2014, which mainly due to increased in payroll, health insurance and employee retirement plan. The numbers of administrative employees were increased for the year ended December 31, 2015 compared with the same period in last year. In addition, the G&A expense increased in Anhou due to the fact the company recently added additional location in Yunnan and requires more expenditure to start the business operation and increased the number of employee in the new location.

Other income

Other income (expense) mainly consists of interest income; gain on change of fair value of marketable securities, loss on disposal of fixed assets and foreign currency exchange gain and loss. Net other income for the year ended December 31, 2015 was $379,926. Net other income for the year ended December 31, 2014 was $594,542. Compared with the year ended December 31, 2014, net other income decreased due to the increase of foreign exchange loss.

Income tax

For the year ended December 31, 2015, the income tax expense was $1,519,226, decreased by $153,614, or 9%, compared with $1,672,840 for the year ended December 31, 2014.The decrease was mainly due to the company paid additional 10% on any undistributed earnings income tax from prior period for the year ended December 31, 2015 compared to that for the year ended December 31, 2014.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. On December 31, 2015 and 2014, Law Enterprises decided not to distribute its earnings in 2015 and 2014. Accordingly, additional NT$14,018,314 and NT$9,200,945, approximately $427,000 and $304,000, of income tax was accrued as of December 31, 2015 and 2014.

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

Overview of the years ended December 31, 2014 and 2013

The following table shows the results of operations for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(AUDITED)	(UNAUDITED)	Change	Percent
Revenues	$47,449,962	$45,156,574	$2,293,388	5%
Cost of revenue	30,408,118	27,576,749	2,831,369	10%
Gross profit	17,041,844	17,579,825	(537,981)	-3%
Gross profit margin	36%	39%	-3%	-8%

Operating expenses:
Selling	4,034,409	2,737,131	1,297,278	47%
General and administrative	11,971,863	10,386,735	1,585,128	15%
Impairment of goodwill	-	122,250	(122,250)	-100%

Income (loss) from operations	1,035,572	4,333,709	(3,298,137)	-76%

Other income (expenses):

Interest income	229,317	156,719	72,598	46%
Other - net	365,225	(385,563)	750,788	195%
Total other income (expenses)	594,542	(228,844)	823,386	360%

Income (loss) before income taxes	1,630,114	4,104,865	(2,474,751)	-60%
Income tax expense	1,672,840	931,919	740,921	80%

Net income (loss)	(42,726)	3,172,946	(3,215,672)	-101%
Net income attributable to the noncontrolling interests	(865,406)	(1,629,398)	763,992	-47%
Net income (loss) attributable to parent's shareholders	(908,132)	1,543,548	(2,451,680)	-159%

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

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the year ended December 31, 2014 increased by $1,297,278 or 47%, to $4,034,409 compared to $2,737,131 for the year ended December 31, 2013, which is mainly because the advertising expense spent in publicity of the company’s brand increased by approximately $1 million.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
	(AUDITED)	(AUDITED)	Change	Percent
Net cash provided by operating activities	$1,770,017	$469,470	1,300,547	277%
Net cash provided by (used in) in investing activities	(383,843)	1,205,962	(1,589,805)	(132)%
Net cash provided by financing activities	706,145	391,812	314,333	80%

Operating activities

Net cash provided by operating activities during the year ended December 31, 2015 was $1,770,017, significantly increased in comparison with $469,470, net cash provided by operating activities during the year ended December 31, 2014. The increase was mainly due to increased net income for the year ended December 31, 2015 compared to that for the year ended December 31, 2014.

Investing activities

Net cash used in investing activities was $383,843 during the year ended December 31, 2015, which is mainly due to purchase of property, plant and equipment and intangible assets of $0.6 million. Net cash provided by investing activities was $1,205,962 during the year ended December 31, 2014, which is mainly due to selling investment of approximately $1.6 million in current deposit and cash of approximately $0.2 million obtained by acquisition of PFAL. In addition, compared with the year ended December 31, 2014, during the year ended December 31, 2015, the Company’s investment in property, plant and equipment, and intangible assets increased by approximately $0.7 million.

Financing activities

Net cash provided by financing activities was $706,145 during the year ended December 31, 2015, which is mainly due to the loan borrowed from related parties and third parties. During the year ended December 31, 2014, net cash provided by financing activities was $391,812, which is mainly due to the loan borrowed from Shu-Fen Lee, the Series A Director of the company, in the amount of $314,644 to AHFL.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014	2013
	(AUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by operating activities	$469,470	$10,411,924	(9,942,454)	(95)%
Net cash provided by (used in) in investing activities	1,205,962	(1,706,555)	2,912,517	171%
Net cash provided by (used in) financing activities	391,812	(1,071,853)	1,463,665	137%

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

Financing activities

Net cash provided by financing activities was $391,812 during the year ended December 31, 2014, which is mainly due to the loan borrowed from Shu-Fen Lee, the Series A Director of the Company, in the amount of $314,644 (NTD10 million) to AHFL. The term for the loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. In January 2015, the principal amount of this loan together with the accrued interests was fully repaid by AHFL.

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

In August 2013, the CU Hong Kong entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Li Chen and Ms. Jing Yue, both PRC citizens (collectively, the “Investor Borrowers”).

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loan

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Shu-Fen Lee (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The entire loan and interest amount of $314,928 (ND$10,009,041) have been paid off on January 14, 2015.

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NTD 20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest are due on June 30, 2016. The entire loan and interest amount of $598,905(NT$20,014,795) have been paid off on January 11, 2016. Majority of Multiple Capital Enterprise shareholder are the Company’s management level.

Except for the two aforementioned loans, the advance arose from Due to related parties bore no interest and were payable on demand.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$297,414	$214,165
Due to Xude Investment (Owned by Mr. Chwan Hau Li)	32,223	-
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,133	2,255
Due to Ms. Lee (Director of CUIS)	826	315,027
Due to Multiple Capital Enterprise	608,941	-
Due to other shareholders	4,395	-
Total	$945,932	$531,447

On a going forward basis, the Company’s primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2015, 2014, June 30, 2013 and for the six months ended December 31, 2013 were $1,735,521, $1,668,571, $1,410,945, and $754,029, respectively. At December 31, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended December 31, 2016	$1,774,101
Twelve months ended December 31, 2017	1,028,775
Twelve months ended December 31, 2018	533,041
Twelve months ended December 31, 2019	101,645
Twelve months ended December 31, 2020	22,401
Thereafter	-
Total	$3,459,963

Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

Off Balance Sheet Arrangements

As of December 31, 2015, the Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

As of December 31, 2015, we had cash of RMB16.8 million, approximately $2.6 million, and NT$592.9 million, approximately $18.1 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2015, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

China United Insurance Service, Inc.

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014 and six months ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2015 and 2014, and the results of its consolidated operations and its cash flows for the years ended December 31, 2015 and 2014 and six months ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Simon & Edward, LLP

Los Angeles, California

March 25, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

China United Insurance Service, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income (loss), changes in stockholder’s equity and cash flows for the year ended June 30, 2013 of China United Insurance Service, Inc. Management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Goldman Kurland and Mohidin LLP

September 23, 2013

Encino, California

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current assets
Cash and equivalents	$20,831,824	$19,571,799
Marketable securities	2,369,082	2,437,006
Accounts receivable, net	9,630,993	7,706,273
Other current assets	1,055,015	574,467
Total current assets	33,886,914	30,289,545

Property, plant and equipment, net	918,798	1,061,762
Intangible assets	468,779	270,956
Goodwill	2,071,491	31,651
Long-term Investment	1,264,611	95,328
Other assets	791,223	587,522
TOTAL ASSETS	$39,401,816	$32,336,764

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$1,521,962	$919,907
Other current liabilities	10,867,607	9,534,371
Short-term loan	222,235	-
Deferred tax liability	3,143	37,662
Due to related parties	945,932	531,447
TOTAL CURRENT LIABILITIES	13,560,879	11,023,387

Long-term liabilities	6,594,530	7,500,645
TOTAL LIABILITIES	20,155,409	18,524,032

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 and 29,100,503 issued and outstanding	295	291
Additional paid-in capital	8,157,512	4,674,593
Statutory Reserves	2,385,327	1,388,014
Accumulated other comprehensive gain/(loss)	(680,133)	(350,881)
Retained earnings	1,808,665	1,717,278
Stockholder’s equity attribute to parent’s shareholders	11,671,676	7,429,305
Noncontrolling interest	7,574,731	6,383,427
TOTAL STOCKHOLDERS’ EQUITY	19,246,407	13,812,732
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,401,816	$32,336,764

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,		Six Months Ended	Year Ended June
	2015	2014	December 31, 2013	30, 2013

Revenues	$55,023,766	$47,449,962	23,689,110	$37,842,246
Cost of revenue	35,423,762	30,408,118	16,040,303	24,309,716

Gross profit	19,600,004	17,041,844	7,648,807	13,532,530

Operating expenses:
Selling	3,084,408	4,034,409	2,010,744	962,958
General and administrative	12,675,171	11,971,863	5,948,516	9,062,828
Impairment loss of goodwill	-	-	122,250	-
Total operating expense	15,759,579	16,006,272	8,081,510	10,025,786

Income (loss) from operations	3,840,425	1,035,572	(432,703)	3,506,744

Other income:
Interest income	229,855	229,317	108,654	83,682
Bargain gain on purchase of subsidiaries	-	-	-	5,280,042
Other - net	150,071	365,225	(652,079)	432,064
Total other income	379,926	594,542	(543,425)	5,795,788

Income before income taxes	4,220,351	1,630,114	(976,128)	9,302,532
Income tax expense	1,519,226	1,672,840	143,660	698,508

Net income (loss)	2,701,125	(42,726)	(1,119,788)	8,604,024
Net income attributable to the noncontrolling interests	1,623,198	865,406	32,190	1,386,556
Net income (loss) attributable to parent’s shareholders	1,077,927	(908,132)	(1,151,978)	7,217,468

Other comprehensive items
Foreign currency translation gain (loss)	(329,562)	(268,695)	(38,218)	13,195
Other comprehensive income(loss)	310	(6,298)	4,001	384
attributable to parent’s shareholder	(329,252)	(274,993)	(34,217)	13,579
Other comprehensive items
attributable to noncontrolling interest	(477,738)	(346,783)	(16,557)	(1,630)

Comprehensive income (loss) attributable to parent’s shareholders	$748,675	$(1,183,125)	(1,186,195)	$7,231,047

Comprehensive (income) loss attributable to noncontrolling interest	$(1,145,460)	$(518,623)	(15,633)	$(1,388,186)

Weighted average shares outstanding:
Basic	29,365,834	29,100,503	29,100,503	27,593,654
Diluted	30,365,834	29,100,503	29,100,503	28,588,174

Income (loss) per share:
Basic	$0.037	$(0.031)	0.040	$0.262
Diluted	$0.035	$(0.031)	0.040	$0.252

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock	Amount	Preferred stock	Amount	Additional Paid -in Capital	Reserves	Other comprehensive loss	(Accumulated Deficit)/ Retained earnings	Total	Noncontrolling interest	Total equity

Balance June 30, 2012	20,100,503	201	-	-	2,674,693	-	(55,250)	(1,918,972)	700,672	-	700,672

Reclassification to preferred stock	(1,000,000)	(10)	1,000,000	10	-	-	-	-	-	-	-
Issuance of common stock	10,000,000	100	-	-	1,999,900	-	-	-	2,000,000	-	2,000,000
Foreign currency translation gain (loss)	-	-	-	-	-	-	13,195	-	13,195	(1,630)	11,565
Other comprerhensive gain (loss)	-	-	-	-	-	-	384	-	384	-	384
Appropriation of reserves	-	-	-	-	-	257,785	-	(390,879)	(133,094)	133,094	-
Net income	-	-	-	-	-	-	-	7,217,468	7,217,468	1,386,556	8,604,024
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	-	4,171,965	4,171,965

Balance June 30, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$257,785	$(41,671)	$4,907,617	$9,798,625	$5,689,985	$15,488,610

Appropriation of reserves	-	-	-	-	-	157,256	-	(157,256)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	(38,218)	-	(38,218)	(18,623)	(56,841)
Other comprehensive gain (loss)	-	-	-	-	-	-	4,001	-	4,001	2,066	6,067
Net income	-	-	-	-	-	-	-	(1,151,978)	(1,151,978)	32,190	(1,119,788)

Balance December 31, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$415,041	$(75,888)	$3,598,383	$8,612,430	$5,705,618	$14,318,048

Appropriation of reserves	-	-	-	-	-	972,973	-	(972,973)	-	-	-
Dividend payable	-	-	-	-	-	-	-	-	-	-	-
Dividend distributable	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	(268,695)	-	(268,695)	(343,537)	(612,232)
Other comprehensive gain (loss)	-	-	-	-	-	-	(6,298)	-	(6,298)	(3,246)	(9,544)
Net income	-	-	-	-	-	-	-	(908,132)	(908,132)	865,406	(42,726)
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	-	159,186	159,186

Balance December 31, 2014	29,100,503	$291	1,000,000	$10	$4,674,593	$1,388,014	$(350,881)	$1,717,278	$7,429,305	$6,383,427	$13,812,732

Appropriation of reserves	-	-	-	-	-	997,313	-	(997,313)	-	-	-
Share exchange to acquire GHFL	352,166	4	-	-	3,482,919	-	-	-	3,482,923	-	3,482,923
Foreign currency translation gain (loss)	-	-	-	-	-	-	(329,562)	-	(329,562)	(479,347)	(808,909)
Other comprehensive gain (loss)	-	-	-	-	-	-	310	-	310	1,609	1,919
Liquidations of Risk Management and Law Agent	-	-	-	-	-	-	-	10,773	10,773	45,844	56,617
Net income	-	-	-	-	-	-	-	1,077,927	1,077,927	1,623,198	2,701,125

Balance December 31, 2015	29,452,669	$295	1,000,000	$10	$8,157,512	$2,385,327	$(680,133)	$1,808,665	$11,671,676	$7,574,731	$19,246,407

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,		Six Months Ended	Year Ended June
	2015	2014	December 31, 2013	30, 2013

Cash flows from operating activities:
Net income (Loss)	$2,701,125	$(42,726)	$(1,119,788)	$8,604,024
Adjustments to reconcile net income to net cash
Depreciation and amortization	463,201	407,390	152,362	108,492
Gain on valuation of financial assets	(16,550)	(11,181)	-	-
Loss (Gain) on disposal of fixed assets	56,707	99,443	303,079	-
Bargain gain on purchase of subsidiaries	-	-	-	(5,280,042)
Impairment loss on goodwill	-	-	122,250	-
Write off VAT to be deducted	-	-	68,003	-
Change in deferred tax liabilities	(34,424)	39,447	-	-
Changes in operating assets and liabilities:
Accounts receivable	(2,259,028)	(841,719)	(3,181,659)	(1,773,181)
Other current assets	(518,684)	(200,081)	(514,736)	103,643
Other assets	(236,501)	(22,502)	(73,905)	(19,207)
Tax payable	658,010	460,524	(398,047)	(123,260)
Other current liabilities	1,113,740	580,875	6,115,072	(21,894)
Long-term liabilities	(157,579)	-	6,344,152	-
Net cash provided by operating activities	1,770,017	469,470	7,816,783	1,598,575

Cash flows from investing activities:
Cash from acquisition	318	128,933	-	12,766,882
Sale of investment in current deposit	-	1,627,816	-	-
Purchase of marketable securities	-	-	(4,190,739)	(2,553)
Dividend received in excess of earnings as reductions of cost of the investment	244,058	-	-	-
Purchase of property, plant and equipment	(283,568)	(464,286)	(450,864)	(8,912)
Purchase of intangible assets	(344,651)	(86,501)	(195,442)	(17,291)
Net cash provided by (used in) investing activities	(383,843)	1,205,962	(4,837,045)	12,738,126

Cash flows from financing activities:
Proceeds from related party borrowing	794,009	391,812	54,679	1,260,382
Repayment to related parties	(315,443)	-	(1,668,838)	-
Proceeds from loans	227,579	-	-	-
Net cash provided by (used in) financing activities	706,145	391,812	(1,614,159)	1,260,382

Foreign currency translation	(832,294)	(565,538)	(813)	(149,967)
Net increase in cash and cash equivalents	1,260,025	1,501,706	1,364,766	15,447,116

Cash and cash equivalents, beginning balance	19,571,799	18,070,093	16,705,327	1,258,211
Cash and cash equivalents, ending balance	$20,831,824	$19,571,799	$18,070,093	$16,705,327

SUPPLEMENTARY DISCLOSURE:

Interest paid	$285	$-	$-	$-
Income tax paid	$824,716	$1,187,694	$483,058	$974,615

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$3,482,923	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi-Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board (the “OTCBB”).

CU Hong Kong, a wholly owned Hong Kong-based subsidiary of China United, was incorporated by China United, on July 12, 2010 under Hong Kong law. On October 20, 2010, CU Hong Kong incorporated a wholly foreign owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) in Henan province in the People’s Republic of China (“PRC”).

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

Law Anhou Insurance Agency Co., Ltd. (“Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Ltd. or Henan Law Anhou Insurance Agency Co., Ltd.) was incorporated in Henan province of the PRC on October 9, 2003. Anhou provides insurance agency services in the PRC.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf. On September 26, 2013, the new PRC individual investors, namely Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang, Li Chen (“Anhou New Investors”) and the original shareholders of Anhou (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $8 million). On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with ChangrongHu, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu.

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

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”) was incorporated on September 4, 2006 in the Sichuan province in the PRC and provides insurance agency services in the PRC.  On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB532,622 ($78,318). On September 6, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Sichuan Kangzhuang. Sichuan Kangzhuang then had net liabilities of RMB219,123 ($32,134). Goodwill of RMB751,745 ($110,452) was therefore recorded. However, Sichuan Kangzhuang suffered loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2013, the carrying value of the goodwill was fully impaired.

Jiangsu Law Insurance Broker Co., Ltd. (“Jiangsu”) was incorporated on September 19, 2005 in Jiangsu Province in the PRC. Jiangsu provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB518,000 ($75,475) and Anhou increased Jiangsu’s paid-in capital to RMB10,000,000 ($1,355,150) from RMB5,180,000 ($625,113), on January 18, 2011, to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Jiangsu. On acquisition date, Jiangsu had net assets of RMB2,286,842 ($341,425). Based on the purchase price allocation, the fair value (“FV”) of the identifiable assets and liabilities assumed exceeded the FV of the consideration paid. As a result, the Company recorded a gain on acquisition of RMB1,768,842 ($267,156).

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

On July 2, 2012, the Board of Directors and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Yi-Hsiao Mao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification.

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

AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares incorporated under the laws of Taiwan on January 30, 1996. As of August 24, 2012, Law Enterprise held (i) 100% of Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992; (ii) 97.84% of Law Risk Management & Consultant Co., Ltd. (“Risk Management”), a company limited by shares incorporated in Taiwan on December 5, 1987; and (iii) 96% of Law Insurance Agent Co., Ltd. (“Law Agent”), an LLC incorporated in Taiwan on June 3, 2000.

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

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agrees to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the Acquisition Agreement (the “Second Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million (approximately US$676,466), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. The Company is doing its best to achieve the targeted milestones as set forth in the third Amendment to the Acquisition Agreement. However, given the tight schedule and harsh general environment, despite every efforts of the Company, it might be really difficult for the Company to do so within the stipulated deadline. Therefore, the Company is actually negotiating with the Selling Shareholders of AHFL to convince them to give up such termination rights in case of failure to comply with the first and second requirements under Third Amendment within the stipulated deadline while continuously using its best efforts to fulfill such obligations.

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Risk Management and Law Agent are not in operation. We operate our Taiwan business primarily through Law Broker.

On January 17 2014, the Company’s Board of Directors approved a change in our fiscal year end to December 31 from June 30.

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr. Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Pursuant to the Agreement, Mr. Wong would increase PFAL’s capital contribution from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital contribution by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

In the fourth quarter of 2014, the shareholders of the Risk Management and Law Agent made the resolution to dissolve Risk Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Risk Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Risk Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Risk Management and Law Agent are under the process of liquidation as of now.

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the selling shareholder (Mr. Chwan hau Li, the director of the Company) of Genius Holdings Financial Limited ( “GHFL”), a company with limited liability incorporated under the laws of British Virgin Islands , to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with an granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. On March 31, 2015, the put option was exercised and Mr. Li received 352,166 shares of common shares of CUIS in exchange for his AHFL shares. On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least $10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. The right to revoke the Put Option has not been exercised as of reporting date.

AHFL holds 51% of the issued and outstanding shares of PFAL. PFAL incorporated (i) Max Key Investment Ltd.,(“MKI”) a company limited by shares incorporated in British Virgin Islands on August 7, 2015 (ii) Prime Technology Consulting (Nanjing) Co., Ltd., (“PTC Nanjing”) a company limited by shares incorporated in Nanjing on August 15, 2015.

On September 3, 2015, MKI incorporated Prime Technology Consulting Co., Ltd., (“PTC Taiwan”) a company limited by shares incorporated in Taiwan. MKI is a holding company for its operating subsidiaries in Taiwan. PTC Taiwan primarily engages in insurance platform establishment and related information technology consulting service business across Taiwan.

The corporate structure as of December 31, 2015 is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Noncontrolling Interest

Noncontrolling interest consists of direct and indirect equity interest in AHFL and subsidiaries arising from the acquisition of AHFL by CUIS and acquisition of PFAL by AHFL on August 24, 2012 and April 23, 2014, respectively.

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

Comprehensive Income

The Company follows FASB ASC Topic 220 (“ASC 220”), “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income as net income and all changes to stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on marketable securities.

Foreign Currency Transactions

The functional currency for our subsidiaries in Taiwan is New Taiwan Dollar (“NT$”), for our subsidiaries in Hong Kong is Hong Kong Dollar (“HK$”) and for the VIEs in China is Renminbi (“RMB”).

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

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2015 and 2014.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the years ended December 31, 2015 and 2014.

Goodwill

Goodwill arose from both the acquisition of PFAL and GHFL (Note 10). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of December 31, 2015, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL and GHFL.

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the fiscal years ended December 31, 2015 and 2014, policy cancellations were $2,226 and $84,476, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2015 and 2014, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the fiscal year ended December 31, 2014, and it has not been paid during the year ended December 31, 2015.

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

Concentration of Risk

The Company maintains cash with banks in the PRC, Hong Kong, and Taiwan.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NT$3,000,000 insured in a bank. In China, a depositor has up to RMB500,000 insured in a bank. In Hong Kong, a depositor has up to HK$500,000 insured in a bank. In the United States, the standard insurance amount is $250,000 per depositor in a bank under the FDIC’s general deposit insurance rules.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of December 31, 2015 and 2014, approximately $1,349,000 and $824,000 of the Company’s cash and equivalents held by financial institutions, was insured, and the remaining balance of approximately$19,483,000 and $18,587,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the fiscal year ended December 31, 2015, 2014, and June 30, 2013, and for the six months ended December 31, 2013, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Year ended December 31, 2015		Year ended December 31, 2014		Six months ended December 31, 2013		Year ended June 30, 2013
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$17,649,359	36%	$13,493,644	28%	$6,590,776	28%	$12,118,121	32%
Fubon Life Insurance Co., Ltd.	6,744,014	14%	7,621,634	16%	4,894,133	21%	9,245,419	24%
CTBC Life Insurance Co., Ltd.	6,112,311	13%	(*)	(*)	(*)	(*)	(*)	(*)
TransGlobe Life Insurance Inc.	4,729,565	10%	5,584,124	12%	3,983,464	17%	(*)	(*)
AIA International Ltd., Taiwan	(*)	(*)	6,938,013	15%	3,424,615	14%	(*)	(*)

(*) Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

As of December 31, 2015, 2014, 2013 and June 30, 2013 the Company’s accounts receivable from these companies were:

	December 31, 2015		December 31, 2014		December 31, 2013		June 30, 2013
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$3,689,404	43%	$2,150,294	28%	$1,967,886	27%	$1,501,865	36%
Fubon Life Insurance Co., Ltd.	990,327	11%	963,118	12%	1,390,208	19%	673,710	16%
CTBC Life Insurance Co., Ltd	994,978	11%	1,200,562	16%	(*)	(*)	(*)	(*)
TransGlobe Life Insurance Inc.	(*)	(*)	735,755	10%	(*)	(*)	(*)	(*)
AIA International Ltd., Taiwan	(*)	(*)	1,098,879	14%	(*)	(*)	(*)	(*)

(*) Accounts receivable for the year ended had not exceeded 10% or more of the consolidated accounts receivable.

The Company’s operations are in the PRC and Taiwan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC and Taiwan, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

The PRC segment does not meet any of the above quantitative thresholds and Taiwan segment is substantially all of the reported consolidated amounts. Therefore, we are not reporting these two segments separately. Note 23 disclose revenues from the two segments.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies and an average exchange rate is used. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Cash from operating, investing and financing activities is net of the effect of acquisition described in Note 10.

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

On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders (as defined in Note 1) entered into the Old VIE Agreements (as defined in Note 1) which included:

•	Exclusive Business Cooperation Agreement (“EBCA” or the “Agreement”) through which: (1) CU WFOE has the right to provide Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Anhou agrees to accept all the consultations and services provided by CU WFOE. Anhou further agrees that unless with CU WFOE’s prior written consent, during the term of this Agreement, Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Anhou shall pay CU WFOE fees equal to 90% of the net income of Anhou, and the payment is quarterly, and (4) CU WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

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

•	Power of Attorney under which each shareholder of Anhou executed an irrevocable power of attorney to authorize CU WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Anhou, including without limitation to: (1) attend shareholders’ meetings of Anhou; (2) exercise all the shareholder’s rights and shareholder’s voting rights that he/she is entitled to under the laws of the PRC and Anhou’s Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Anhou.

•	Option Agreement under which the shareholders of Anhou irrevocably granted CU WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Anhou’s equity interest held by each shareholder of Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Anhou shall be the lower of (i) RMB1 ($0.16) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when CU WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of the PRC. The term of this Agreement is 10 years, and may be renewed at CU WFOE’s election.

•	Share Pledge Agreement under which the owners of Anhou pledged their equity interests in Anhou to CU WFOE to guarantee Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, CU WFOE shall have the right, but not the obligation, to dispose of the owners of Anhou’s equity interests in Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Anhou or its subsidiaries.

As a result of the capital increase and the share transfer described in Note 1, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders (as defined in Note 1) entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The EBCA executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect.

As a result of the agreements among CU WFOE, the shareholders of Anhou and Anhou, CU WFOE is considered the primary beneficiary of Anhou, CU WFOE has effective control over Anhou; therefore, CU WFOE consolidates the results of operations of Anhou and its subsidiaries. Accordingly the results of operations, assets and liabilities of Anhou and its subsidiaries are consolidated in the Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

a.	The legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk.

b.	The equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity.

c.	The legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses.

d.	The legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses.

The Company reviews the VIE’s status on an annual basis. For the years ended December 31, 2015 and 2014, no event including a-d above took place that would change the Company’s primary beneficiary status.

Reclassifications

Certain prior period amounts were reclassified to conform to the manner of presentation in the current period. These reclassifications had no effect on the net income (loss) or stockholders’ equity.

Recent Accounting Pronouncements

In May 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-07, Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or its Equivalent). The ASU removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share practical expedient and also removes certain disclosure requirements. The new requirements are effective for the Company beginning January 1, 2016 with retrospective application to all periods presented required and early adoption permitted. The Company does not expect the ASU to materially affect our financial statements and disclosures.

In April 2015, the FASB issued Accounting Standards Update No. 2015-05, Intangibles-Goodwill and Other Internal-Use Software (Subtopic 350-40): Customer’s accounting for Fees Paid in a Cloud Computing Agreement. The ASU will require an entity’s management to assess, for each annual and interim period, whether a cloud computing arrangement includes a software license. All software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. If the arrangement does not include a software license, the arrangement should be accounted for as a service contract. The ASU will be effective for interim and annual periods beginning after December 15, 2015 and early adoption is permitted. Entities will have the choice of prospective or retrospective adoption of the standard. The Company believes the adoption of this ASU will not have a material impact on its consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs, which requires that debt issuance costs be presented as a deduction from the carrying amount of the debt liability, consistent with debt discounts or premiums. Recognition and measurement guidance for debt issuance costs is not affected by this ASU. The ASU is effective for periods beginning after December 15, 2015, and the Company does not expect the implementation to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. The amendment in this update defers the effective date of ASU 2014-09 for all entities by one year to annual periods beginning after December 15, 2017. Early adoption is permitted as of the original effective date, interim and annual reporting periods after December 15, 2016. Entities have the option of using either a full retrospective or a modified retrospective approach to adopt ASU 2014-09. The Company is still in the process of analyzing the effect of this new standard, including the transition method, to determine the impact on the Company’s consolidated financial position, results of operations, cash flows, and related disclosures.

The FASB has issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (ASC Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. This ASU requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The amendments in this ASU are effective for annual periods and interim periods within those annual periods beginning after December 15, 2015. Earlier adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position and results of operations.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments”. Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to the prior period. This update is effective for annual and interim periods beginning after December 15, 2016. We have early adopted this standard beginning in fiscal 2015. There was no material impact to the Consolidated Financial Statements.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will be effective for us, but will not cause a material impact on our financial condition or the results of our operations.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Corporation is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The guidance in ASU 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (FAS 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its Consolidated Financial Statements.

NOTE 3 – CASH AND EQUIVALENTS

As of December 31, 2015 and 2014, our cash and equivalents primarily consisted of cash and certificates of deposits. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$585	$28,863
Funds	2,408,728	(68,509)	2,340,219
	$2,437,006	$(67,924)	$2,369,082

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$31,210	$(2,932)	$28,278
Funds	2,532,475	(123,747)	2,408,728
	$2,563,685	$(126,679)	$2,437,006

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Prepaid expenses	$603,557	$77,150
Current assets associated with discontinued operations	224,140	174,308
Prepaid rent and rent deposit	133,179	191,995
Other receivable	86,539	69,546
Refundable business tax	7,600	912
Other	-	60,556
Total other current assets	$1,055,015	$574,467

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of December 31, 2015 and 2014:

	December 31, 2015	December 31,2014
Office Equipment	$1,080,621	$1,026,426
Office Furniture	125,746	139,755
Leasehold improvements	511,874	478,154
Transportation equipment	84,398	89,240
Other equipment	97,996	64,002
Total	1,900,635	1,797,577
Less: accumulated depreciation	(981,837)	(735,815)
Total property, plant and equipment, net	$918,798	$1,061,762

NOTE 7 – INTANGIBLE ASSETS

As of December 31, 2015 and 2014, the Company’s intangible assets consisted the following:

	December 31, 2015	December 31, 2014
Software	$780,355	$462,903
Less accumulated amortization	(311,576)	(191,947)
Total other current assets	$468,779	$270,956

Estimated future intangible amortization as of December 31, 2015 is as follows:

Years ending December 31,	Amount
2016	$141,622
2017	88,631
2018	88,631
2019	83,268
2020	54,985
Thereafter	11,642
Total	$468,779

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

As of December 31, 2015 and 2014, the Company’s long-term investment consisted the following:

	December 31, 2015	December 31, 2014
Equity Investment Co., Ltd	$1,170,230	$-
Government Bonds	94,381	95,328
Total	$1,264,611	$95,328

The Company had the following long-term investment in equity:

Type	Investee	December 31, 2015 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,170,230

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($91,341) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	93,089	1,292	94,381
	$93,089	$1,292	$94,381

	December 31, 2014
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	95,405	(77)	95,328
	$95,405	$(77)	$95,328

NOTE 9 – OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Rental deposits	$401,920	$384,670
Restricted cash	231,100	162,906
Prepayments	156,772	-
Other	1,431	39,946
Total other assets	$791,223	$587,522

Rental deposits include long-term leasing deposits. Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Prepayments are prepaid long-term software-maintenance contract pending for final acceptance, and will be transferred to intangible assets upon acceptance.

NOTE 10 – ACQUISITION AND GOODWILL

(1) Acquisition of PFAL

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Chun Kwok Wong (“Mr. Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Upon the Agreement, Mr. Wong would increase PFAL’s capital contribution from HK$500,000 to HK$1,470,000, and AHFL would contribute HK$1,530,000, approximately $197,000, to PFAL’s capital contribution. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of December 31, 2015, there were no any indications of the impairment of the goodwill.

(2) Acquisition of GHFL

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the selling shareholder (Mr. Chwan hau Li, the director of the Company) of Genius Holdings Financial Limited ( “GHFL”), a company with limited liability incorporated under the laws of British Virgin Islands , to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with an granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. The Option has been exercised by the selling shareholder on March 31, 2015. The total fair value of AHFL 352,166 shares ($1,771,395) and CUIS 352,166 option ($1,711,562) at acquisition date was $3,482,957. The Company recorded $2,039,840 excess of purchase price as goodwill.

The acquisition was accounted for under the purchase method of accounting. Accordingly, the results of GHFL have been included in the consolidated financial statements since the date of acquisition. The purchase price has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values and the price were allocated as follows:

February 13, 2015
Current assets	$321
Long-term investment	1,488,829
Goodwill	2,039,840
Current liabilities	(46,033)
Total purchase price	$3,482,957

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
PRC Tax	$99,505	$172,765
Taiwan Tax	1,422,457	747,142
Total tax payable	$1,521,962	$919,907

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Commissions payable to sub-agents	$6,644,989	$5,311,365
Accrued bonus	1,050,411	1,057,082
Refund to AIATW	502,532	-
Accrued tax penalties	370,000	370,000
Accrued business tax	326,954	316,652
Withholding employee personal tax	295,989	259,458
Salary payable to administrative staff	229,624	144,158
Due to previous shareholders of AHFL	685,059	750,910
Accrued advertisement fee	151,535	325,102
Accrued labor, health insurance and employee retirement plan	84,138	77,563
Current liabilities associated with discontinued operations	-	781
Other accrued expenses	396,117	697,768
Others	130,259	223,532
Total other current liabilities	$10,867,607	$9,534,371

Commissions payable to sub-agents, salaries payable to administrative staff, accrued bonus, and accrued advertisement fee are usually settled within 12 months. Refund to AIATW is described in Note 14. Accrued tax penalties are described in Note 2. Withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to local tax bureau within one month. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost described in Note 1. Other accrued expenses are mainly for operating expenses payable within the credit terms provided by suppliers. Others mainly represent short term payable for expenses such as training and travelling.

NOTE 13 – SHORT TERM LOANS

	December 31, 2015	December 31, 2014
Loan A, interest at 1.5%, maturity date December 31, 2016	$70,000	$-
Loan B, interest at 1.5%, maturity date December 31, 2016	152,235	-
Total short term loans	$222,235	$-

On October 12, 2015, the Company entered into a loan agreement (“Loan A”) with Zhengxiong Huang. The Short-term Loan Agreement provided for a $70,000 loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with same conditions.

On December 3, 2015, the Company entered into a loan agreement (“Loan B”) with Yuzhen Chen. The Short-term Loan Agreement provided for a $152,235 (NTD 5,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with same conditions.

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Unearned revenue	6,594,530	7,500,645
Total other long-term liabilities	$6,594,530	$7,500,645

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuance to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NT$250,000,000, including the tax of NT$11,904,762), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee when the performance targets are not met were revised. On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. The purpose of the Strategic Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan through insurance agency companies or insurance brokerage companies. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees.

AHFL refunded amount of $152,235 (NTD 5,000,000) and $502,532(NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from June 10, 2013 to September 30, 2014. AHFL did not book any short-term unearned revenue since the Strategic Alliance Agreement will end on December 31, 2021 and the performance will calculated then to determine how much revenue AHFL can book accordingly, and the Company booked the whole $6,594,530 as long-term liability.

NOTE 15 – PREFERRED STOCK

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

Conversion Rights. The holders of the Series A Stock have the right to convert their shares thereof at any time into shares of the Registrant’s common stock. Each share of Series A Stock is convertible into one share of common stock.

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

NOTE 16 – STATUTORY RESERVES

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

NOTE 17 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2014	Acquisition and Increase Investment (Fair Value)	Adjustments/ Net Income of Non- controlling Interest	Discontinued	As of December 31, 2015
Law Enterprise	34.05%	$882,327	$-	$(682,628)	$-	$199,699
Law Broker	34.05%	5,471,140	-	1,725,988	-	7,197,128
Law Agent	36.69%	24,689	-	(1,033)	(23,656)	-
Risk Management	35.47%	(91,809)	-	22,309	69,500	-
PFAL	49.00%	97,080	-	109,018	-	206,098
MKI	49.00%	-	-	(1,065)	-	(1,065)
PTC Taiwan	49.00%	-	-	(26,292)	-	(26,292)
PTC Nanjing	49.00%	-	-	(837)	-	(837)
Total		$6,383,427	$-	$1,145,460	$45,844	$7,574,731

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2013	Acquisition and Increase Investment (Fair Value)	Adjustments/ Net Income of Non- controlling Interest	Discontinued	As of December 31, 2014
Law Enterprise	34.05%	$1,556,550	$-	$(674,223)	$-	$882,327
Law Broker	34.05%	4,215,015	-	1,256,125	-	5,471,140
Law Agent	36.69%	25,067	-	(378)	-	24,689
Risk Management	35.47%	(91,014)	-	(795)	-	(91,809)
PFAL	49.00%	-	159,186	(62,106)	-	97,080
Total		$5,705,618	$159,186	$518,623	$-	$6,383,427

NOTE 18 – INCOME TAX

CU WFOE and the VIEs in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Except for Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income. The tax rate of Jiangsu is also 25%.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. Law Enterprises decided not to distribute its earnings in 2015. Accordingly, NT$14,018,314, approximately $427,000 of additional tax was accrued. In December 31, 2014, Law Enterprises decided not to distribute its earnings in 2014. Accordingly, additional NT$9,200,945, approximately $304,000, of income tax was accrued as of December 31, 2014, which is stated as “income tax on undistributed earnings” on the income tax rate reconciliation tables below.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended December 31, 2015, 2014, and June 30, 2013 and for the six months ended December 31, 2013:

	Year ended December 31, 2015	Year ended December 31, 2014	Six months ended December 31, 2013	Year ended June 30, 2013
US statutory rate	34%	34%	34%	34%
Tax rate difference	(22)%	(33)%	(2)%	(8)%
Tax base difference	(1)%	1%	(1)%	-%
Change in tax status	-%	-%	-%	(3)%
Income tax on undistributed earnings	10%	57%	(6)%	-%
Loss in subsidiaries	15%	45%	(38)%	2%
Write-off residual value of fixed assets	-%	1%	(5)%	-%
Impairment of goodwill	-%	-%	(3)%	-%
Gain on bargain purchase of subsidiary	-%	-%	-%	(19)%
Un-deductible and non-taxable items	-%	(2)%	6%	2%
Tax per financial statements	36%	103%	(15)%	8%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 19 – RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. Chwan hau Li (the director of the Company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 10 (2))

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2015 and 2014:

	December 31, 2015	December 31, 2014
Due to Mr. Mao (Principal Shareholder of the Company)	$297,414	$214,165
Due to Xude Investment (Owned by Mr. Chwan Hau Li)	32,223	-
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,133	2,255
Due to Ms. Lee (Director of CUIS)	826	315,027
Due to Multiple Capital Enterprise	608,941	-
Due to other shareholders	4,395	-
Total	$945,932	$531,447

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Shu-Fen Lee (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NT$10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The entire loan and interest amount of $314,928 (NT$10,009,041) have been paid off on January 14, 2015.

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NT$20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on June 30, 2016. The entire loan and interest amount of $598,905 (NT$20,014,795) have been paid off on January 11, 2016. Majority of Multiple Capital Enterprise shareholder are the Company’s management level.

Except for the two aforementioned loans, the advance arose from Due to related parties bore no interest and were payable on demand.

NOTE 20 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2015, 2014, June 30, 2013 and for the six months ended December 31, 2013 were $1,735,521, $1,668,571, $1,410,945 and $754,029, respectively. At December 31, 2015, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended December 31, 2016	$1,774,101
Twelve months ended December 31, 2017	1,028,775
Twelve months ended December 31, 2018	533,041
Twelve months ended December 31, 2019	101,645
Twelve months ended December 31, 2020	22,401
Thereafter	-
Total	$3,459,963

Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

NOTE 21 – DISCONTINUED OPERATION

In the fourth quarter of 2014, the shareholders of the Risk Management and Law Agent made the resolution to dissolve Risk Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Risk Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Risk Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Risk Management and Law Agent are under the process of liquidation as of now. For the year ended December 31, 2015, the company has net cash used in operating activities and net cash provided by financing activities were approximately amount of $172,000 and $5,000, respectively.

Risk Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The Total Assets and Total Liabilities of Risk Management as of December 31, 2015, 2014, 2013 and June 30, 2013 are as follows:

	As of December 31, 2015	As of December 31, 2014	As of December 31, 2013	As of June 30, 2013
Total Assets (including cash)	224,140	334,512	203,597	277,582
Total Liabilities	4,834	255,954	117,240	121,134

The combined Revenue, Net Loss and EPS of Risk Management and Law Agent for the year ended December 31, 2015, 2014, June 30, 2013 and for the six months ended December 31, 2013 are as follows:

	Year Ended December 31, 2015	Year Ended December 31, 2014	Six Months Ended December 31, 2013	Year Ended June 30, 2013
Revenue	-	-	-	-
Net Income (Loss)	60,070	(3,270)	(132,229)	(4,173)
EPS	-	-	-	-

NOTE 22 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE

The Company has exposure to credit, liquidity and market risks which arise in the normal course of its business. This note presents information about the Company’s exposure to each of these risks, the Company’s objectives, policies and processes for measuring and managing risk, and the Company’s management of capital. Further quantitative disclosures are included throughout these consolidated financial statements.

The Board of Directors (“BOD”) has overall responsibility for the establishment and oversight of the Company’s risk management framework. The Company’s risk management policies are established to identify and analyze the risks faced by the Company, to set appropriate risk limits and controls, and to monitor risks and adherence to limits. Risk management policies and systems are reviewed regularly to reflect changes in market conditions and the Company’s activities. The Company, through its training and management standards and procedures, aims to develop a disciplined and constructive control environment in which all employees understand their roles and obligations.

The Company’s BOD oversees how management monitors compliance with the Company’s risk management policies and procedures and reviews the adequacy of the risk management framework in relation to the risks faced by the Company.

(a)	Credit risk

The Company’s credit risk arises principally from accounts and other receivables, pledged deposits and cash and equivalents. Management has a credit policy in place and monitors exposures to these credit risks on an ongoing basis. The carrying amounts of trade and other receivables, pledged deposits and cash and cash equivalents represent the Company’s maximum exposure to credit risks. Accounts receivable are due within 30 days from the date of billing.

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

The functional currency for the subsidiaries in Taiwan is NT$, the functional currency for the subsidiaries in Hong Kong is HK$, and the functional currency for the subsidiaries and VIEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 23 – GEOGRAPHICAL REVENUE

The geographical distribution of China United’s revenue for the year ended December 31, 2015, 2014, and June 30, 2013, and for the six months ended December 31, 2013 were as follows:

Geographical Areas	Year ended December 31, 2015	Year ended December 31, 2014	Six months ended December 31, 2013	Year ended June 30, 2013
PRC	$5,892,928	$3,060,765	$1,488,110	$2,775,431
Taiwan	49,130,838	44,389,197	22,201,000	35,066,815
	$55,023,766	$47,449,962	$23,689,110	$37,842,246

NOTE 24 – LOAN TO SHAREHOLDERS

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

On June 9, 2013, AHFL entered into a Loan Agreement with ZLI Holdings, whereby AHFL agreed to provide a loan to ZLI Holdings of RMB40 million ($6,389,925). The term for such loan is 10 years which may be extended upon the agreement of the parties. The loan was remitted to ZLI Holdings on August 30, 2013. In August 2013, ZLI Holdings entered into three loan agreements (“Investor Loan Agreements”) with the following independent third parties, collectively, the Investor Borrowers:

1.	Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong (RMB29,500,000 ($4,712,570))
2.	Mr. Li Chen, PRC citizen (RMB3,000,000 ($479,244))
3.	Ms. Jing Yue, PRC citizen (RMB7,500,000 ($1,198,111))

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

NOTE 25 – SUBSEQUENT EVENTS

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. The purpose of the Strategic Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan through insurance agency companies or insurance brokerage companies. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees.

On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least $10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million (approximately $676,466), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. The Company is doing its best to achieve the targeted milestones as set forth in the third Amendment to the Acquisition Agreement. However, given the tight schedule and harsh general environment, despite every efforts of the Company, it might be really difficult for the Company to do so within the stipulated deadline. Therefore, the Company is actually negotiating with the Selling Shareholders of AHFL to convince them to give up such termination rights in case of failure to comply with the first and second requirements under Third Amendment within the stipulated deadline while continuously using its best efforts to fulfill such obligations.

On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least $10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. The right to revoke the Put Option has not been exercised as of reporting date.

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the year ended December 31, 2015, if the Put Option has not been exercised on March 31, 2015. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

As of December 31, 2015
Retained earnings	$1,696,335
Stockholder’s equity attribute to parent’s shareholders	11,559,346
Noncontrolling interest	7,687,061

Year Ended December 31, 2015
Net income attributable to the noncontrolling interests	$1,735,528
Net income (loss) attributable to parent’s shareholders	965,597
Comprehensive income (loss) attributable to parent’s shareholders	636,345
Comprehensive income (loss) attributable to noncontrolling interest	1,257,790

Income (loss) per share:
Basic	$0.033
Diluted	$0.032

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2015. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2015, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

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

Management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2015, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the Company’s status as an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following table sets forth, as of March 24, 2016, the names and ages of our directors and executive officers. The directors will hold such office until the next annual meeting of shareholders and until his or her successor has been elected and qualified.

Name	Age	Position

Yi Hsiao Mao	57	Director and Chief Executive Officer
Fu Chang Li	60	Director
Chwan Hau Li	55	Director
Kuei Chiao Chen	50	Director
Shu Fen Lee	55	Director
Yung Chi Chuang	44	Chief Financial Officer
Tung Chi Hsieh	41	Chief Operating Officer
Wen Yuan Hsu	46	Chief Marketing Officer
Te Yun Chiang	38	Chief Technology Officer

Business Experience

The following summarizes the occupation and business experience for our officers, directors, key employees and consultants.

Yi Hsiao Mao, Director and CEO

Mr. Mao has served as a director of the Company since June 2010. Mr. Mao, with 26 years of insurance industry experience, is the founder of Taiwan Law Broker Co., Ltd., the biggest insurance broker company in Taiwan. In addition, Mr. Mao has served as a supervisor for the Company’s Consolidated Affiliated Entity Jiangsu Law since March 2005 to the present, also serves as the chairman of Law Enterprise, Law Agent and Law Management. He received his Bachelor’s degree from Taiwan Soochow University School of Law and acquired a Taiwan lawyer's practice certificate. Mr. Mao was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Fu Chang Li, Director

Mr. Li has served as a director of the Company since January 2011. Mr. Li has over 30 years of insurance industry experience, including 18years in the insurance agency industry. From 1980 to 1992, he worked as a manager for Guohua Life Insurance Co., Ltd. From 1992 to 1993 Mr. Li worked as General Manager for Gongxin insurance brokers Co., Ltd. or KHIB. Mr. Li served as a president to Time Insurance Brokers Co., Ltd. from 1993 to 2003. Mr. Li served as a consultant to the Company’s affiliated entity Anhou from October 2003 to October 2009 and as the Chairman of Anhou from October 2009 to May 2012. Mr. Li received a Bachelor degree in Mass Communication from Fu Jen Catholic University. He is one of the primary insurance brokers in Taiwan. Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Chwan Hau Li, Director

Mr. Li has served as a director of the Company since January 2011. Mr. Li has over 20 years of insurance industry experience. Mr. Li has served as a service manager at Taiwan Life Insurance from 1987 to 2000. In addition Mr. Li founded Genius Insurance Brokers Co., Ltd., and has served as its Chairman from April 2000 to the present. Mr. Li has also served as Chairman of Genius Financial Consultants Co., Ltd., a Taiwan company from February 2001 to the present. Mr. Li has served as a director to the Company’s affiliated entity Sichuan Kangzhuang from 2006 to 2010. He received a M.S. Degree in Actuarial Science in The University of Iowa and acquired North American actuarial qualification. Mr. Li was selected as a director because of his experience in both the insurance industry and the Company’s PRC operations.

Kuei Chiao Chen, Director

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

Shu Fen Lee, Director

Ms. Lee served as a director of the Company since December 6, 2013. Ms. Lee has served as the Law Broker’s Chief Executive Officer since 1987. Ms. Lee worked in Nan Shan Life Insurance Company, Ltd. from September 1983 to September 1987. Ms. Lee serves as the Chairman of the Law Insurance Broker Co., Ltd. from February 2013 to the present. Ms. Lee also serves as the general manager of Law Enterprise Co., Ltd. from February 2013 to the present. Ms. Lee has over 30 years of insurance industry experience. Ms. Lee graduated from the National Taiwan Ocean University in Taiwan in the year of 1983, where she received a bachelor's degree of Department of Aquaculture.

Yung Chi Chuang, Chief Financial Officer

Ms. Chuang has served as the Company’s Chief Financial Officer since July 2012. Ms. Chuang has served as financial manager of Law Insurance Broker Co., Ltd. in Taiwan for 17years, where she has been responsible for overall financial management of such company, including financial and strategic planning, auditing and reporting, and communications to the investors. Prior to her joining Law Insurance Broker Co., Ltd., Ms. Chuang served as business secretary in Pacific Realtor, Inc. since 1996. Ms. Chuang graduated from the Ming Chuan University in Taiwan in the year of 2000, where she received a Bachelor degree of risk management and insurance.

Tung Chi Hsieh, Chief Operating Officer

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

Wen Yuan Hsu, Chief Marketing Officer

Mr. Hsu has served as the Company’s Chief Marketing Director since January 2011. Mr. Hsu has 18years of insurance industry experience. From February 2001 to May 2006, Mr. Hsu served as a Vice Business Executive at Alexander Leed Risks Service Inc., an insurance brokerage company. From September 2006 to May 2009, Mr. Hsu served as General Manager of KunshanWoma Insurance Agency Co., Ltd., an insurance agency company. From June 2009 to the present, Mr. Hus served as General Manager of the Company’s affiliated entity Sichuan Kangzhuang. Mr. Hsu graduated from Feng Chia University with a major in Risk Management and Insurance.

Te Yun Chiang, Chief Technology Officer

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

Audit Committee and Audit Committee Financial Expert

Our Board of Directors (“BOD”) functions as an audit committee and performs some of the same functions as an audit committee including: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; and (3) engaging outside advisors. We are not a "listed company" under SEC rules and are therefore not required to have an audit committee comprised of independent directors. Our BOD has determined that its members do not include a person who is an "audit committee financial expert" within the meaning of the rules and regulations of the SEC. Our BOD has determined that each of its members is able to read and understand fundamental financial statements and has substantial business experience that results in that member's financial sophistication. Accordingly, the BOD believes that each of its members have the sufficient knowledge and experience necessary to fulfill the duties and obligations that an audit committee would have.

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

Section 16(a) Beneficial Ownership Reporting Compliance

The following officers, directors or beneficial owners of more than 10% of the Company’s common stock failed to file on a timely basis the reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2015: Company Director Li Chwan Hau did not file a Form 4 with respect to the receipt of 352,166 shares of common stock of the Company in connection with the exercised Put Option completed on April 29, 2015.

ITEM 11. EXECUTIVE COMPENSATION.

The following table reflects the compensation paid to our principal executive officer during our fiscal years ended December 31, 2015 and 2014.

SUMMARY COMPENSATION TABLE

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and	Fiscal	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
principal position	Year	($)	($)	($)	($)	($)	($)	($)	($)

Yi Hsiao Mao Chief Executive Officer	2015	$287,482	-	-	-	-	-	-	$287,482
	2014	$287,482	-	-	-	-	-	-	$287,482

On August 8, 2014, Mr. Chung Mei Lo resigned as the Company’s Chief Executive Officer and Mr. Mao was appointed Chief Executive Officer.

In the Fiscal years ended December 31, 2014 and 2015, Mr. Yi Hsiao Mao also served as the consultant of Law Broker and president of Law Enterprise and received all of his compensation from Law Broker and Law Enterprise. The above table identifies all compensation received by the named officer directly or indirectly from the Company, its subsidiaries, and its Consolidated Affiliated Entities.

Outstanding Equity Awards At Fiscal Year End

None.

Director Compensation

Our directors do not currently receive compensation for their service as directors of the Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2015for compensation not related to their role as directors.

DIRECTOR COMPENSATION TABLE

Name	Fees Earned or Paid in Cash ($)	All Other Compensation ($)(1)(2)(3)	Total ($)
Yi Hsiao Mao	-	$294,213.22	$294,213.22
Fu Chang Li	-	$56,728.47	56,728.47
Chwan Hau Li	-	-
Kuei Chiao Chen
Shu Fen Lee	-	$71520.32	71520.32

(1)	The compensation in the amount $11,346 was paid to Mr. Mao since he worked as the president of Law Enterprise, and the remaining amount was paid to Mr. Mao since he worked as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2015.

(2)	The compensation paid to Fu Chang Li since he has worked as a consultant of the Company in the fiscal year ended December 31, 2015.

(3)	The compensation paid to Shu Fen Lee since she has worked as president of Law Broker in the fiscal year ended December 31, 2015.

Employment Agreements

Pursuant to an employment agreement between Yung Chi Chuang and the Company, dated July 2, 2012 (the “Chuang Agreement”), Ms. Chuang earns a salary of $2,300 per month to serve as Chief Financial Officer of the Company and will be eligible for other monetary rewards based on her performance evaluations. The term of the Chuang Agreement is indefinite. Chuang Yung Chi also serves as the manager of financial department of Law Broker.

Pursuant to an employment agreement between Law Broker and Hui-Hsien Chao, dated January 7, 2013 (the “Chao Agreement”), Hui-Hsien Chao serves as General Manager of Law Broker. The original term of the Chao Agreement was from January 7, 2013 to January 6, 2015. On January 7, 2015, the Chao Agreement was renewed and the term was extended to January 6, 2016. On December 29, 2015, the Chao Agreement was renewed and the term was extended to December 28, 2018. Ms. Chao is entitled to the payment of the remuneration, calculated as progressive percentage on commissions achieved and subject to the satisfaction of the threshold 13-month and 25-month persistency ratio. The remuneration is paid each year. Ms. Chao is subject to a non-compete which prohibits her from competing with Law Broker during the term of the Chao Agreement within the territories of ROC and the PRC. Chao Agreement shall be terminated upon the expiration. In addition, Ms. Chao and Law Broker may terminate the Chao Agreement for enumerated reasons listed therein.

Pursuant to an employment agreement between Tung Chi Hsieh and Jiangsu Law, dated December 30, 2009 (the “Hsieh Agreement”), Mr. Hsieh earns a salary of RMB3,000 ($490) per month to serve as Division Chief of Management. The original term of the Hsieh Agreement expired on December 29, 2011, with an automatic extension of the Hsieh Agreement if neither party terminates the Hsieh Agreement. In addition, Mr. Hsieh and Jiangsu Law may terminate the Hsieh Agreement for enumerated reasons listed therein.

Pursuant to an employment agreement between Wen Yuan Hsu and Sichuan Kangzhuang, dated October 1, 2010 (the “Hsu Agreement”), Mr. Hsu earns a salary of RMB13,000 ($2,124) per month to serve as General Manager of Marketing for Sichuan Kangzhuang, the Hsu Agreement is not a fixed term employment agreement, it has no expiration date. The Hsu Agreement also provides for reimbursement of four trips by Mr. Hsu to Taiwan per year, an official car and gas subsidy, 20 days paid vacation, and reimbursement for business related travel and expenses. The Hsu Agreement initially provided for the performance targets with the total first year premium, or FYP, in 2011 must reach RMB10,000,000 ($1,566,661). Although Mr. Hsu failed to achieve the performance target, considering depressed general business environment as well as the extensive managerial experience of Mr. Hsu, Sichuan Kangzhuang continued the employment relationship with Mr. Hsu. Considering the slow-down of general economic environment in China, no FYP target has been set for the calendar year from 2012 to 2015. Mr. Hsu is subject to a non-compete which prohibits him from competing with Sichuan Kangzhuang during the term of the Hsu Agreement and for two years following the termination of his employment with Sichuan Kangzhuang. If Mr. Hsu violates the non-compete provisions of the Hsu Agreement, he is subject to a penalty fee of RMB100,000 ($16,340). Either party may terminate the Hsu Agreement prior to the expiration date of the agreement if such party (i) provides the non- terminating party 30 days notice and (ii) pays the non-terminating party RMB100,000 ($16,340). In addition, Mr. Hsu and Sichuan Kangzhuang may terminate the Hsu Agreement for enumerated reasons listed therein without payment of the termination fee.

Pursuant to an employment agreement between Jiangsu Law and Te Yun Chiang, dated December 30, 2009 (the “Chiang Agreement”), Mr. Chiang earns a salary of RMB2,250 ($352) per month to serve as Manager of Jiangsu Law. The original term of the Chiang Agreement expires on December 29, 2011, with an automatic extension of the Chiang Agreement if neither party terminates the Chiang Agreement. In addition, Mr. Chiang and Jiangsu Law may terminate the Chiang Agreement for enumerated reasons listed therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 24, 2016, concerning, except as indicated by the footnotes below:

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

Applicable percentage ownership is based on 29,452,669 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at March 24, 2016. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Shares	Beneficially	Owned Preferred	% Total
	Common		Stock	Series A	Stock	Voting
Name	Shares		%	Shares	%	Power(1)
Executive Officers and Directors
Yi Hsiao Mao	4,640,234	(2)	15.8	1,000,000	100	37.1
Shu Fen Lee	4,640,234	(2)	15.8	1,000,000	100	37.1
Fu Chang Li	800,000		2.7	-	-	2.0
Chwan Hau Li	1,352,166		4.6	-	-	3.4
Kuei Chiao Chen	0		0	-	-	0
All executive officers and directors as a group (5 persons)	6,792,400		23.1	1,000,000	100	42.6
Other 5% Beneficial Owners
Able Capital Holdings Co., Ltd.	1,648,700		5.6	-	-	4.2

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

(2) Includes 200,000 shares of common stock held by Shu Fen Lee, Yi Hsiao Mao’s spouse, 200,000 shares of common stock held by Mao Chieh Li, Yi Hsiao Mao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International CO LTD, Yi Hsiao Mao and Shu Fen Lee hold 34% and 66% shares of U-Li Investment Consulting Enterprise Co., Ltd. respectively and U-Link International CO LTD is solely owned by Lee Shu Fen, Mao Yi Hsiao’s spouse.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Loans

The related parties below loaned money to the Company for working capital. As of the dates below, the following amounts were due to the related parties.

	June 30,	June 30,	December 31,	December 31,	December 31,
	2012	2013	2013	2014	2015
Due to Mr. Mao (Shareholder of China United)	$1,871	$71,487	$117,471	$214,165	$297,414
Due to Xude Investment (Owned by Mr. Chwan Hau Li)	-	-	-	-	32,223
Due to Ms. Zhu	441,272	1,099,331	-	-	-
Due to Mr. Zhu (Legal representative of Jiangsu Law)	2,139	-	2,265	2,255	2,133
Due to Mrs. Lee (Director of China United)	-	566,478	35,062	315,027	826
Due to Multiple Capital Enterprise	-	-	-	-	608,941
Due to other shareholders	-	-	-	-	4,395
Total	$445,332	1,737,296	$154,798	$531,447	$945,932

The term for the loan from Mrs. Lee is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The borrowing from other related parties are interest-free, unsecured and repayable on demand.

During the six months ended December 31, 2013, Mr. Mao paid $54,679 on behalf of the Company for the operating expense and registered capital of AHFL’s Taiwan branch.

During the six months ended December 31, 2013, the company repaid Mrs. Lee $564,608 and Ms. Zhu Shu Qin $1,104,230.

During the year ended December 31, 2014, the Company borrowed $314,644 from Mrs. Lee and $96,694 from Mr. Mao.

In January 2015, the principal amount of loans from Mrs. Lee was fully repaid by the Company.

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NTD 20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on June 30, 2016. The entire loan and interest amount were paid off on January 11, 2016. A majority of Multiple Capital Enterprise’s shareholders are members of the Company’s management.

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

Name	Position in the Company	Position in AHFL	Position in Law Enterprise	Position in Law Broker	Position in Law Agent	Position in Law Management	Position in GHFL	Position in Taiwan Genius	Position in CU Hong Kong	Position in CU WFOE	Position in Anhou	Position in Jiangsu Law
Yi Hsiao Mao	Director Chief Executive Officer	Director	Director		Director	Director			General Manager and Chairman	General Manager and Chairman		Supervisor

Chwan Hau Li	Director						Director	Director
Fu Chang Li	Director
Kuei Chiao Chen	Director
Yung Chi Chuang	Chief Financial Officer			Manager of Financial Department

Tung Chi Hsieh	Chief Operating Officer											Division Chief of Management

Te Yun Chiang	Chief Technology Officer											Manager

Hui Hsien Chao			Director	General Manager	Director							Vice-General Manager

Shu Fen Lee	Director		General Manager	Director

Wen Ti Tu				Senior Assistant General Manager

Wen Che Shen				Senior Assistant General Manager

Reclassification of Certain Common Stock into Preferred Shares

On July 2, 2012, the BOD and stockholders of the Company approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Yi Hsiao Mao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Company.

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

On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million , on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. The Company is doing its best to achieve the targeted milestones as set forth in the third Amendment to the Acquisition Agreement. However, given the tight schedule and harsh general environment, despite every efforts of the Company, it might be really difficult for the Company to do so within the stipulated deadline. Therefore, the Company is actually negotiating with the Selling Shareholders of AHFL to convince them to give up such termination rights in case of failure to comply with the first and second requirements under Third Amendment within the stipulated deadline while continuously using its best efforts to fulfill such obligations.

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

As of the date immediately prior to the consummation of the Acquisition, certain shareholders of AHFL, including Mao Yi Hsiao, were also significant shareholders of the Company: (i) Yi Hsiao Mao, together with Shu Fen Lee (his wife) and Li Chieh Mao (his daughter), owned 17.9% of the outstanding shares of the Company and 24.3% of the outstanding shares of AHFL. Yi Hsiao Mao, one of the directors of the Company, also acts as the sole director of AHFL and the board chairman of Law Enterprise, Law Management and Law Agent, and as the supervisor of Jiangsu Law Broker Co., Ltd. In addition, Shu Fen Lee also acts as general manager of Law Enterprise and the board chairman of Law Broker; (ii) Hui Hsien Chao, a shareholder of AHFL and Law Agent, is also a shareholder of the Company. In addition, Chao Hui Hsien also acts as general manager of Law Broker and director of Law Enterprise and Law Agent; (iii) Yung Chi Chuang, a shareholder of AHFL, is also a shareholder and Chief Financial Officer of the Company; (iv) Tung Chi Hsieh, a shareholder of AHFL, is also a shareholder of the Company. In addition, Tung Chi Hsieh acts as the Chief Operating Officer of the Company; (v) Wen Ti Tu, a shareholder of AHFL, is also a shareholder of the Company. In addition, Wen Ti Tu acts as the assistant general manager of Law Broker; and (vi) Wen Che Shen, a shareholder of AHFL, is also a shareholder of the Company. In addition, Wen Che Shen acts as the assistant general manager of Law Broker.

Subsequent to the closing of the Acquisition, Yi Hsiao Mao holds 100% of the Company’s outstanding preferred shares, and holds, together with his affiliates, 15.6% of the Company’s outstanding common shares, and 37.2% of the voting power of the Company.

Acquisition of GHFL

On February 13, 2015, the Company and AHFL entered into an acquisition agreement with Mr. Chwan Hau Li, the selling shareholder of Genius Holdings Financial Limited (the “Selling Shareholder”), a company with limited liability incorporated under the laws of British Virgin Islands (“GHFL”)(the acquisition agreement hereafter referred to as “Genius Acquisition Agreement”), to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock (“AHFL Shares”) together with an granted put option for 352,166 shares of common stock of the Company (“Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the Selling Shareholder would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of the Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds approximately 15% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. The acquisition price may be further adjusted on the fourth anniversary of the closing date of the acquisition and depending on the earnings per share of GHFL during the fiscal years of 2014 through 2017, subject to other terms and conditions therein. Mr. Chwan Hau Li is the sole shareholder of GHFL and a director and shareholder of the Company. On February 13, 2015, the acquisition was completed, the Selling Shareholder transferred 100% shares in GHFL to AHFL. On March 31, 2015, the Selling Shareholder exercised the Put Option, pursuant to which, 704,333 shares of GHFL held by the Selling Shareholder were transferred back to CUIS as the consideration for 352,166 shares of common stock of CUIS, which were issued to the Selling Shareholder on April 29, 2015.

On February 17, 2016, the Company and AHFL entered into an amendment to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least USD 10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. The right to revoke the Put Option has not been exercised as of March 24, 2016.

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

In August 2013, the HK Company entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li (“Mr. Chen”) and Ms. Yue Jing (Ms. Yue”), both PRC citizens (collectively, the “Investor Borrowers”).

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

The specific amounts loaned to the Investor Borrowers were as follows:

Able: RMB29,500,000 ($4,817,896)

Mr. Chen: RMB3,000,000 ($489,949)

Ms. Yue: RMB7,500,000 ($1,224,871)

On January 14, 2015, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Law Broker, a wholly owned Taiwan subsidiary of Law Enterprise. Law Enterprise is a 65.95% owned Taiwan subsidiary of AHFL. Pursuant to the Loan Agreement, Law Broker will provide a loan in the amount of $632,491 (NTD20 million) (the “Loan”) to AHFL. The term for the Loan shall be from January 14, 2015 to December 31, 2015 with a fixed yearly interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum prior to December 31, 2015. In the event that AHFL fails to repay the principal amount of the Loan together with the accrued interest on due time, AHFL shall pay twice of the fixed rate as the penalty to Law Broker. On December 30, 2015, the Loan was duly paid off by AHFL.

On January 4, 2016, Action Holdings Financial Limited Taiwan Branch (hereafter referred to as “AHFLTW”), a branch of AHFL which is a wholly-owned British Virgin Islands subsidiary of CUIS, entered into a loan agreement with Law Insurance Broker Co., Ltd. (“Law Broker”) (the loan agreement hereafter referred to as the “Loan Agreement with Law Broker”). Law Broker is a wholly owned Taiwan subsidiary of Law Enterprise Co., Ltd. (“Law Enterprise”). Law Enterprise is a 65.95% owned Taiwan subsidiary of AHFL. Mao Yi Hsiao, one of the directors of the Company, also acts as the board chairman of Law Enterprise. In addition, Lee Shu Fen, a director of the Company, also acts as general manager of Law Enterprise and the board chairman of Law Broker.

Pursuant to the Loan Agreement with Law Broker, Law Broker will provide a loan in the amount of 30 million New Taiwan Dollars (NT$) (approximately US$893,682) (the “Loan from Law Broker”) to AHFLTW. The term for the Loan shall be from January 12, 2016 to December 31, 2016 with a fixed annual interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 31, 2016.

On January 15, 2016, AHFLTW entered into a loan agreement with Law Enterprise (the loan agreement hereafter referred to as the “Loan Agreement with Law Enterprise”).

Pursuant to the Loan Agreement with Law Enterprise, Law Enterprise will provide a loan in the amount of 10 million NT$ (approximately US$297,894) (the “Loan from Law Enterprise”) to AHFLTW. The term for the Loan shall be from February 15, 2016 to December 31, 2016 with a fixed annual interest rate at 1.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before December 31, 2016.

On February 15, 2016, AHFLTW entered into a loan agreement with Law Enterprise (the loan agreement hereafter referred to as the “Loan Agreement No. 2 with Law Enterprise”). Law Enterprise is a 65.95% owned Taiwan subsidiary of AHFL while AHFL is a 100% owned subsidiary of the Company. Mao Yi Hsiao, one of the directors of the Company, also acts as the board chairman of Law Enterprise. In addition, Lee Shu Fen, a director of the Company, also acts as general manager of Law Enterprise and the board chairman of Law Broker.

Pursuant to the Loan Agreement No. 2 with Law Enterprise, Law Enterprise will provide a loan to AHFLTW in the amount of 7 million NT$ (approximately US$210,456). The term for the Loan shall be from February 15, 2016 to December 31, 2016 with a fixed annual interest rate at 1.5%. The principal amount of the loan together with the accrued interest shall be paid in one lump sum before December 31, 2016.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Simon & Edward LLP (“Simon & Edward”) has served as our independent auditors for the transitional period from July 1, 2013 to December 31, 2013 and for the fiscal years ended December 31, 2014 and 2015. During the periods, fees for services billed by Simon & Edward were as follows:

	2015	2014	Transition Period
Audit fees(1)	$293,500	$275,500	$127,500
Audit-related fees(2)	16,405	6,828	-
Tax fees(3)	27,200	20,000	-
All other fees	-	-	-
Total	$337,105	$284,328	$127,500

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

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our Board pre-approved the audit service performed by Simon & Edward for our consolidated financial statements as of December 31, 2014 and 2015, and for the transitional period from July 1, 2013 to December 31, 2013.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit
Number	Description of Exhibit
2.1	Acquisition Agreement dated August 24, 2012 between the Company and the shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012)
2.2	Amendment to Acquisition Agreement, between the Company and the shareholders of Action Holdings Financial Limited, effective March 14, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013)
2.3	Second Amendment to Acquisition Agreement, between the Company and the shareholders of Action Holdings Financial Limited, effective March 13, 2015(incorporated by reference to Exhibit 2.3 to the Form 10-K filed with the SEC on March 18, 2015).
2.4	Third Amendment to Acquisition Agreement, by and among the Company and the selling shareholders of Action Holdings Financial Limited, effective February 17, 2016 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2016).
2.5	Acquisition Agreement dated February 13, 2015, between the Company, AHFL and Li Chwan Hau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015).
2.6	Amendment 2 to Acquisition Agreement effective as of February 15, 2016, by and among the Company, AHFL and Li Chwan Hau (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 18, 2016).
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012)
4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012)
10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011)

10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011)
10.3	Share Pledge Agreement, dated January 17, 2011 - Zhu Shuqin (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011)
10.4	Share Pledge Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011)
10.5	Share Pledge Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011)
10.6	Share Pledge Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011)
10.7	Power of Attorney, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011)
10.8	Power of Attorney, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011)
10.9	Power of Attorney, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011)
10.10	Power of Attorney, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011)
10.11	Exclusive Option Agreement, dated January 17, 2011 – Zhu Shuqin (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011)
10.12	Exclusive Option Agreement, dated January 17, 2011 – Wei Qun (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011)
10.13	Exclusive Option Agreement, dated January 17, 2011 – Fang Qunlei (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011)
10.14	Exclusive Option Agreement, dated January 17, 2011 – Chen Yanxia (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011)
10.15	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Allianz China Life Insurance Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011)
10.16	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited, dated September 6, 2010 (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011)
10.17	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Li Dan, dated September 6, 2010 (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011)
10.18	Sichuan Kangzhuang Share Transfer Agreement, between Anhou and Yan Fang, dated September 6, 2010 (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011)
10.19	Jiangsu Law Share Transfer Agreement, between Anhou and Liu Jianxin, dated September 28, 2010 (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011)
10.20	Jiangsu Law Share Transfer Agreement, between Anhou and Zhu Xudong, dated September 28, 2010 (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011)

10.21	Jiangsu Law Share Transfer Agreement, between Anhou and Zhu Xumin, dated September 28, 2010 (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011)
10.22	Translation of Insurance Agency Contract with Taiping Life Insurance Co., Ltd,, dated November 5, 2003 (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011)
10.23	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2011 (incorporated by reference to Exhibit 10.23 to the Form S-1/A filed with the SEC on November 14, 2011)
10.24	Translation of Employment Agreement with Lo Chung Mei, dated January 1, 2013 (Incorporated by reference to Exhibit 10.24 to the Form 10-K filed with the SEC on September 30, 2013)
10.25	Translation of Employment Agreement with Chiang Te Yun, dated December 30, 2009 (incorporated by reference to Exhibit 10.25 to the Form S-1 filed with the SEC on May 13, 2011)
10.26	Translation of Employment Agreement with Hsu Wen Yuan, dated October 1, 2010 (incorporated by reference to Exhibit 10.26 to the Form S-1/A filed with the SEC on October 28, 2011)
10.27	Translation of Employment Agreement with Tsai Shiu Fang, dated January 1, 2011 (incorporated by reference to Exhibit 10.27 to the Form S-1/A filed with the SEC on October 28, 2011)
10.28	Translation of Employment Agreement with Hsieh Tung Chi, dated December 30, 2009 (incorporated by reference to Exhibit 10.28 to the Form S-1 filed with the SEC on May 13, 2011)
10.29	Translation of Tenancy Contract, Building 4K, dated January 10, 2011 (incorporated by reference to Exhibit 10.29 to the Form S-1 filed with the SEC on May 13, 2011)
10.30	Translation of Tenancy Contract, Building 4F, dated October 5, 2012 (incorporated by reference to Exhibit 10.30 to the Form S-1 filed with the SEC on May 13, 2011)
10.31	Translation of Creditors Right Subrogation Agreement (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011)
10.32	Translation of Debt Waiver Agreement (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011)
10.33	Translation of Legal Representative Agreement with Li Fu Chang, dated January 1, 2010 (incorporated by reference to Exhibit 10.33 to the Form S-1/A filed with the SEC on November 14, 2011)
10.34	Translation of Insurance Agency Contract with Cathay Insurance Co., Ltd., dated November 30, 2011 (incorporated by reference to Exhibit 10.34 to the Form S-1/A filed with the SEC on December 2, 2011)

10.35	Translation of Insurance Agency Contract with Tianan Insurance Co., Ltd., dated July 1, 2011 (incorporated by reference to Exhibit 10.35 to the Form S-1/A filed with the SEC on December 2, 2011)
10.36	Translation of Employment Agreement with Chuang Yun Chi, dated July 2, 2012 (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012)

10.37	Translation of Insurance Agency Contract between Law Broker and China Life Insurance Company dated January 1, 2008 (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012)
10.38	Translation of Insurance Agency Contract between Law Broker and Farglory Life Insurance Co, Ltd. dated December 30, 2000 (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012)
10.39	Translation of Insurance Agency Contract between Law Broker and Fubon Life Insurance Co, Ltd. dated February 20, 2004 (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012)
10.40	Translation of Insurance Agency Contract between Law Broker and KuoHua Life Insurance Company dated July 22, 1993 (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012)
10.41	Translation of Insurance Agency Contract between Law Broker and TransGlobe Life Insurance Company dated January 1, 2002 (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012)
10.42	Translation of Insurance Agency Contract between Law Broker and ACE Insurance Company dated September 1, 2009 (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012)
10.43	Translation of Insurance Agency Contract between Law Broker and Fubon Insurance Co, Ltd. dated December 1, 2006 (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012)
10.44	Translation of Insurance Agency Contract between Law Broker and Taian Insurance Co., Ltd. dated August 5, 2010 (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012)
10.45	Translation of Insurance Agency Contract between Law Broker and Union Insurance Company dated April 1, 2008 (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012)
10.46	Translation of Insurance Agency Contract between Law Broker and Zurich Insurance Company dated October 1, 2005. (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012)
10.47	Reclassification Agreement between the Company and Mao Yi Hsiao, dated July 2, 2012 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).
10.48	Strategic Alliance Agreement between Action Holdings Financial and AIA International Limited Taiwan Branch, dated June 10, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013)
10.49	Amendment to Strategic Alliance Agreement (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on September 30, 2014).
10.50	Translation of Amendment No. 2 to Strategic Alliance Agreement between Action Holdings Financial Limited and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on January 11, 2016).

10.51	Translation of Consent Letter dated March 15, 2016 from Action Holdings Financial Limited to AIA International Limited Taiwan Branch
10.52	Loan Agreement between Action Holdings Financial Limited and ZLI Holdings Limited, dated June 9, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013)
10.53	Loan Agreement between ZLI Holdings and Able Capital Holding Co., Ltd., dated August 28, 2013 (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013)
10.54	Loan Agreement between ZLI Holdings and Chen Li, dated August 9, 2013 (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013)
10.55	Loan Agreement between ZLI Holdings and Yue Jing, dated August 9, 2013 (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013)
10.56	Translation of Tenancy Contract, between Pon-Chen Co., Ltd. and Law Insurance Broker Co., Ltd., dated October 5, 2012 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on February 14, 2013).
10.57	Translation of Tenancy Agreement, between Pon-Chen Co., Ltd. and Law Insurance Broker Co., Ltd., dated April 15, 2015.
10.58	Consulting Service Agreement between the Company and Li Fu-Chang, dated December 7, 2013 (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on December 12, 2013).
10.59	Form of Share Pledge Agreement, dated October 24, 2013. (incorporated by reference to Exhibit 10.55 to the Form 10-KT filed with the SEC on April 17, 2014)
10.60	Form of Power of Attorney, dated October 24, 2013. (incorporated by reference to Exhibit 10.56 to the Form 10-KT filed with the SEC on April 17, 2014)
10.61	Form of Exclusive Option Agreement, dated October 24, 2013. (incorporated by reference to Exhibit 10.57 to the Form 10-KT filed with the SEC on April 17, 2014)

10.62	Translation Lease Agreement between Qing Tian and Law Anhou Insurance Agency Co., Ltd., dated January 17, 2014. (incorporated by reference to Exhibit 10.58 to the Form 10-KT filed with the SEC on April 17, 2014)
10.63	Translated Broker Agreement between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd. (incorporated by reference to Exhibit 10.59 to the Form 10-KT filed with the SEC on April 17, 2014)
10.64	Translated Employment Agreement between Law Anhou Insurance Agency Co., Ltd. and Lo Chung Mei, dated January 1, 2014. (incorporated by reference to Exhibit 10.60 to the Form 10-KT filed with the SEC on April 17, 2014)
10.65	Employment Agreement between Chao Hui-Hsien and Law Insurance Broker Co. Ltd., dated, dated January 7, 2013 (incorporated by reference to Exhibit 10.61 to the Form 10-KT filed with the SEC on April 17, 2014)
10.66	Engagement Agreement dated January 7, 2015 between Chao Hui-Hsien and Law Insurance Broker Co., Ltd., dated January 7, 2015 (incorporated by reference to Exhibit 10.72 to the Form 10-K filed with the SEC on March 18, 2015).
10.67	Engagement Agreement dated December 29, 2015 between Chao Hui-Hsien and Law Insurance Broker Co., Ltd.

10.68	Translation of Tenancy Renewal Contract, Building 4F, dated January 10, 2014 (incorporated by reference to Exhibit 10.62 to the Form 10-KT filed with the SEC on April 17, 2014)
10.69	Translation of Tenancy Renewal Contract, Building 4K, dated January 10, 2014 (incorporated by reference to Exhibit 10.63 to the Form 10-KT filed with the SEC on April 17, 2014)
10.70	Translation of Loan Agreement between Law Enterprise and AHFL, dated September 15, 2014 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on September 23, 2014).
10.71	Translation of Loan Agreement between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd., dated January 15, 2016 (incorporated by reference to Exhibit 10.2 of Current Report on Form 8-K filed with the Securities Exchange Commission on January 19, 2016).
10.72	Translation of Loan Agreement No. 2 between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd., dated February 15, 2016 (incorporated by reference to Exhibit 10.3 of Current Report on Form 8-K filed with the Securities Exchange Commission on February 18, 2016).
10.73	Loan Agreement between AHFL and Lee Shu-Fen, dated December 23, 2014 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on December 23, 2014).
10.74	Loan Agreement between AHFL and Law Insurance Broker Co., Ltd., dated January 14, 2015 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on January 16, 2015).
10.75	Translation of Loan Agreement between Action Holdings Financial Limited Taiwan Branch and Law Insurance Broker Co., Ltd., dated January 4, 2016 (incorporated by reference to Exhibit 10.1 of Current Report on Form 8-K filed with the Securities Exchange Commission on January 19, 2016).
10.76	Insurance Agency Contract, dated March 1, 2012, between CTBC Life Insurance and Law Broker (incorporated by reference to Exhibit 10.68 to the Form 10-K filed with the SEC on March 18, 2015).
10.77	Insurance Agency Contract, dated January 1, 2011, between Shin Kong Life and Law Broker (incorporated by reference to Exhibit 10.69 to the Form 10-K filed with the SEC on March 18, 2015).
10.78	Insurance Contract, dated December 31, 2013, between Yingda Life Insurance Co. Ltd. and Anhou (incorporated by reference to Exhibit 10.70 to the Form 10-K filed with the SEC on March 18, 2015).
10.79	Insurance Contract, dated January 1, 2015, between Aviva Life Insurance Co. Ltd. and Anhou (incorporated by reference to Exhibit 10.71 to the Form 10-K filed with the SEC on March 18, 2015).
21	Subsidiaries of the registrant
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: March 30, 2016	By:	/s/ Yi Hsiao Mao
Principal Executive Officer

Date: March 30, 2016	By:	/s/ Yung Chi Chuang
Principal Accounting Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer (Principal Executive Officer)	March 30, 2016
Yi Hsiao Mao

/s/ Yung Chi Chuang	Chief Financial Officer (Principal Accounting Officer)	March 30, 2016
Yung Chi Chuang

/s/ Yi Hsiao Mao	Director	March 30, 2016
Yi Hsiao Mao

/s/ Fu Chang Li	Director	March 30, 2016
Fu Chang Li

/s/ Chwan Hau Li	Director	March 30, 2016
Chwan Hau Li

/s/ Kuei Chiao Chen	Director	March 30, 2016
Kuei Chiao Chen

/s/ Shu Fen Lee	Director	March 30, 2016
Shun Fen Lee