Form 10-Q
period 2016-03-31
China United Insurance Service, Inc.
filed 2016-05-10
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

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

Yes ☐  No ☒

As of April 30, 2016, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$20,433,158	$20,831,824
Marketable securities	2,417,995	2,369,082
Accounts receivable, net	4,158,754	9,630,993
Other current assets	673,053	1,055,015
Total current assets	27,682,960	33,886,914
Property, plant and equipment, net	958,418	918,798
Intangible assets	718,517	468,779
Goodwill	2,071,491	2,071,491
Long-term Investment	1,289,848	1,264,611
Other assets	770,437	791,223
TOTAL ASSETS	$33,491,671	$39,401,816
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$1,533,115	$1,521,962
Other current liabilities	5,819,644	10,867,607
Short-term loan	178,691	222,235
Deferred tax liability	-	3,143
Due to related parties	350,041	945,932
TOTAL CURRENT LIABILITIES	7,881,491	13,560,879
Long-term liabilities	6,726,129	6,594,530
TOTAL LIABILITIES	14,607,620	20,155,409
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,157,512	8,157,512
Statutory Reserves	2,385,529	2,385,327
Accumulated other comprehensive gain/(loss)	(518,214)	(680,133)
Retained earnings	1,164,770	1,808,665
Stockholders’ equity attribute to parent’s shareholders	11,189,902	11,671,676
Noncontrolling interest	7,694,149	7,574,731
TOTAL STOCKHOLDERS’ EQUITY	18,884,051	19,246,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$33,491,671	$39,401,816

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

             (UNAUDITED)

	Three Months Ended March 31,
	2016	2015
Revenues	$9,562,296	$9,856,115
Cost of revenue	6,468,859	6,446,411

Gross profit	3,093,437	3,409,704

Operating expenses:
Selling	898,265	369,259
General and administrative	2,887,108	3,053,644
Total operating expense	3,785,373	3,422,903

Loss from operations	(691,936)	(13,199)

Other income (expenses):
Interest income	50,569	37,715
Other - net	(29,350)	13,015
Total other income	21,219	50,730

Income (loss) before income taxes	(670,717)	37,531
Income tax expense	3,199	129,629

Net loss	(673,916)	(92,098)
Net income (loss) attributable to the noncontrolling interests	(30,215)	188,568
Net loss attributable to parent's shareholders	(643,701)	(280,666)

Other comprehensive items
Foreign currency translation gain (loss)	163,512	94,676
Other	(1,593)	-
Other comprehensive income attributable to parent's shareholders	161,919	94,676

Other comprehensive items attributable to noncontrolling interest	149,633	108,730

Comprehensive income (loss) attributable to
parent's shareholders	$(481,782)	$(185,990)

Comprehensive income (loss) attributable to
noncontrolling interest	$119,418	$297,298

Weighted average shares outstanding:
Basic	29,452,669	29,452,669
Diluted	29,452,669	29,452,669

Income (loss) per share:
Basic	$(0.022)	$(0.010)
Diluted	$(0.022)	$(0.010)

 The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(673,916)	$(92,098)
Adjustments to reconcile net income to net cash
Depreciation and amortization	155,099	106,287
Gain on valuation of financial assets	(1,594)	(4,463)
Loss (Gain) on disposal of fixed assets	37,938	1,525
Deferred income tax	(3,122)	(18,901)
Changes in operating assets and liabilities:
Accounts receivable	5,509,467	4,035,097
Other current assets	388,380	(512,678)
Other assets	32,045	(115,544)
Tax payable	(17,523)	5,267
Other current liabilities	(5,096,789)	(4,267,422)
Net cash provided by (used in) operating activities	329,985	(862,930)

Cash flows from investing activities:
Cash from acquisition	-	319
Purchase of property, plant and equipment	(217,985)	(69,927)
Purchase of intangible assets	(233,400)	(140,537)
Net cash used in investing activities	(451,385)	(210,145)

Cash flows from financing activities:
Proceeds from related party borrowing	11,254	26,561
Repayment to related parties	(604,906)	(312,625)
Repayment to loans	(45,368)	-
Net cash used in financing activities	(639,020)	(286,064)

Foreign currency translation	361,754	283,129
Net increase in cash and cash equivalents	(398,666)	(1,076,010)

Cash and cash equivalents, beginning balance	20,831,824	19,571,799
Cash and cash equivalents, ending balance	$20,433,158	$18,495,789

SUPPLEMENTARY DISCLOSURE:

Interest paid	$447	$2,291
Income tax paid	$9,037	$9,882

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$-	$3,482,923

The accompanying notes are an integral part of these financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board (the “OTCBB”).

The corporate structure as of March 31, 2016 is as follows:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK Company)
51%
Action Holdings Financial Limited (BVI Company)
Prime Financial Asia Ltd. (HK Company)
65.95%
100%
Law Enterprise Co., Ltd.(Taiwan Company)
Genius Holding Financial Limited (BVI Company)
100%
Max Key Investments Ltd. (BVI Company)
100%
100%
100%
Law Insurance Broker Co., Ltd.(Taiwan Company)
Prime Technology Consulting Cor., Ltd.-TW
Genius Investment Co., Ltd. (Taiwan Company)
Entities outside China
100%
Entities inside China
Prime Management Consulting (Nanjing) Co., Ltd.
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Jing Yue
15%
Contractual Control
Changrong Hu
20%
Weizhe Hou
10%
9%
Yanyan Wang
20%
Law Anhou Insurance Agency Co., Ltd.
Yong Zhang
6%
20%
Zhaohui Chen
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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ended December 31, 2016.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, which were included in the Company’s 2015 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2015, has been derived from the Company’s audited consolidated financial statements as of that date.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of March 31, 2016, $1,346,439 of the Company’s cash and equivalents held by financial institutions was insured, and the remaining balance of $19,086,719 was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended March 31, 2016 and 2015, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended March 31,
	2016				2015
	Amount		% of Total Revenue		Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$2,242,125		23%		$2,217,851	23%
Fubon Life Insurance Co., Ltd.	1,377,986		14%		1,275,718	13%
AIA International Ltd., Taiwan	(*	)	(*	)	1,051,534	11%
TransGlobe Life Insurance Inc.	(*	)	(*	)	1,108,691	11%
CTBC Life Insurance Co., Ltd.	(*	)	(*	)	994,481	10%

(*)	Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

As of March 31, 2016 and December 31, 2015, the Company’s accounts receivable from these companies were:

	March 31, 2016				December 31, 2015
	Amount		% of Total Accounts Receivable		Amount		% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$1,231,335		30%		$3,689,404		43%
Fubon Life Insurance Co., Ltd	533,268		13%		990,327		11%
AIA International Ltd., Taiwan	(*	)	(*	)	(**	)	(**)
TransGlobe Life Insurance Inc.	(*	)	(*	)	(**	)	(**)
CTBC Life Insurance Co., Ltd	(*	)	(*	)	994,978		11%

(**)	Accounts receivable for the year ended had not exceeded 10% or more of the consolidated accounts receivable.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to the prior period. This update is effective for annual and interim periods beginning after December 15, 2016. We have early adopted this standard beginning in fiscal 2016. There was no material impact to the Consolidated Financial Statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

NOTE 3 – CASH AND EQUIVALENTS

As of March 31, 2016 and December 31, 2015, our cash and equivalents primarily consisted of cash and certificates of deposits. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 - MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	March 31, 2016
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,863	$(8)	$28,855
Funds	2,340,219	48,921	2,389,140
	$2,369,082	$48,913	$2,417,995

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$585	$28,863
Funds	2,408,728	(68,509)	2,340,219
	$2,437,006	$(67,924)	$2,369,082

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Prepaid expenses	$273,998	$603,557
Current assets associated with discontinued operations	-	224,140
Prepaid rent and rent deposit	269,169	133,179
Other receivable	16,141	86,539
Other commission receivable	43,758	-
Interest receivable	61,386	-
Refundable business tax	8,524	7,600
Deferred tax assets	77	-
Total other current assets	$673,053	$1,055,015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Office Equipment	$1,038,435	$1,080,621
Office Furniture	177,412	125,746
Leasehold improvements	527,595	511,874
Transportation equipment	84,958	84,398
Other equipment	102,907	97,996
Total	1,931,307	1,900,635
Less: accumulated depreciation	(972,889)	(981,837)
Total property, plant and equipment, net	$958,418	$918,798

NOTE 7 – INTANGIBLE ASSETS

As of March 31, 2016 and December 31, 2015, the Company’s intangible assets consisted the following:

	March 31, 2016	December 31, 2015
Software	$1,211,498	$780,355
Less: accumulated amortization	(492,981)	(311,576)
Total intangible assets	$718,517	$468,779

Estimated future intangible amortization as of March 31, 2016 is as follows:

Years ending March 31,	Amount
2017	$215,784
2018	138,329
2019	138,329
2020	128,626
2021	87,124
Thereafter	10,325
Total	$718,517

The Company reclassified amount of $175,925 and $89,340 from property, plant and equipment and accumulated depreciation to intangible assets and accumulated amortization, respectively, in January 2016.

NOTE 8 – ACQUISITION AND GOODWILL

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of March 31, 2016, there were no indications of the impairment of the goodwill.

(2) Acquisition of GHFL

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the selling shareholder (Mr. Chwanhau Li, the director of the Company) of Genius Holdings Financial Limited ( “GHFL”), a company with limited liability incorporated under the laws of British Virgin Islands, to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with an granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. The Option has been exercised by the selling shareholder on March 31, 2015. The total fair value of AHFL 352,166 shares ($1,771,395) and CUIS 352,166 option ($1,711,562) at acquisition date was $3,482,957. The Company recorded $2,039,840 excess of purchase price as goodwill. As of March 31, 2016, there were no indications of the impairment of the goodwill.

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

NOTE 9 – LONG-TERM INVESTMENT

The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, Investments – Debt and Equity Securities, which are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

As of March 31, 2016 and December 31, 2015, the Company’s long-term investment consisted the following:

	March 31, 2016	December 31, 2015
Equity Investment Co., Ltd	$1,193,583	$1,170,230
Government Bonds	96,265	94,381
Total	$1,289,848	$1,264,611

As of March 31, 2016 and December 31, 2015, the Company had the following long-term investment in equity:

Type	Investee	March 31, 2016 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,193,583

Type	Investee	December 31, 2015 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,170,230

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 ($96,265) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	March 31, 2016
		Gross
	Fair Value at	Unrealized	Total
	December 31, 2015	Gains (Losses)	Fair Value
Government bonds	94,381	1,884	96,265
	$94,381	$1,884	$96,265

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	93,089	1,292	94,381
	$93,089	$1,292	$94,381

NOTE 10 – OTHER ASSETS

 The Company’s other assets consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Rental deposits	$403,012	$401,920
Restricted cash	232,634	231,100
Prepayments	133,331	156,772
Other	1,460	1,431
Total other assets	$770,437	$791,223

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

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
PRC Tax	$81,363	$99,505
Taiwan Tax	1,451,752	1,422,457
Total tax payable	$1,533,115	$1,521,962

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Commissions payable to sub-agents	$3,256,281	$6,644,989
Accrued bonus	481,489	1,050,411
Refund to AIATW	-	502,532
Accrued tax penalties	370,000	370,000
Accrued business tax	116,701	326,954
Withholding employee personal tax	211,970	295,989
Salary payable to administrative staff	111,115	229,624
Due to previous shareholders of AHFL	685,057	685,059
Accrued advertisement fee	73,584	151,535
Accrued labor, health insurance and employee retirement plan	84,431	84,138
Other accrued expenses	253,922	396,117
Others	175,094	130,259
Total other current liabilities	$5,819,644	$10,867,607

Commissions payable to sub-agents, salaries payable to administrative staff, accrued bonus, and accrued advertisement fee are usually settled within 12 months. Refund to AIATW is described in Note 14. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to local tax bureau within one month. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost. Other accrued expenses are mainly for operating expenses payable within the credit terms provided by suppliers. Others mainly represent short term payable for expenses such as training and travelling.

NOTE 13 – SHORT TERM LOANS

	March 31, 2016	December 31, 2015
Loan A, interest at 1.5%, maturity date December 31, 2016	$70,000	$70,000
Loan B, interest at 1.5%, maturity date December 31, 2016	108,691	152,235
Total short term loans	$178,691	$222,235

On October 12, 2015, the Company entered into a loan agreement ("Loan A") with Zhengxiong Huang. The Short-term Loan Agreement provided for a $70,000 loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with same conditions.

On December 3, 2015, the Company entered into a loan agreement ("Loan B") with Yuzhen Chen. The Short-term Loan Agreement provided for a $152,235 (NT$ 5,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with same conditions. On January 13, 2016, the Company paid amount of $46,582 (NT$ 1,500,000) back. As of March 31, 2016, the Company had a loan amount of $108,691 (NT$3,500,000).

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Unearned revenue	6,726,129	6,594,530
Total other long-term liabilities	$6,726,129	$6,594,530

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NT$250,000,000, including the tax of NT$11,904,762), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee when the performance targets are not met were revised. On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. The purpose of the Strategic Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan through insurance agency companies or insurance brokerage companies. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

AHFL refunded amount of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from June 10, 2013 to September 30, 2014. AHFL did not book any short-term unearned revenue since the Strategic Alliance Agreement will end on December 31, 2021 and the performance will calculate then to determine how much revenue AHFL can book accordingly, and the Company booked the whole $6,726,129 as long-term liability.

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

Does not involve concealment of an unlawful act.

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

NOTE 17 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

			Acquisition and	Adjustments /Net
	% of Non-	As of	Increase	Income of		As of
	controlling	December 31,	Investment	Non-controlling		March 31,
Name of Affiliate	Interest	2015	(Fair Value)	Interest	Discontinued	2016
Law Enterprise	34.05%	$199,699	$-	$146,295	$-	$345,994
Law Broker	34.05%	7,197,128	-	687	-	7,197,815
PFAL	49.00%	206,098	-	(3,626)	-	202,472
MKI	49.00%	(1,065)	-	(51)	-	(1,116)
PTC Taiwan	49.00%	(26,292)	-	(23,946)	-	(50,238)
PTC Nanjing	49.00%	(837)	-	59	-	(778)
Total		$7,574,731	$-	$119,418	$-	$7,694,149

			Acquisition and	Adjustments /Net
	% of Non-	As of	Increase	Income of		As of
	controlling	December 31,	Investment	Non-controlling		December 31,
Name of Affiliate	Interest	2014	(Fair Value)	Interest	Discontinued	2015
Law Enterprise	34.05%	$882,327	$-	$(682,628)	$-	$199,699
Law Broker	34.05%	5,471,140	-	1,725,988	-	7,197,128
Law Agent	36.69%	24,689	-	(1,033)	(23,656)	-
Risk Management	35.47%	(91,809)	-	22,309	69,500	-
PFAL	49.00%	97,080	-	109,018	-	206,098
MKI	49.00%	-	-	(1,065)	-	(1,065)
PTC Taiwan	49.00%	-	-	(26,292)	-	(26,292)
PTC Nanjing	49.00%	-	-	(837)	-	(837)
Total		$6,383,427	$-	$1,145,460	$45,844	$7,574,731

NOTE 18– INCOME TAX

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
US statutory rate	34%	34%
Tax rate difference	(8)%	80%
Tax base difference	(4)%	(2)%
Loss in subsidiaries	(28)%	266%
Un-deductible and non-taxable items	6%	(33)%
Tax per financial statements	0%	345%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 19 - RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. Chwanhau Li (the director of the Company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 8 (2))

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Due to Mr. Mao (Principal Shareholder of the Company)	$314,666	$297,414
Due to Xude Investment (Owned by Mr. Chwan Hau Li)	32,397	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,147	2,133
Due to Ms. Lee (Director of CUIS)	831	826
Due to Multiple Capital Enterprise	-	608,941
Due to other shareholders	-	4,395
Total	$350,041	$945,932

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

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement”) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NT$20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on June 30, 2016. Majority of Multiple Capital Enterprise shareholders are the Company’s management level. The entire loan and interest amount of $598,905 (NT$20,014,795) have been paid off on January 12, 2016.

Except for the two aforementioned loans, the loans arose from Due to related parties bore no interest and were payable on demand.

NOTE 20 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2016 and 2015 were $507,460 and $410,459 respectively. On March 31, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended March 31, 2017	$1,794,846
Twelve months ended March 31, 2018	1,184,502
Twelve months ended March 31, 2019	684,686
Twelve months ended March 31, 2020	22,471
Twelve months ended March 31, 2021	13,631
Thereafter	-
Total	$3,700,136

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

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the three months ended March 31, 2016, if the Put Option has not been exercised on March 31, 2015. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

Three Months Ended March 31, 2016
Net loss attributable to the noncontrolling interests	$(32,123)
Net loss attributable to parent’s shareholders	(641,793)
Other comprehensive items
Other comprehensive income attributable to parent's shareholders	150,978
Other comprehensive items attributable to noncontrolling interest	160,574
Comprehensive loss attributable to parent’s shareholders	(490,815)
Comprehensive income attributable to noncontrolling interest	128,451

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

NOTE 21 – DISCONTINUED OPERATION

In the fourth quarter of 2014, the shareholders of the Risk Management and Law Agent made the resolution to dissolve Risk Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Risk Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Risk Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Risk Management and Law Agent completed the process of liquidation in April 2016.

Risk Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The Total Assets and Total Liabilities of Risk Management as of March 31, 2016 and December 31, 2015 are as follows:

	As of March 31, 2016	As of December 31, 2015
Total Assets (including cash)	-	224,140
Total Liabilities	-	4,834

The combined Revenue, Net Loss and EPS of Risk Management and Law Agent for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue	-	-
Net Income (Loss)	-	(2,362)
EPS	-	-

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

NOTE 23 – GEOGRAPHICAL REVENUE

The geographical distribution of China United’s revenue for the three months ended March 31, 2016 and 2015 were as follows:

Geographical Areas	Three months ended March 31, 2016	Three months ended March 31, 2015
PRC	$1,585,767	$1,245,575
Taiwan	7,976,529	8,610,540
Total	$9,562,296	$9,856,115

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

On October 20, 2013, the Investor Borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 25 - SUBSEQUENT EVENTS

On April 15, 2016, the Company entered into a loan agreement (“Loan Agreement”) with Chinchiang Lin (“Mr. Lin”). Pursuant to the Loan Agreement, Mr. Lin provided a loan in the amount of $77,637 (NT$2.5 million) to the Company. The term for the Loan is from April 15, 2016 to December 31, 2016 with a fixed interest rate at 1.5% per annum and the principle and interest is due on December 31, 2016.

The Company has entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (Farglory), pursuant to which AHFL provides consulting services to Farglory for NT$ 4,000,000 per year. The term for the Service Agreement is from May 1, 2016 to April 30, 2021.

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

Total net revenues from Taiwan life insurance products were 74.81% and 81.17% of total net revenues for the three months ended March 31, 2016 and 2015, respectively. Total net revenues from PRC life insurance products were 15.21% and 11.81% of total net revenues for the three month ended March 31, 2016 and 2015, respectively.

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

Taiwan subsidiary commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from Taiwan property and casualty insurance products were 8.09% and 6.19% of total net revenues for the three months ending March 31, 2016 and 2015, respectively. CAE commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenues from PRC property and casualty insurance products were 1.89% and 0.83% of total net revenues for the three months ending March 31, 2016 and 2015, respectively.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within our 2015 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

Accrued Expense

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. The estimation basis of the majority of theaccrued expenses is dependent on our sales force’s achievement of the sales targets identified by our clients. Examples of estimated accrued expensesinclude brokerage commission bonus, such as bonus payable to our sales agents, and incentive program rewards, such as the estimated expenditures tofund the reward programs. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

Long-term investment

The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, Investments – Debt and EquitySecurities, and are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments arerecorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company uses the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds aninterest of less than 20% and over which it does not have the ability to exercise significant influence. Investments are considered to be impaired when adecline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge isrecorded and a new cost basis in the investment is established.

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

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, "Simplifying the Accounting for Measurement-Period Adjustments". Measurement period adjustments are changes to provisional amounts recorded when the accounting for a business combination is incomplete as of the end of a reporting period. The measurement period can extend for up to a year following the transaction date. The new guidance requires companies to recognize these adjustments, including any related impacts to net income, in the reporting period in which the adjustments are determined. Companies are no longer required to retroactively apply measurement period adjustments to the prior period. This update is effective for annual and interim periods beginning after December 15, 2016. We have early adopted this standard beginning in fiscal 2016. There was no material impact to the Consolidated Financial Statements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities," which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Comany is currently evaluating the impact of adopting this guidance.

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

In March 2016, the FASB issued ASU 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, "Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting." ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. 'The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

Overview of the three months ended March 31, 2016 and 2015

The following table shows the results of operations for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(Unaudited)	(Unaudited)	Change	Percent

Revenues	$9,562,296	$9,856,115	$(293,819)	-3.0%
Cost of revenue	6,468,859	6,446,411	22,448	0.3%
Gross profit	3,093,437	3,409,704	(316,267)	-9.3%
Gross profit margin	32%	35%	108%	311.1%

Operating expenses:
Selling	898,265	369,259	529,006	143.3%
General and administrative	2,887,108	3,053,644	(166,536)	-5.5%
Total operating expenses	3,785,373	3,422,903	362,470	10.6%

Loss from operations	(691,936)	(13,199)	(678,737)	5142.3%

Other income (expenses):
Interest income	50,569	37,715	12,854	34.1%
Other - net	(29,350)	13,015	(42,365)	-325.5%
Total other income (expenses)	21,219	50,730	(29,511)	-58.2%

Income (loss) before income taxes	(670,717)	37,531	(708,248)	-1887.1%
Income tax expense	3,199	129,629	(126,430)	-97.5%

Net income (loss)	(673,916)	(92,098)	(581,818)	631.7%
Net income attributable to the noncontrolling interests	(30,215)	188,568	(218,783)	-116.0%
Net income (loss) attributable to parent's shareholders	(643,701)	(280,666)	(363,035)	129.3%

Revenues

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan and People’s Republic of China (“PRC”). We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2016 and 2015, the revenue generated respectively from Taiwan and PRC is as follows:

Geographical Areas	Three months ended March 31, 2016	Three months ended March 31, 2015
PRC	$1,585,767	$1,245,575
Taiwan	7,976,529	8,610,540
Total	$9,562,296	$9,856,115

During the three months ended March 31, 2016, 83.42% and 16.58% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities (“CAE”) in PRC, respectively. During the three months ended March 31, 2015, 87.36% and 12.64% of our revenues in our unaudited consolidated financial statements were derived from our Taiwan Subsidiaries and CAE, respectively.

Total revenues decreased by $293,819, or 3.0%, from $9,856,115 for the three months ended March 31, 2015 to $9,562,296 for the three months ended March 31, 2016, which is mainly due to the decrease of the revenue in Taiwan for following reasons,

a)	The revenue of AIA International., Ltd Taiwan (“AIA”) decreased because other competitors launched the same product that AIA sold in Taiwan market.

b)	The revenue of TransGlobe Life Insurance Co., Ltd. (“TransGlobe”) decreased because the key products were substituted by other competitors.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended March 31, 2016 increased by $22,448 or 0.3%, to $6,468,859 compared to $6,446,411 for the three months ended March 31, 2015. The cost of revenue increased is mainly due to the increase of indirect commission cost, such as special allowance, high-performance awards, practicing bonus, etc.

The gross profit for the three months ended March 31, 2016 decreased by $316,267 or 9.3%, to $3,093,437 compared to $3,409,704 for the three months ended March 31, 2015. The gross profit ratio decreased to 32% for the three months ended March 31, 2016 from 35% for the three months ended March 31, 2015. The decrease was mainly because the bonuses and awards to subagents increased compared to the three months ended March 31, 2015.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended March 31, 2016 increased by $529,006 or 143.3%, to $898,265 compared to $369,259 for the three months ended March 31, 2015. The increase is mainly due to the advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended March 31, 2016, G&A expenses were $2,887,108, decreased by $166,536, or 5.5%, compared with $3,053,644 for the three month ended March 31, 2015, which mainly due to the rate of the business tax directly related to sales in Taiwan Subsidiaries decreased from 5% to 2% from March 2015.

Other income (expenses)

Net other income for the three months ended March 31, 2016 was $21,219 and the net other income for the three months ended March 31, 2015 was $50,730. Other income (expense) mainly consists of interest income, other income and loss on disposal of fixed assets. Compared with the three month ended March 31, 2015, net other income decreased due to the increase of the non-operating expenses.

Income tax

For the three months ended March 31, 2016, the income tax expense was $3,199, decreased by $126,430, or 97.5%, compared with $129,629 for the three months ended March 31, 2015. The decrease was mainly due to the decreased income before income tax for the three months ended March 31, 2016 compared to that for the three months ended March 31, 2015.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, net cash used in financing activities and net cash used in financing activities for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by (used in) operating activities	$329,985	$(862,930)	1,192,915	-138%
Net cash used in investing activities	(451,385)	(210,145)	(241,240)	115%
Net cash used in financing activities	(639,020)	(286,064)	(352,956)	(123%)

Operating activities

Net cash provided by operating activities during three months ended March 31, 2016 was $329,985, significantly increased in comparison with $862,930, net cash used in operating activities during three months ended March 31, 2015. The increase was mainly due to the increased accounts receivable and other current assets.

Investing activities

Net cash used in investing activities was $451,385 during the three months ended March 31, 2016, which is mainly due to purchase of office equipment and intangible assets during the period. The net cash used in investing activities was $210,145 for the three months ended March 31, 2015, which is mainly due to same reasons as 2016.

Financing activities

Net cash used in financing activities was $639,020 during the three months ended March 31, 2016, which is the result of repayment for the borrowings from the Company’s related parties. The net cash used in financing activities was $286,064 for the three months ended March 31, 2015, which is mainly due to same reasons as 2016.

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

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with CU Hong Kong.

Under the Company Loan Agreement, AHFL agreed to provide a loan to CU Hong Kong with the principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such was ten years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of CU Hong Kong on August 30, 2013.

In August 2013, CU Hong Kong entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from CU Hong Kong for their investment in Anhou and CU Hong Kong agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such loans was ten years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and CU Hong Kong may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fail to repay the loan in currency to CU Hong Kong.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loans

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

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NT$20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest were due on June 30, 2016. Majority of Multiple Capital Enterprise shareholder are the Company’s management level. The entire loan and interest amount of $598,905 (NT$20,014,795) have been paid off on January 12, 2016.

Except for the two aforementioned loans, the loans arose from Due to related parties bore no interest and were payable on demand.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Due to Mr. Mao (Principal Shareholder of the Company)	$314,666	$297,414
Due to Xude Investment (Owned by Mr. Chwan Hau Li)	32,397	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,147	2,133
Due to Ms. Lee (Director of CUIS)	831	826
Due to Multiple Capital Enterprise	-	608,941
Due to other shareholders	-	4,395
Total	$350,041	$945,932

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2016 and 2015 were $507,460 and $410,459 respectively. On March 31, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended March 31, 2017	$1,794,846
Twelve months ended March 31, 2018	1,184,502
Twelve months ended March 31, 2019	684,686
Twelve months ended March 31, 2020	22,471
Twelve months ended March 31, 2021	13,631
Thereafter	-
Total	$3,700,136

 Genius Acquisition Agreement

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

The following table summarizes what the results of operations of the Company would have been on a pro forma basis for the three months ended March 31, 2016, if the Put Option has not been exercised on March 31, 2015. These results do not purport to represent what the results of operations for the Company would have actually been or to be indicative of the future results of operations of the Company.

Three Months Ended March 31, 2016
Net loss attributable to the noncontrolling interests	$(32,123)
Net loss attributable to parent’s shareholders	(641,793)
Other comprehensive items
Foreign currency translation gain	152,571
Other comprehensive income attributable to parent's shareholders	150,678
Other comprehensive items attributable to noncontrolling interest	160,574
Comprehensive loss attributable to parent’s shareholders	(490,815)
Comprehensive income attributable to noncontrolling interest	128,451

AHFL Acquisition Agreement

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

The Company conducts all of its Taiwanese operations indirectly through its subsidiary AHFL and the revenues from such Taiwanese operations represented approximately 90% of our total revenues in our consolidated financial statements for the year ended December 31, 2015 and the quarter ended March 31, 2016, and such operations were also the source of all of our profits in 2015. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NT$22.5 million (US$312,617), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. It appears quite unlikely that the Company will be able to list its shares in a major capital market with proceeds of at least US$10,000,000 prior to June 30, 2016. As a result, it appears likely that the former shareholders of AHFL will have the right to unwind the acquisition of AHFL by the Company, in which case the Company would lose all of its Taiwan operations, which are currently the source of nearly all of its revenues and profits. If the Company fails to meet any of the criteria stated above and reach new agreement with such former shareholders of AHFL, and the shareholders of AHFL exercise their right to unwind the Acquisition of AHFL by CUIS, the business and financial prospects of the Company will be severely negatively affected.

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

Interest Rate Sensitivity

As of March 31, 2016, we had cash of RMB 13 million, approximately $2 million, and NT$582 million, approximately $18 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended March 31, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year period ended December 31, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

On April 20, 2016, AHFL entered into a Professional Consulting Service Agreement (the “Consulting Agreement”) with Farglory Life Insurance Co., Ltd. (“Farglory”), pursuant to which, AHFL shall provide Farglory certain research and analysis as well as advice on insurance broker and agent channel development, including, without limitation, compatibility assessment on cooperative partners, strategic advice on channel products, improvement on sales performance and quality of channel and strategic planning on channel marketing, in exchange for an aggregate service fee in the amount of NT$20 million for the 5 years commencing from May 1, 2016 and ending on April 30, 2021, with NT$4 million payable on an annual basis; provided that such prepaid service fee shall be refunded to Farglory at the end of the term or upon early termination, subsequent to deduction of various cost and expenses actually incurred (prior written approval of Farglory is required).

The Consulting Agreement is included as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is the legal document that governs the terms of the cooperation described therein and the other actions contemplated by the Consulting Agreement. The foregoing description of the cooperation does not purport to be complete and is qualified in its entirety by reference to the complete text of the Consulting Agreement, which is filed as Exhibit 10.1 hereto, and incorporated herein by reference.

Amendment to the Chao Agreement

On January 7, 2013, Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992, whose 100% of the issued and outstanding shares is held by Law Enterprise Co., Ltd. (“Law Enterprise”) entered into an employment agreement with Hui-Hsien Chao (the “Chao Agreement”). Action Holding Financial Limited (“AHFL”), a BVI company, holds 65.95% of the issued and outstanding shares of Law Enterprise and China United Insurance Service, Inc. (“CUIS” or the “Company”) holds 100% of the issued and outstanding shares of AHFL.

Pursuant to the Chao Agreement, Hui-Hsien Chao serves as General Manager of Law Broker. The original term of the Chao Agreement was from January 7, 2013 to January 6, 2015. On January 7, 2015, the Chao Agreement was renewed and the term was extended to January 6, 2016. On December 29, 2015, the Chao Agreement was renewed and the term was extended to December 28, 2018 (the “2015 Chao Agreement”).

On May 10, 2016, Law Broker and Hui-Hsien Chao entered into a new engagement agreement (the “2016 Chao Agreement”), which replaced the 2015 Chao Agreement. Pursuant to the 2016 Chao Agreement, Ms. Chao is entitled to a monthly salary in the amount of $6,215(NT$200,000) together with certain other annual remuneration, calculated as progressive percentage on commissions achieved and subject to the satisfaction of the threshold 13-month and 25-month persistency ratio. Ms. Chao is subject to a non-compete which prohibits her from competing with Law Broker during the term of the Chao Agreement within the territories of ROC. The term of the employment is from December 29, 2015 to December 28, 2018. The 2016 Chao Agreement shall be terminated upon the expiration. In addition, Ms. Chao and Law Broker may terminate the Chao Agreement for enumerated reasons listed therein.

The 2016 Chao Agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and its terms are incorporated herein by reference.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description of Exhibit

10.1	Professional Consulting Service Agreement dated April 20, 2016 between Farglory Life Insurance Co., Ltd. and AHFL
10.2	Engagement Agreement dated May 9, 2016 between Chao Hui-Hsien and Law Insurance Broker Co., Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*The certifications attached as Exhibits 32.1 and 32.2 accompany this quarterly report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, and shall not be deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China United Insurance Service, Inc.

Date: May 10, 2016	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2016	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)