Form 10-Q
period 2016-06-30
China United Insurance Service, Inc.
filed 2016-08-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐  No ☒

As of August 5, 2016, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

Our business is conducted in Taiwan, Hong Kong and China using NTD, the currency of Taiwan, HKD, the currency of Hong Kong and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD” or “$”).  In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.  These dollar references are based on the exchange rate of NTD, HKD and RMB to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

4

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$24,821,244	$20,831,824
Marketable securities	2,418,804	2,369,082
Accounts receivable, net	6,029,877	9,630,993
Other current assets	528,185	1,055,015
Total current assets	33,798,110	33,886,914

Property, plant and equipment, net	917,668	918,798
Intangible assets	785,262	468,779
Goodwill	2,071,491	2,071,491
Long-term Investment	1,289,238	1,264,611
Other assets	768,632	791,223
TOTAL ASSETS	$39,630,401	$39,401,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$1,490,656	$1,521,962
Short-term loans	-	222,235
Due to related parties	359,181	945,932
Other current liabilities	9,021,116	10,870,750
Total current liabilities	10,870,953	13,560,879

Convertible bonds	200,000	-
Long-term loan	150,526	-
Long-term liabilities	7,219,595	6,594,530
TOTAL LIABILITIES	18,441,074	20,155,409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,157,512	8,157,512
Statutory Reserves	2,967,390	2,385,327
Retained earnings	2,056,894	1,808,665
Accumulated other comprehensive gain/(loss)	(562,897)	(680,133)
Stockholders’ equity attribute to parent’s shareholders	12,619,204	11,671,676
Noncontrolling interest	8,570,123	7,574,731
TOTAL STOCKHOLDERS’ EQUITY	21,189,327	19,246,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,630,401	$39,401,816

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Revenue	$18,775,472	$14,257,517	$28,337,768	$24,113,632
Cost of revenue	12,181,427	9,935,340	18,650,286	16,381,751

Gross profit	6,594,045	4,322,177	9,687,482	7,731,881

Operating expenses:
Selling	566,445	245,301	1,464,710	614,560
General and administrative	3,089,233	2,921,799	5,976,341	5,975,443
Total operating expense	3,655,678	3,167,100	7,441,051	6,590,003

Income from operations	2,938,367	1,155,077	2,246,431	1,141,878

Other income (expenses):
Interest income	54,353	59,198	106,109	96,913
Interest expenses	(8,377)	-	(9,564)	(290)
Dividend income	268,889	-	268,889	-
Other - net	(38,002)	229,418	(67,352)	242,723
Total other income	276,863	288,616	298,082	339,346

Income before income taxes	3,215,230	1,443,693	2,544,513	1,481,224
Income tax expense	875,304	489,530	878,503	619,159

Net income	2,339,926	954,163	1,666,010	862,065
Net income attributable to the noncontrolling interests	865,940	384,620	835,725	573,188
Net income attributable to parent’s shareholders	1,473,986	569,543	830,285	288,877

Other comprehensive items
Foreign currency translation gain (loss)	(46,276)	59,634	117,236	154,310
Other	-	-	(1,593)	-
Other comprehensive income(loss) attributable to parent’s shareholder	(46,276)	59,634	115,643	154,310
Other comprehensive items attributable to noncontrolling interest	10,034	59,336	159,667	168,066

Comprehensive income attributable to parent’s shareholders	$1,427,710	$629,177	945,928	$443,187

Comprehensive income attributable to noncontrolling interest	$875,974	$443,956	995,392	$741,254

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,452,669	29,277,559
Diluted	30,455,037	30,452,669	30,453,847	30,277,559

Income per share:
Basic	$0.050	$0.019	0.028	$0.010
Diluted	$0.048	$0.019	0.027	$0.010

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2016	2015

Cash flows from operating activities:
Net income	$1,666,010	$862,065
Adjustments to reconcile net income to net cash
Depreciation and amortization	303,129	216,627
Gain on valuation of financial assets	(3,529)	(12,742)
Loss (Gain) on disposal of fixed assets	23,555	34,489
Change in deferred tax liabilities	(3,154)	(26,645)
Changes in operating assets and liabilities:
Accounts receivable	3,695,556	3,204,365
Other current assets	528,566	(663,712)
Other assets	25,627	(199,482)
Tax payable	(54,050)	48,143
Other current liabilities	(1,976,011)	(1,636,868)
Long-term liabilities	488,888	-
Net cash provided by operating activities	4,694,587	1,826,240

Cash flows from investing activities:
Cash from acquisition	-	323
Purchase of property, plant and equipment	(269,329)	(163,944)
Purchase of intangible assets	(352,745)	(29,217)
Net cash used in investing activities	(622,074)	(192,838)

Cash flows from financing activities:
Proceeds from related party borrowing	26,516	96,232
Repayment to related parties	(610,063)	(315,720)
Proceeds from third party borrowing	353,014	-
Repayment to loans	(222,778)	-
Net cash used in financing activities	(453,311)	(219,488)

Foreign currency translation	370,218	422,254
Net increase in cash and cash equivalents	3,989,420	1,836,168

Cash and cash equivalents, beginning balance	20,831,824	19,571,799
Cash and cash equivalents, ending balance	$24,821,244	$21,407,967

SUPPLEMENTARY DISCLOSURE:

Interest paid	$9,305	$290
Income tax paid	$1,002,852	$504,227

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$-	$3,482,923

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United” or “CUIS”) is a Delaware corporation organized on June 4, 2010 by Yi Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“ZLI Holdings”) to be quoted on the United States Over the Counter Bulletin Board.

The corporate structure as of June 30, 2016 is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

Translation Adjustment

The Company’s financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries are NTD, RMB and HKD. Transactions in foreign currencies are initially recorded at the functional currency rate prevailing at the date of transaction. Any differences between the initially recorded amount and the settlement amount are recorded as a gain or loss on foreign currency transaction in the consolidated statements of operations. Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the statements of operations.

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements in accordance with ASC 830, Foreign Currency Matters, are as follows:

	Average Rate for the six months ended June 30,
	2016		2015
Taiwan dollar (NTD)	NTD	32.72730	NTD	31.17050
China yuan (RMB)	RMB	6.53536	RMB	6.11280
Hong Kong dollar (HKD)	HKD	7.76695	HKD	7.75350
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at June 30,
	2016		2015
Taiwan dollar (NTD)	NTD	32.21650	NTD	30.92230
China yuan (RMB)	RMB	6.64335	RMB	6.08880
Hong Kong dollar (HKD)	HKD	7.75859	HKD	7.75220
United States dollar ($)		$1.00000		$1.00000

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of June 30, 2016, approximately $1,470,000 of the Company’s cash and equivalents held by financial institutions was insured, and the remaining balance of approximately $23,350,000 was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2016 and 2015, the Company’s revenue from sale of insurance policies underwritten by these companies were:

	Three months ended June 30,
	2016				2015
	Amount		% of Total Revenue		Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$6,435,768		34%		$4,790,664		34%
Taiwan Life Insurance Co., Ltd.	2,422,083		13%		(*	)	(*	)
Fubon Life Insurance Co., Ltd.	(*	)	(*	)	1,825,803		13%
CTBC Life Insurance Co., Ltd.	(*	)	(*	)	(*	)	(*	)

(*)	Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

For the six months ended June 30, 2016 and 2015, the Company’s revenue from sale of insurance policies underwritten by these companies were:

	Six months ended June 30,
	2016			2015
	Amount		% of Total Revenue	Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$8,677,893		31%	$7,008,515		29%
Taiwan Life Insurance Co., Ltd.	3,320,744		12%	(*	)	(* )
Fubon Life Insurance Co., Ltd.	3,156,511		11%	3,101,521		13%
CTBC Life Insurance Co., Ltd.	(*	)	(* )	2,418,140		10%

(*)	Revenue for the six months ended had not exceeded 10% or more of the consolidated revenue.

As of June 30, 2016 and December 31, 2015, the Company’s accounts receivable from these companies were:

	June 30, 2016				December 31, 2015
	Amount		% of Total Accounts Receivable		Amount		% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$2,081,382		35%		$3,689,404		43%
Taiwan Life Insurance Co., Ltd.	(**	)	(**	)	(**	)	(** )
Fubon Life Insurance Co., Ltd	(**	)	(**	)	990,327		11%
CTBC Life Insurance Co., Ltd	(**	)	(**	)	994,978		11%

(**)	Accounts receivable for the year ended had not exceeded 10% or more of the consolidated accounts receivable.

The Company’s operations are in the People’s Republic of China (PRC), Taiwan and Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Taiwan and Hong Kong, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, Taiwan and Hong Kong, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will be effective for the Company, but will not cause a material impact on the Company’s financial condition or the results of the Company’s operations.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ‘The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

NOTE 3 – CASH AND EQUIVALENTS

As of June 30, 2016 and December 31, 2015, our cash and equivalents primarily consisted of cash and certificates of deposits. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	June 30, 2016
	Fair Value at December 31, 2015	Gross Unrealized Gains (Losses)	Total Fair Value
Level 1 securities:
Stocks	$28,863	$153	$29,016
Funds	2,340,219	49,569	2,389,788
	$2,369,082	$49,722	$2,418,804

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$585	$28,863
Funds	2,408,728	(68,509)	2,340,219
	$2,437,006	$(67,924)	$2,369,082

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Prepaid expenses	$220,628	$603,557
Current assets associated with discontinued operations	-	224,140
Prepaid rent and rent deposit	194,382	133,179
Other receivable	65,280	86,539
Interest receivable	20,715	-
Deferred tax assets	18,408	-
Refundable business tax	6,409	7,600
Other	2,363	-
Total other current assets	$528,185	$1,055,015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Office Equipment	$1,030,218	$1,080,621
Office Furniture	217,849	125,746
Leasehold improvements	524,726	511,874
Transportation equipment	82,458	84,398
Other equipment	100,979	97,996
Total	1,956,230	1,900,635
Less: accumulated depreciation	(1,038,562)	(981,837)
Total property, plant and equipment, net	$917,668	$918,798

NOTE 7 – INTANGIBLE ASSETS

As of June 30, 2016 and December 31, 2015, the Company’s intangible assets consisted the following:

	June 30, 2016	December 31, 2015
Software	$1,347,265	$780,355
Less: accumulated amortization	(562,003)	(311,576)
Total intangible assets	$785,262	$468,779

Estimated future intangible amortization as of June 30, 2016 is as follows:

Years ending June 30,	Amount
2017	$210,782
2018	165,531
2019	165,531
2020	151,278
2021	83,367
Thereafter	8,773
Total	$785,262

The Company reclassified amount of $175,842 and $89,298 from property, plant and equipment and accumulated depreciation to intangible assets and accumulated amortization, respectively, in January 2016.

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of June 30, 2016, there were no indications of the impairment of the goodwill.

(2) Acquisition of GHFL

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the selling shareholder (Mr. Chwan Hau Li, the director of the Company) of Genius Holdings Financial Limited ( “GHFL”), a company with limited liability incorporated under the laws of British Virgin Islands, to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with an granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. The Option has been exercised by the selling shareholder on March 31, 2015. The total fair value of AHFL 352,166 shares ($1,771,395) and CUIS 352,166 option ($1,711,562) at acquisition date was $3,482,957. The Company recorded $2,039,840 excess of purchase price as goodwill. As of June 30, 2016, there were no indications of the impairment of the goodwill.

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

As of June 30, 2016 and December 31, 2015, the Company’s long-term investment consisted the following:

	June 30, 2016	December 31, 2015
Equity Investment Co., Ltd	$1,193,019	$1,170,230
Government Bonds	96,219	94,381
Total	$1,289,238	$1,264,611

As of June 30, 2016 and December 31, 2015, the Company had the following long-term investment in equity:

Type	Investee	June 30, 2016 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,193,019

Type	Investee	December 31, 2015 Investment Ownership	Amount
Cost	Genius Insurance Broker Co., Ltd	15.64%	$1,170,230

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	June 30, 2016
		Gross
	Fair Value at	Unrealized	Total
	December 31, 2015	Gains (Losses)	Fair Value
Government bonds	94,381	1,838	96,219
	$94,381	$1,838	$96,219

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	93,089	1,292	94,381
	$93,089	$1,292	$94,381

NOTE 10 – OTHER ASSETS

The Company’s other assets consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Rental deposits	$428,209	$401,920
Restricted cash	228,048	231,100
Prepayments	110,916	156,772
Other	1,459	1,431
Total other assets	$768,632	$791,223

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

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
PRC Tax	$150,017	$99,505
Taiwan Tax	1,340,639	1,422,457
Total tax payable	$1,490,656	$1,521,962

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and Consolidated Affiliated Entities (“CAE”) in the PRC. Taiwan tax represents income tax accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Both will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Commissions payable to sub-agents	$6,132,164	$6,644,989
Accrued bonus	414,140	1,050,411
Refund to AIATW	-	502,532
Accrued tax penalties	370,000	370,000
Accrued business tax	283,951	326,954
Withholding employee personal tax	355,005	295,989
Salary payable to administrative staff	121,518	229,624
Due to previous shareholders of AHFL	698,400	685,059
Accrued advertisement fee	131,379	151,535
Accrued labor, health insurance and employee retirement plan	85,629	84,138
Unearned revenue - current	124,160	-
Deferred tax liabilities	-	3,143
Other accrued liabilities	304,770	526,376
Total other current liabilities	$9,021,116	$10,870,750

Commissions payable to sub-agents, salaries payable to administrative staff, accrued bonus, and accrued advertisement fee are usually settled within 12 months. Refund to AIATW is described in Note 14. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to local tax bureau within one month. The amount due to previous shareholders of AHFL is the remaining balance of the acquisition cost. Other accrued liabilities are mainly for operating expenses payable, such as training and travelling.

NOTE 13 – SHORT TERM LOANS

	June 30, 2016	December 31, 2015
Loan A, interest at 1.5%, maturity date December 31, 2016	$-	$70,000
Loan B, interest at 1.5%, maturity date December 31, 2016	-	152,235
Total short term loans	$-	$222,235

On October 12, 2015, the Company entered into a loan agreement (“Loan A”) with Zhengxiong Huang. The Short-term Loan Agreement provided for a $70,000 loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with the same conditions. The entire amount of this Loan A and interest expenses were paid off in May 2016.

On December 3, 2015, the Company entered into a loan agreement (“Loan B”) with Yuzhen Chen. The Short-term Loan Agreement provided for a $152,235 (NTD 5,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with the same conditions. On January 13, 2016, the Company paid an amount of $46,582 (NTD 1,500,000) back. The entire amount of this Loan B and interest expenses were paid off in May 2016.

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Unearned revenue – AIATW	6,722,955	6,594,530
Unearned revenue – Farglory	496,640	-
Total other long-term liabilities	$7,219,595	$6,594,530

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL the Execution Fee of $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee when the performance targets are not met were revised. On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. The purpose of the Strategic Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan through insurance agency companies or insurance brokerage companies. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

AHFL refunded the amounts of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from June 10, 2013 to September 30, 2014. AHFL did not book any short-term unearned revenue since the Strategic Alliance Agreement will end on December 31, 2021 and the performance will calculate then to determine how much revenue AHFL can book accordingly, and the Company booked the whole $6,722,955 as long-term liabilities.

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (Farglory). AHFL is going to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. The Company has not yet booked any revenue because the Company has not provided any service yet. As of June 30, 2016, the Company had long-term liabilities and current liabilities amounts of $496,640 and $124,160, respectively, related to this Service Agreement.

NOTE 15 – COVERTIBLE BONDS

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion. The amount of the value of beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. Many of the conversion features embedded in the Company’s notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of common stock to be issued. In these cases, the Company record the embedded conversion feature as a derivate instrument, at fair value. The embedded conversion features are recorded as discounts when the notes become convertible. The excess of fair value of the embedded conversion feature over the carrying value of the debt is recorded as an immediate charge to operations. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts relating to the initial recording of the derivatives or beneficial conversion features will be amortized over the terms of the convertible bonds.

The Company intends to issue the convertible bonds during the period commencing on June 23, 2016 and ending on September 30, 2016 with an aggregate principal amount of up to $10,000,000. The convertible bonds shall be sold in units, with each unit being $100,000 in principal amount. The Company will not make any offers or sales of the convertible bonds to U.S. persons and there will be no directed selling efforts in the United States. The bonds will not be convertible until two years from the issuance date and with an annual interest rate of 6% payable on a quarterly basis. The purchaser of the convertible bonds may cause the company to redeem the convertible bonds before the end of the term, subject to certain penalties depending on the holding period of the convertible bonds when redeemed. Upon the expiration of the term of the convertible bond, the bond holder may, in its sole discretion, choose to collect the payment of full principal amount of the convertible bond together with any interest accrued or convert the convertible bond into common shares of the Company at the conversion price. The conversion price shall be the product of (i) the average closing trading price for the 10 business days immediately prior to the conversion date times (ii) 80%.

On June 23, 2016, the Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of June 30, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds.

NOTE 16 – LONG-TERM LOAN

	June 30, 2016	December 31, 2015
Loan C, interest at 8%, maturity date May 15, 2019	$150,526	$-
Total short term loans	$150,526	$-

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $150,526 loan to the Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

NOTE 17 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of June 30, 2016. The Series A Stock has the following rights and preferences:

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

NOTE 18 – STATUTORY RESERVES

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

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of their net profit, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve as they have accumulated losses.

NOTE 19 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non-controlling Interest	As of December 31, 2015	Acquisition and Increase Investment (Fair Value)	Adjustments / Net Income of Non-controlling Interest	Discontinued	As of June 30, 2016
Law Enterprise	34.05%	$199,699	$-	$65,907	$-	$265,606
Law Broker	34.05%	7,197,128	-	981,262	-	8,178,390
PFAL	49.00%	206,098	-	(8,032)	-	198,066
MKI	49.00%	(1,065)	-	(504)	-	(1,569)
PATaiwan	49.00%	(26,292)	-	(43,035)	-	(69,327)
PMC Nanjing	49.00%	(837)	-	(206)	-	(1,043)
Total		$7,574,731	$-	$995,392	$-	$8,570,123

Name of Affiliate	% of Non-controlling Interest	As of December 31, 2014	Acquisition and Increase Investment (Fair Value)	Adjustment / Net Income of Non-controlling Interest	Discontinued	As of December 31, 2015
Law Enterprise	34.05%	$882,327	$-	$(682,628)	$-	$199,699
Law Broker	34.05%	5,471,140	-	1,725,988	-	7,197,128
Law Agent	36.69%	24,689	-	(1,033)	(23,656)	-
Risk Management	35.47%	(91,809)	-	22,309	69,500	-
PFAL	49.00%	97,080	-	109,018	-	206,098
MKI	49.00%	-	-	(1,065)	-	(1,065)
PATaiwan	49.00%	-	-	(26,292)	-	(26,292)
PMC Nanjing	49.00%	-	-	(837)	-	(837)
Total		$6,383,427	$-	$1,145,460	$45,844	$7,574,731

NOTE 20 – INCOME TAX

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
US statutory rate	34%	34%
Tax rate difference	(19)%	(21)%
Tax base difference	1%	-%
Loss in subsidiaries	3%	(10)%
Un-deductible and non-taxable items	8%	31%
Tax per financial statements	27%	34%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended June 30, 2016 and 2015:

	June 30, 2016	June 30, 2015
US statutory rate	34%	34%
Tax rate difference	(22)%	(24)%
Tax base difference	3%	-%
Loss in subsidiaries	11%	(22)%
Un-deductible and non-taxable items	9%	54%
Tax per financial statements	35%	42%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 21 – RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. Chwanhau Li (the director of the Company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 8 (2)).

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Due to Mr. Mao (Principal Shareholder of the Company)	$322,833	$297,414
Due to Xude Investment (Owned by Mr. ChwanHau Li)	32,393	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,084	2,133
Due to Ms. Lee (Director of CUIS)	807	826
Due to Yuli Broker (Owned by Ms. Lee – Director of CUIS)	532	-
Due to Yuli Investment (Owned by Ms. Lee – Director of CUIS)	532	-
Due to Multiple Capital Enterprise	-	608,941
Due to other shareholders	-	4,395
Total	$359,181	$945,932

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Shu-Fen Lee (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The entire loan and interest amount of $314,928 (NTD10,009,041) have been paid off on January 14, 2015.

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement”) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NTD20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on June 30, 2016. Majority of Multiple Capital Enterprise shareholders are the Company’s management level. The entire loan and interest amount of $598,905 (NTD20,014,795) have been paid off on January 12, 2016.

Except for the two aforementioned loans, the loans due to related parties bore no interest and were payable on demand.

NOTE 22 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended June 30, 2016 and 2015 were $523,874 and $471,894 respectively. Rental expenses for the six months ended June 30, 2016 and 2015 were $1,031,335 and $882,353 respectively. On June 30, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended June 30, 2017	$2,036,873
Twelve months ended June 30, 2018	1,384,413
Twelve months ended June 30, 2019	736,768
Twelve months ended June 30, 2020	93,617
Twelve months ended June 30, 2021	13,640
Thereafter	-
Total	$4,265,311

Acquisition Agreement – GHFL

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Chwan-Hau Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least $10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised.

On August 8, 2016, the Company and AHFL entered into an Amendment 3 to the Genuis Acquisition Agreement (the "Third Genius Amendment") with Mr. Li, pursuant to which, the Genius Amendment is terminated with immediate effect on August 8, 2016. As a result, the selling shareholder is no longer entitled to revoke the exercised Put Option right set forth in Secion 2.8 as of the Put Option had never been exercised.

Acquisition Agreement – AHFL

On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least $10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NTD22.5 million (approximately $676,466), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened.

On August 8, 2016, the Company and the selling shareholders of AHFL entered into a fourth Amendment to the Acquisition Agreement (the "Fourth Amendment"), pursuant to which: (A) the Third Amendment is terminated with immediate effect on August 8, 2016, and (B) Sections 2.2 (iii) and (iv) of the Acquisition Agreement are amended and restated so that the Company is now obligated to: (iii) pay NTD15 million ($475,406) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on or prior to March 31, 2017 or at any other time or in any other manner otherwise agreed upon by and among the Parties; and (iv) pay NTD 4,830,514 ($153,097) to the Selling Shareholders in the amounts set fourth opposite each Selling Shareholder's name on Schedule I on July 21, 2016. Unless amended by the Fourth Amendment, any other provision of the Acquisition Agreement shall remain unchanged. On July 21, 2016, the Company arranged for the payment of NTD4,830,514 ($153,097) to the Selling Shareholders. As a result, the former shareholders of AHFL no longer have the right to unwind the acquisition of AHFL by the Company.

NOTE 23 – DISCONTINUED OPERATION

In the fourth quarter of 2014, the shareholders of the Risk Management and Law Agent made the resolution to dissolve Risk Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Risk Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abiding by the law in Taiwan, the liquidator was appointed by the shareholders of the Risk Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Risk Management and Law Agent completed the process of liquidation in April 2016.

Risk Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The Total Assets and Total Liabilities of Risk Management as of June 30, 2016 and December 31, 2015 are as follows:

	As of June 30, 2016	As of December 31, 2015
Total Assets (including cash)	-	224,140
Total Liabilities	-	4,834

The combined Revenue, Net Loss and EPS of Risk Management and Law Agent for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Revenue	-	-
Net Income (Loss)	-	(2,257)
EPS	-	-

NOTE 24 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE

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

The functional currency for the subsidiaries in Taiwan is NTD and the functional currency for the subsidiaries and VIEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NTD and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 25 – GEOGRAPHICAL DATA

The geographical distribution of the Company’s financial information for the three months and six months ended June 30, 2016 and 2015 were as follows:

Geographical Areas	Three months ended June 30, 2016	Three months ended June 30, 2015
Revenue
Taiwan	$16,444,722	$12,574,878
PRC	2,317,692	1,653,243
Hong Kong	34,884	29,396
Elimination adjustment	(21,826)	-
Total Revenue	$18,775,472	$14,257,517

Income (loss) from operations
Taiwan	$3,208,415	$1,447,194
PRC	(291,101)	(278,543)
Hong Kong	(11,783)	(21,881)
Elimination adjustment	32,836	8,307
Total Income (loss) from operations	$2,938,367	$1,155,077

Income (loss) before income tax
Taiwan	$3,520,211	$1,735,654
PRC	(290,170)	(280,571)
Hong Kong	(17,360)	(7,524)
Elimination adjustment	2,549	(3,866)
Total Income (loss) before income tax	$3,215,230	$1,443,693

Net income (loss)
Taiwan	$2,644,909	$1,235,079
PRC	(290,172)	(281,291)
Hong Kong	(17,360)	(7,524)
Elimination adjustment	2,549	7,899
Total net income (loss)	$2,339,926	$954,163

Geographical Areas	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenue
Taiwan	$24,378,550	$21,185,418
PRC	3,903,459	2,897,362
Hong Kong	77,585	30,852
Elimination adjustment	(21,826)	-
Total Revenue	$28,337,768	$24,113,632

Income (loss) from operations
Taiwan	$2,887,954	$1,947,050
PRC	(689,560)	(747,131)
Hong Kong	(14,313)	(66,348)
Elimination adjustment	62,350	8,307
Total Income (loss) from operations	$2,246,431	$1,141,878

Income (loss) before income tax
Taiwan	$3,255,089	$2,277,511
PRC	(689,799)	(740,431)
Hong Kong	(24,663)	(51,990)
Elimination adjustment	3,886	(3,866)
Total Income (loss) before income tax	$2,544,513	$1,481,224

Net income (loss)
Taiwan	$2,379,700	$1,648,549
PRC	(692,913)	(742,393)
Hong Kong	(24,663)	(51,990)
Elimination adjustment	3,886	7,899
Total net income (loss)	$1,666,010	$862,065

NOTE 26 – LOAN TO SHAREHOLDERS

Anhou Registered Capital Increase

On April 27, 2013, China Insurance Regulatory Commission mandated any insurance agency have a minimum registered capital requirement of RMB50 million (approximately $8 million). At the time, Anhou, a professional insurance agency with a PRC nationwide license, had a registered capital of RMB10 million (approximately $1.6 million). To better implement its expansion strategies, Anhou intends to increase its registered capital to RMB50 million so that it can set up new branches in any province beyond its current operations in Mainland China.

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

On October 20, 2013, the Investor Borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 27 – SUBSEQUENT EVENTS

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan D”) with third party Guowei Hu. The long-term Loan Agreement provided for a $115,905 loan to the Company. The long-term Loan D bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

On August 8, 2016, the Company and the selling shareholders of AHFL entered into a fourth Amendment to the Acquisition Agreement. (Please see detail in Note 22 Acquisition Agreement-AHFL)

On August 8, 2016, the Company and AHFL entered into an Amendment 3 to the Genius Acquisition Agreement with Mr. Chwan-Hau Li. (Please see detail in Note 22 Acquisition Agreement – GHFL)

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and People’s Republic of China (“PRC”).The Company also provides reinsurance brokerage services and insurance consulting services in Hong Kong and Taiwan. The percentage of reinsurance brokerage services and insurance consulting services is less than 1% of our total revenue. The insurance products that the Company’s subsidiaries sell are underwritten by some of leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total net revenue from Taiwan life insurance products were 80.53% and 82.18% of total net revenue for the six months ended June 30, 2016 and 2015, respectively. Total net revenue from PRC life insurance products were 12.84% and 11.29% of total net revenue for the six month ended June 30, 2016 and 2015, respectively.

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

Taiwan subsidiary commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenue from Taiwan property and casualty insurance products were 5.42% and 5.68% of total net revenue for the six months ending June 30, 2016 and 2015, respectively. Consolidated Affiliated Entities (“CAE”) in PRC commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenue from PRC property and casualty insurance products were 0.94% and 0.85% of total net revenue for the six months ending June 30, 2016 and 2015, respectively.

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

Long-term investment

The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities”, and Investments – Debt and Equity Securities are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Convertible bonds

Convertible debt is accounted for under the guidelines established by ASC 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion. The amount of the value of beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. Many of the conversion features embedded in the Company’s notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of shares of common stock to be issued. In these cases, the Company records the embedded conversion feature as a derivative instrument, at fair value. The embedded conversion features are recorded as discounts when the notes become convertible. The excess of fair value of the embedded conversion feature over the carrying value of the debt is recorded as an immediate charge to operations. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts relating to the initial recording of the derivatives or beneficial conversion features will be amortized over the terms of the convertible bonds.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, “Balance Sheet Classification of Deferred Taxes”. The new guidance requires that all deferred tax assets and liabilities, along with any related valuation allowance, be classified as noncurrent on the balance sheet. This update is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. ASU 2015-17 will be effective for the Company, but will not cause a material impact on the Company’s financial condition or the results of the Company’s operations.

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

In March 2016, the FASB issued ASU No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ‘The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

Overview of the three months ended June 30, 2016 and 2015

The following table shows the results of operations for the three months ended June 30, 2016 and 2015:

	Three Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$18,775,472	$14,257,517	$4,517,955	31.7%
Cost of revenue	12,181,427	9,935,340	2,246,087	22.6%
Gross profit	6,594,045	4,322,177	2,271,868	52.6%
Gross profit margin	35%	30%	50%	166%

Operating expenses:
Selling	566,445	245,301	321,144	130.9%
General and administrative	3,089,233	2,921,799	167,434	5.7%
Total operating expenses	3,655,678	3,167,100	488,578	15.4%

Income from operations	2,938,367	1,155,077	1,783,290	154.4%

Other income (expenses):
Interest income	54,353	59,198	(4,845)	-8.2%
Interest expenses	(8,377)	-	(8,377)	-100%
Dividend income	268,889	-	268,889	100%
Other - net	(38,002)	229,418	(267,420)	-116.6%
Total other income	276,863	288,616	(11,753)	-4.1%

Income before income taxes	3,215,230	1,443,693	1,771,537	122.7%
Income tax expense	875,304	489,530	385,774	78.8%

Net income	2,339,926	954,163	1,385,763	145.2%
Net income attributable to the noncontrolling interests	865,940	384,620	481,320	125.1%
Net income attributable to parent’s shareholders	1,473,986	569,543	904,443	158.8%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended June 30, 2016 and 2015, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended June 30, 2016	Three months ended June 30, 2015
Revenue
Taiwan	$16,444,722	$12,574,878
PRC	2,317,692	1,653,243
Hong Kong	34,884	29,396
Elimination adjustment	(21,826)	-
Total Revenue	$18,775,472	$14,257,517

During the three months ended June 30, 2016, 87.6%,12.3% and 0.1% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended June 30, 2015, 88.2%, 11.6% and 0.2% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the three months ended June 30, 2016 and 2015 were relatively consistent.

Total revenue increased by $4,517,955, or 31.7%, from $14,257,517 for the three months ended June 30, 2015 to $18,775,472 for the three months ended June 30, 2016. The increase was mainly due to the Taiwan central bank’s decreased interest rate, which caused an increase in the demand for both investment-oriented insurance and long-term care insurance.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended June 30, 2016 increased by $2,246,087 or 22.6%, to $12,181,427 compared to $9,935,340 for the three months ended June 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other types of commission revenue, the cost of revenue increased accordingly.

The gross profit for the three months ended June 30, 2016 increased by $2,271,868 or 52.6%, to $6,594,045 compared to $4,322,177 for the three months ended June 30, 2015. The gross profit ratio increased to 35% for the three months ended June 30, 2016 from 30% for the three months ended June 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended June 30, 2016 increased by $321,144 or 130.9%, to $566,445 compared to $245,301 for the three months ended June 30, 2015. The increase is mainly due to the advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended June 30, 2016, G&A expenses were $3,089,233, increased by $167,434, or 5.7%, compared with $2,921,799 for the three month ended June 30, 2015, which was mainly due to the increased number of employees and branches in year 2016.

Other income (expenses)

Net other income for the three months ended June 30, 2016 was $276,863 and the net other income for the three months ended June 30, 2015 was $288,616. Other income (expense) mainly consists of interest income, interest expenses, other income, dividend income and loss on disposal of fixed assets. Compared with the three month ended June 30, 2015, net other income decreased due to the increase of the foreign currency exchange loss.

Income tax

For the three months ended June 30, 2016, the income tax expense was $875,304, increased by $385,774, or 78.8%, compared with $489,530 for the three months ended June 30, 2015. The increase was mainly due to the increased income before income tax for the three months ended June 30, 2016 compared to that for the three months ended June 30, 2015.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In addition, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

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

Overview of the six months ended June 30, 2016 and 2015

The following table shows the results of operations for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$28,337,768	$24,113,632	$4,224,136	17.5%
Cost of revenue	18,650,286	16,381,751	2,268,535	13.8%
Gross profit	9,687,482	7,731,881	1,955,601	25.3%
Gross profit margin	34%	32%	46%	144%

Operating expenses:
Selling	1,464,710	614,560	850,150	138.3%
General and administrative	5,976,341	5,975,443	898	0.0%
Total operating expenses	7,441,051	6,590,003	851,048	12.9%

Income from operations	2,246,431	1,141,878	1,104,553	96.7%

Other income (expenses):
Interest income	106,109	96,913	9,196	9.5%
Interest expenses	(9,564)	(290)	(9,274)	3197.9%
Dividend income	268,889	-	268,889	100%
Other - net	(67,352)	242,433	(310,075)	-127.7%
Total other income	298,082	339,346	(41,264)	-12.2%

Income before income taxes	2,544,513	1,481,224	1,063,289	71.8%
Income tax expense	878,503	619,159	259,344	41.9%

Net income	1,666,010	862,065	803,945	93.3%
Net income attributable to the noncontrolling interests	835,725	573,188	262,537	45.8%
Net income attributable to parent’s shareholders	830,285	288,877	541,408	187.4%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in both Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the six months ended June 30, 2016 and 2015, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Six months ended June 30, 2016	Six months ended June 30, 2015
Revenue
Taiwan	$24,378,550	$21,185,418
PRC	3,903,459	2,897,362
Hong Kong	77,585	30,852
Elimination adjustment	(21,826)	-
Total Revenue	$28,337,768	$24,113,632

During the six months ended June 30, 2016, 86.0%, 13.8% and 0.02% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the six months ended June 30, 2015, 87.9%, 12.0% and 0.1% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Total revenue increased by $4,224,136, or 17.5%, from $24,113.632 for the six months ended June 30, 2015 to $28,337,768 for the six months ended June 30, 2016, which is mainly due to the increase of the revenue in Taiwan and PRC for the following reasons,

a)	The sales of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2016 because Farglory bundles its life insurance products to better customize each of its clients’ needs. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customers and thus boosted the sales performance for the period ended June 30, 2016.

b)	The sales of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) have increased in 2016. The main reason is the launch of Taiwan Life’s top seller product that offers comprehensive life-time insurance coverages with an affordable insurance premium. This selling package drew more attentions from the company’s customers and boosted the sales performance for the period ended June 30, 2016.

c)	The sales increase in the PRC area was primarily because the Company expanded its business geographically and set up a new branch in Yunnan and has gained its reputation within local markets to generate higher revenue for the period ended June 30, 2016.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the six months ended June 30, 2016 increased by $2,268,535 or 13.8%, to $18,650,286 compared to $16,381,751 for the six months ended June 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

The gross profit for the six months ended June 30, 2016 increased by $1,955,601 or 25.3%, to $9,687,482 compared to $7,731,881 for the six months ended June 30, 2015. The gross profit ratio increased to 34% for the six months ended June 30, 2016 from 32% for the six months ended June 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the six months ended June 30, 2016 increased by $850,150 or 138.3%, to $1,464,710 compared to $614,560 for the six months ended June 30, 2015. The increase is mainly due to the advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the six months ended June 30, 2016, G&A expenses were $5,976,341, increased by $898, or 0.02%, compared with $5,976,341 for the six month ended June 30, 2015. G&A expenses were relatively consistent during year 2015 and 2016 in the same period.

Other income (expenses)

Net other income for the six months ended June 30, 2016 was $298,082 and the net other income for the six months ended June 30, 2015 was $339,346. Other income (expense) mainly consists of interest income, interest expenses, dividend income, other income and loss on disposal of fixed assets. Compared with the six month ended June 30, 2015, net other income decreased due to the increase of the foreign exchange loss.

Income tax

For the six months ended June 30, 2016, the income tax expense was $878,503, increased by $259,344, or 41.9%, compared with $619,159 for the six months ended June 30, 2015. The increase was mainly due to the increased income before income tax for the six months ended June 30, 2016 compared to that for the six months ended June 30, 2015.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In addition, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, net cash used in financing activities and net cash used in financing activities for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by operating activities	$4,694,587	$1,826,240	2,868,347	157%
Net cash used in investing activities	(622,074)	(192,838)	(429,236)	223%
Net cash used in financing activities	(453,311)	(219,488)	(233,823)	107%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2016 was $4,694,587, significantly increased in comparison with $1,826,240 net cash provided by operating activities during six months ended June 30, 2015. The amount change was mainly due to the increase of net income and partially offset by the decrease of other current assets.

Investing activities

Net cash used in investing activities was $622,074 during the six months ended June 30, 2016, which is mainly due to purchase of office equipment and intangible assets during the period. The net cash used in investing activities was $192,838 for the six months ended June 30, 2015, which is mainly due to same reasons as 2016.

Financing activities

Net cash used in financing activities was $453,311 during the six months ended June 30, 2016, which is the result of repayment for the borrowings from the Company’s related parties. The net cash used in financing activities was $219,488 for the six months ended June 30, 2015, which is mainly due to same reasons as 2016.

Related Party Loan and Loans to Unrelated Third Parties

Anhou Registered Capital Increase

On April 27, 2013, the China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million (approximately $8 million). On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million (approximately $8 million) can continue to operate its existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where it has no registered office or a branch office.

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

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with ZLI Holdings Limited (“ZLI Holdings”), its wholly-owned Hong Kong subsidiary.

Under the Company Loan Agreement, AHFL agreed to provide a loan to ZLI Holdings with the principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such was ten years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of ZLI Holdings on August 30, 2013.

In August 2013, ZLI Holdings entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from ZLI Holdings for their investment in Anhou and ZLI Holdings agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such loans was ten years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and ZLI Holdings may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fail to repay the loan in currency to ZLI Holdings.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Related Party Loans

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Shu-Fen Lee (“Ms. Lee”), the Series A Director of the Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan is from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The entire loan and interest amount of $314,928 (NTD10,009,041) have been paid off on January 14, 2015.

On December 25, 2015, the Company entered into a loan agreement (the “Short-term Loan Agreement) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NTD20,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on June 30, 2016. Majority of Multiple Capital Enterprise shareholder are the Company’s management level. The entire loan and interest amount of $598,905 (NTD20,014,795) were paid off on January 12, 2016.

Except for the two aforementioned loans, the loans due to related parties bore no interest and were payable on demand.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Due to Mr. Mao (Principal Shareholder of the Company)	$322,833	$297,414
Due to Xude Investment (Owned by Mr. ChwanHau Li)	32,393	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,084	2,133
Due to Ms. Lee (Director of CUIS)	807	826
Due to Yuli Broker (Owned by Ms. Lee – Director of CUIS)	532	-
Due to Yuli Investment (Owned by Ms. Lee – Director of CUIS)	532	-
Due to Multiple Capital Enterprise	-	608,941
Due to other shareholders	-	4,395
Total	$359,181	$945,932

Convertible bonds

On June 23, 2016, the Company issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of June 30, 2016, the Company has outstanding an aggregate principal balance of $200,000 of convertible bonds.

Long-term loan

	June 30, 2016	December 31, 2015
Loan C, interest at 8%, maturity date May 15, 2019	$150,526	$-
Total short term loans	$150,526	$-

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party-Guowei Hu. The long-term Loan Agreement provided for a $150,526 loan to the Company. The long-term Loan bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the three months ended June 30, 2016 and 2015 were $523,874 and $471,894, respectively. Rental expenses for the six months ended June 30, 2016 and 2015 were $1,031,335 and $882,353, respectively. On June 30, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended June 30, 2017	$2,036,873
Twelve months ended June 30, 2018	1,384,413
Twelve months ended June 30, 2019	736,768
Twelve months ended June 30, 2020	93,617
Twelve months ended June 30, 2021	13,640
Thereafter	-
Total	$4,265,311

Genius Acquisition Agreement

On February 22, 2015, the Company and the selling shareholder of GHFL entered into an Amendment to the Acquisition Agreement dated February 13, 2015, pursuant to which if the Guaranteed Price per share is higher than the Average Price per share, then the Parties shall negotiate in good faith on an adjustment to the Purchase Price as necessary, if any.

On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company is committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least $10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. On August 8, 2016, the Company and AHFL entered into an Amendment 3 to the Genius Acquisition Agreement (the “Third Genius Amendment”) with Mr. Li, pursuant to which, the Second Genius Amendment is terminated with immediate effect on August 8, 2016. As a result, the selling shareholder is no longer entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised.

AHFL Acquisition Agreement

The former shareholders of Action Holdings Financial Limited, the holding company through which the Company conducts all of its Taiwan operations (“AHFL”), currently have the right to require the Company to unwind the acquisition of AHFL and return the ownership of AHFL to such shareholders, in which case our business prospects and future results of operations would be severely adversely affected.

The Company conducts all of its Taiwanese operations indirectly through its subsidiary AHFL and the revenue from such Taiwanese operations represented approximately 90% of our total revenue in our consolidated financial statements for the year ended December 31, 2015 and the quarter ended June 30, 2016, and such operations were also the source of all of our profits in 2015. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NTD22.5 million (US$312,617), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. On August 8, 2016, the Company and the selling shareholders of AHFL entered into a fourth Amendment to the Acquisition Agreement (the “Fourth Amendment”), pursuant to which: (A) the Third Amendment is terminated with immediate effect on August 8, 2016, and (B) Sections 2.2(iii) and (iv) of the Acquisition Agreement are amended and restated so that the Company is now obligated to: (iii) pay NTD15 million (USD475,406) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on or prior to March 31, 2017 or at any other time or in any other manner otherwise agreed upon by and among the Parties; and (iv) pay NTD4,830,514 (USD153,097) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on July 21, 2016. Unless amended by the Fourth Amendment, any other provision of the Acquisition Agreement shall remain unchanged. On July 21, 2016, the Company arranged for the payment of NTD4,830,514 (USD153,097) to the Selling Shareholders. As a result, the former shareholders of AHFL no longer have the right to unwind the acquisition of AHFL by the Company.

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

Interest Rate Sensitivity

As of June 30, 2016, we had cash of RMB11,441,474, approximately $1,722,000, HKD2,155,549, approximately $278,000 and NTD735,114,440, approximately $22,818,000. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the six and three months ended June 30, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Foreign Currency Risk

The functional currency for the subsidiaries in Taiwan is NTD, the functional currency for the subsidiaries in Hong Kong is HKD and the functional currency for the subsidiaries and CAE in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NTD and RMB will affect our operating results expressed in USD. The Company reviews its foreign currency exposures. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. The management does not consider its present foreign exchange risk to be significant.

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended June 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

None not previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

Entry into Loan Agreements

On May 15, 2016, Law Anhou Insurance Agency Co., Ltd. (“Anhou”) and Mr. Hu Guowei, the general manager of Anhou, a PRC citizen, entered into a loan agreement, with Anhou as the borrower and Mr. Hu as the lender (“Anhou Loan Agreement No.1”). Zhengzhou Zhonglian Hengfu Consulting Co., Ltd. (“CU WFOE”) has effective control over Anhou through contractual arrangements known as variable interest agreements. CU WFOE is a wholly foreign owned subsidiary of ZLI Holdings Limited, a wholly owned Hong Kong-based subsidiary of China United Insurance Service, Inc. (the “Company” or “CUIS”).

Pursuant to Anhou Loan Agreement No.1, Mr. Hu agreed to lend Anhou USD150,526 (RMB1,000,000) with an annual rate of 8% and to advance such loan amount on or prior to May 15, 2016. The term of Anhou Loan No.1 shall be three years. In case Anhou fails to fully repay the loan amount upon its due date, May 15, 2019, Mr. Hu shall be entitled to collect the loan amount together with an accrued interest calculated as the outstanding loan amount multiplied by a daily rate of 1% for the period commencing from its due date till the date of full payment.

On July 20, 2016, Anhou and Mr. Hu entered into another loan agreement, with Anhou as the borrower and Mr. Hu as the lender (“Anhou Loan Agreement No.2”). Pursuant to Anhou Loan Agreement No.2, Mr. Hu agreed to lend Anhou USD115,905 (RMB770,000) with an annual rate of 8% and to advance such loan amount on or prior to July 20, 2016. The term of Anhou Loan No.2 shall be three years. In case Anhou fails to fully repay the loan amount upon its due date, July 20, 2019, Mr. Hu shall be entitled to collect the loan amount together with an accrued interest calculated as the outstanding loan amount multiplied by a daily rate of 1% for the period commencing from its due date till the date of full payment.

Anhou Loan Agreement No.1 and Anhou Loan Agreement No.2 are included as Exhibits 10.1 and 10.2, respectively, to this Report on Form 10-Q and and are the legal documents that govern the terms of the loans. The foregoing description of the loan arrangements is qualified in its entirety by reference to the complete text of Anhou Loan Agreement No.1 and Anhou Loan Agreement No.2.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description of Exhibit

10.1	Loan Agreement dated May 15, 2016 between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (English translation)
10.2	Loan Agreement dated July 20, 2016 between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (English translation)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: August 9, 2016	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2016	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

