Form 10-Q
period 2016-09-30
China United Insurance Service, Inc.
filed 2016-11-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☒

As of November 4, 2016, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

4

PART I.  FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(UNAUDITED)
ASSETS
Current assets
Cash and equivalents	$24,807,091	$20,831,824
Marketable securities	2,495,434	2,369,082
Accounts receivable, net	5,807,032	9,630,993
Other current assets	671,651	1,055,015
Total current assets	33,781,208	33,886,914

Property, plant and equipment, net	973,935	918,798
Intangible assets	801,061	468,779
Goodwill	2,071,491	2,071,491
Long-term Investment	1,326,062	1,264,611
Other assets	758,779	791,223
TOTAL ASSETS	$39,712,536	$39,401,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$1,470,909	$1,521,962
Short-term loans	-	222,235
Due to related parties	393,439	945,932
Other current liabilities	6,978,694	10,870,750
Total current liabilities	8,843,042	13,560,879

Convertible bonds	200,000	-
Long-term loan	265,392	-
Long-term liabilities	7,559,490	6,594,530
TOTAL LIABILITIES	16,867,924	20,155,409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,157,512	8,157,512
Statutory Reserves	3,277,325	2,385,327
Retained earnings	2,504,706	1,808,665
Accumulated other comprehensive gain/(loss)	(301,916)	(680,133)
Stockholders' equity attribute to parent’s shareholders	13,637,932	11,671,676
Noncontrolling interest	9,206,680	7,574,731
TOTAL STOCKHOLDERS’ EQUITY	22,844,612	19,246,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,712,536	$39,401,816

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues	$14,951,345	$11,442,525	$43,289,113	$35,556,157
Cost of revenue	9,335,735	7,382,823	27,986,021	23,764,574

Gross profit	5,615,610	4,059,702	15,303,092	11,791,583

Operating expenses:
Selling	630,255	1,020,934	2,094,965	1,635,494
General and administrative	3,359,674	2,907,104	9,336,015	8,882,547
Total operating expense	3,989,929	3,928,038	11,430,980	10,518,041

Income from operations	1,625,681	131,664	3,872,112	1,273,542

Other income (expenses):
Interest income	31,113	77,411	137,222	174,614
Interest expenses	(1,601)	-	(11,165)	(290)
Dividend income	3,633	-	272,522	-
Other - net	21,248	(135,280)	(46,104)	107,153
Total other income (expenses)	54,393	(57,869)	352,475	281,477

Income before income taxes	1,680,074	73,795	4,224,587	1,555,019
Income tax expense	456,828	226,397	1,335,331	845,556

Net income (loss)	1,223,246	(152,602)	2,889,256	709,463
Net income attributable to the noncontrolling interest	465,501	253,878	1,301,226	827,066
Net income (loss) attributable to parent's shareholders	757,745	(406,480)	1,588,030	(117,603)

Other comprehensive items
Foreign currency translation gain (loss)	260,981	(581,269)	378,217	(426,959)
Other	-	-	(1,593)	-
Other comprehensive income(loss) attributable to parent's shareholder	260,981	(581,269)	376,624	(426,959)
Other comprehensive items attributable to noncontrolling interest	249,160	(451,719)	408,827	(283,653)

Comprehensive income (loss) attributable to parent's shareholders	$1,018,726	$(987,749)	1,964,654	$(544,562)

Comprehensive income (loss) attributable to noncontrolling interest	$714,661	$(197,841)	1,710,053	$543,413

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,452,669	29,336,570
Diluted	30,478,667	29,452,669	30,462,097	29,336,570

Income per share:
Basic	$0.026	$(0.014)	0.054	$(0.004)
Diluted	$0.025	$(0.014)	0.052	$(0.004)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015

Cash flows from operating activities:
Net income	$2,889,256	$709,463
Adjustments to reconcile net income to net cash
Depreciation and amortization	455,383	328,139
Gain on settlement of debt	(83,425)	-
Gain on valuation of financial assets	(10,868)	(8,696)
Loss on disposal of fixed assets	25,568	57,241
Change in deferred tax liabilities	(3,189)	-
Changes in operating assets and liabilities:
Accounts receivable	4,085,141	3,716,237
Other current assets	407,161	(647,465)
Other assets	48,022	(102,015)
Tax payable	(112,098)	(79,281)
Other current liabilities	(3,943,730)	(3,413,703)
Long-term liabilities	623,579	-
Net cash provided by operating activities	4,380,800	559,920

Cash flows from investing activities:
Cash from acquisition	-	320
Paymnets for acquisition of AHFL	(150,959)	-
Dividend received in excess of earnings as reductions of cost of the investment	-	246,357
Purchase of government bonds	-	(97,264)
Proceeds from sales of government bonds	-	96,266
Purchase of property, plant and equipment	(371,913)	(177,004)
Purchase of intangible assets	(437,294)	(381,618)
Net cash used in investing activities	(960,166)	(312,943)

Cash flows from financing activities:
Proceeds from related party borrowing	68,431	134,510
Repayment to related parties	(623,507)	(313,072)
Payment to noncontrolling interest as reduction of cash capital	(77,043)	-
Proceeds from third party borrowing	469,028	-
Repayment to loans	(224,447)	-
Net cash used in financing activities	(387,538)	(178,562)

Foreign currency translation	942,171	(820,117)
Net increase (decrease) in cash and cash equivalents	3,975,267	(751,702)

Cash and cash equivalents, beginning balance	20,831,824	19,571,799
Cash and cash equivalents, ending balance	$24,807,091	$18,820,097

SUPPLEMENTARY DISCLOSURE:

Interest paid	$2,324	$288
Income tax paid	$1,549,580	$820,322

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$-	$3,482,923

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

The corporate structure as of September 30, 2016 is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

	Average Rate for the nine months ended September 30,
	2016		2015
Taiwan dollar (NTD)	NTD	32.37360	NTD	31.43410
China yuan (RMB)	RMB	6.57924	RMB	6.16060
Hong Kong dollar (HKD)	HKD	7.76328	HKD	7.75280
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	September 30,2016		December 31, 2015
Taiwan dollar (NTD)	NTD	31.32190	NTD	32.8439
China yuan (RMB)	RMB	6.66938	RMB	6.4907
Hong Kong dollar (HKD)	HKD	7.75476	HKD	7.75040
United States dollar ($)		$1.00000		$1.00000

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and equivalents and accounts receivable. As of September 30, 2016, approximately $1,600,000 of the Company’s cash and equivalents held by financial institutions was insured, and the remaining balance of approximately $23,300,000 was not insured.

For the three months ended September 30, 2016 and 2015, the Company’s revenue from sale of insurance policies underwritten by these companies were:

	Three months ended September 30,
	2016			2015
	Amount		% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$5,291,779		35%	$3,074,196	27%
Taiwan Life Insurance Co., Ltd. (Formerly CTBC Life Insurance Co., Ltd)	1,493,069		10%	1,688,274	15%
Fubon Life Insurance Co., Ltd.	(*	)	(* )	1,357,519	12%

(*)	Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

For the nine months ended September 30, 2016 and 2015, the Company’s revenue from sale of insurance policies underwritten by these companies were:

	Nine months ended September 30,
	2016		2015
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$13,969,672	32%	$10,082,711	28%
Taiwan Life Insurance Co., Ltd.(Formerly CTBC Life Insurance Co., Ltd)	4,813,813	11%	4,106,414	12%
Fubon Life Insurance Co., Ltd.	4,342,377	10%	4,459,040	13%

As of September 30, 2016 and December 31, 2015, the Company’s accounts receivable from these companies were:

	September 30, 2016				December 31, 2015
	Amount		% of Total Accounts Receivable		Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$2,219,059		38%		$3,689,404	43%
Taiwan Life Insurance Co., Ltd.(Formerly CTBC Life Insurance Co., Ltd)	(**	)	(**	)	994,978	11%
Fubon Life Insurance Co., Ltd	(**	)	(**	)	990,327	11%

(**)	Accounts receivable for the year ended had not exceeded 10% or more of the consolidated accounts receivable.

With respect to accounts receivable, the Company generally does not have any collateral and does not have an allowance for doubtful accounts.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-03, “Intangibles-Goodwill and Other (Topic 350); Business Combinations (Topic 805); Consolidation (Topic 810); Derivatives and Hedging (Topic 815): Effective Date and Transition Guidance”. The amendments in this ASU make the guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 effective immediately by removing their effective dates. The amendments also include transition provisions that provide that private companies are able to forgo a preferability assessment the first time they elect the accounting alternatives within the scope of this ASU. Any subsequent change to an accounting policy election requires justification that the change is preferable under Topic 250, Accounting Changes and Error Corrections. The amendments in this ASU also extend the transition guidance in ASUs 2014-02, 2014-03, 2014-07, and 2014-18 indefinitely. While this ASU extends transition guidance for Updates 2014-07 and 2014-18, there is no intention to change how transition is applied for those two ASUs. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU No. 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU No. 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ‘The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its consolidated financial statements.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU No. 2016-09 impacts certain aspects of the accounting for share-based payment transactions, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statements of cash flows. ASU No. 2016-09 will be effective for the Company for the quarter ending December 31, 2017, with early adoption permitted. The Company is currently assessing the impact adoption of this guidance will have on its consolidated financial statements.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15,“Classification of Certain Cash Receipts and Cash Payments (Topic 230) to Statement of Cash Flows.” ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, “Interests Held through Related Parties That Are under Common Control” (ASU 2016-17), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted. The Company is currently assessing the impact of ASU 2016-17 and does not anticipate a material impact on our financial position, results of operations or cash flows.

There were other updates recently issued. The management does not believe that other than disclosed above, the recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – CASH AND EQUIVALENTS

As of September 30, 2016 and December 31, 2015, our cash and equivalents primarily consisted of cash and certificates of deposits. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	September 30, 2016
	Fair Value at December 31, 2015	Gross Unrealized Gains (Losses)	Total Fair Value
Level 1 securities:
Stocks	$28,863	$6,851	$35,714
Funds	2,340,219	119,501	2,459,720
	$2,369,082	$126,352	$2,495,434

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,278	$585	$28,863
Funds	2,408,728	(68,509)	2,340,219
	$2,437,006	$(67,924)	$2,369,082

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Prepaid expenses	$173,253	$603,557
Current assets associated with discontinued operations	-	224,140
Prepaid rent and rent deposit	146,672	133,179
Other receivable	231,959	86,539
Interest receivable	36,825	-
Deferred tax assets	64,129	-
Refundable business tax	10,532	7,600
Other	8,281	-
Total other current assets	$671,651	$1,055,015

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Office Equipment	$1,069,534	$1,080,621
Office Furniture	211,693	125,746
Leasehold improvements	565,543	511,874
Transportation equipment	137,230	84,398
Other equipment	91,683	97,996
Total	2,075,683	1,900,635
Less: accumulated depreciation	(1,101,748)	(981,837)
Total property, plant and equipment, net	$973,935	$918,798

Depreciation expense was $81,267 and $70,084 for the three months ended September 30, 2016 and 2015, respectively, and was $231,414 and $236,191 for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

As of September 30, 2016 and December 31, 2015, the Company’s intangible assets consisted the following:

	September 30, 2016	December 31, 2015
Software	$1,451,115	$780,355
Less: accumulated amortization	(650,054)	(311,576)
Total intangible assets	$801,061	$468,779

Amortization expense was $71,328 and $34,108 for the three months ended September 30, 2016 and 2015, respectively, and was $223,969 and $91,948 for the nine months ended September 30, 2016 and 2015, respectively.

Estimated future intangible amortization as of September 30, 2016 is as follows:

Years ending September 30,	Amount
2017	$216,421
2018	199,312
2019	176,084
2020	146,582
2021	55,231
Thereafter	7,431
Total	$801,061

The Company reclassified amounts of $180,864 and $91,849 from property, plant and equipment and accumulated depreciation to intangible assets and accumulated amortization, respectively, in January 2016.

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

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of September 30, 2016, there were no indications of the impairment of the goodwill.

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

The total fair value of AHFL 352,166 shares ($1,771,395) and CUIS 352,166 option ($1,711,562) at acquisition date was $3,482,957. The Company recorded $2,039,840 excess of purchase price as goodwill. As of September 30, 2016, there were no indications of the impairment of the goodwill.

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

As of September 30, 2016 and December 31, 2015, the Company’s long-term investment consisted the following:

	September 30, 2016	December 31, 2015
Equity Investment	$1,227,094	$1,170,230
Government Bonds	98,968	94,381
Total	$1,326,062	$1,264,611

As of September 30, 2016 and December 31, 2015, the Company had the following long-term investment in equity:

Type	Investee	September 30, 2016 Investment Ownership	Amount
Cost Method	Genius Insurance Broker Co., Ltd	15.64%	$1,227,094

Type	Investee	December 31, 2015 Investment Ownership	Amount
Cost Method	Genius Insurance Broker Co., Ltd	15.64%	$1,170,230

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NT$3,000,000 in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	September 30, 2016
		Gross
	Fair Value at	Unrealized	Total
	December 31, 2015	Gains (Losses)	Fair Value
Government bonds	94,381	4,587	98,968
	$94,381	$4,587	$98,968

	December 31, 2015
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Government bonds	93,089	1,292	94,381
	$93,089	$1,292	$94,381

NOTE 10 – OTHER ASSETS

The Company’s other assets consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Rental deposits	$444,609	$401,920
Restricted cash	258,765	231,100
Prepayments	53,904	156,772
Other	1,501	1,431
Total other assets	$758,779	$791,223

Rental deposits are long-term leasing deposits. Restricted cash is a deposit in several banks by the Company. The majority of restricted cash is in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, and cannot be withdrawn without the permission of the regulatory commission. Prepayments are prepaid long-term software-maintenance contract pending for final acceptance, and will be transferred to intangible assets upon acceptance.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
PRC Tax	$126,536	$99,505
Hong Kong Tax	3,586	-
Taiwan Tax	1,340,787	1,422,457
Total tax payable	$1,470,909	$1,521,962

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and Consolidated Affiliated Entities (“CAE”) in the PRC. Taiwan tax represents income tax accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Hong Kong tax represents income tax accrued according to Hong Kong tax law by our subsidiaries in Hong Kong. Above tax will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Commissions payable to sub-agents	$4,010,802	$6,644,989
Accrued bonus	443,348	1,050,411
Refund to AIATW	-	502,532
Accrued tax penalties	370,000	370,000
Accrued business tax	-	326,954
Withholding employee personal tax	385,432	295,989
Salary payable to administrative staff	410,101	229,624
Due to previous shareholders of AHFL	478,898	685,059
Accrued advertisement expense	404,826	151,535
Accrued labor, health insurance and employee retirement plan	21,523	84,138
Unearned revenue - current	127,706	-
Deferred tax liabilities	-	3,143
Other accrued liabilities	326,058	526,376
Total other current liabilities	$6,978,694	$10,870,750

Commissions payable to sub-agents, salaries payable to administrative staff, accrued bonus, and accrued advertisement expense are usually settled within 12 months. Refund to AIATW and unearned revenue - currentare described in Note 16. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Accrued business tax, withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to the related government department within one month. The amount due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. Other accrued liabilities are mainly for operating expenses payable, such as training and travelling.

NOTE 13 – SHORT TERM LOANS

	September 30, 2016	December 31, 2015
Loan A, interest at 1.5%, maturity date December 31, 2016	$-	$70,000
Loan B, interest at 1.5%, maturity date December 31, 2016	-	152,235
Total short term loans	$-	$222,235

On October 12, 2015, the Company entered into a loan agreement (“Loan A”) with Zhengxiong Huang. The Short-term Loan Agreement provided for a $70,000 loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with the same conditions. The entire amount of this Loan A and interest expense were paid off in May 2016.

On December 3, 2015, the Company entered into a loan agreement (“Loan B”) with Yuzhen Chen. The Short-term Loan Agreement provided for a $152,235 (NTD 5,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with the same conditions. On January 13, 2016, the Company paid an amount of $46,582 (NTD 1,500,000) back. The entire amount of this Loan B and interest expense were paid off in May 2016.

NOTE 14 – COVERTIBLE BONDS

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

On June 23, 2016, the Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of September 30, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 and $3,363, respectively, for the three and nine months ended September 30, 2016.

NOTE 15 – LONG-TERM LOAN

	September 30, 2016	December 31, 2015
Loan C, interest at 8%, maturity date May 15, 2019	$149,939	$-
Loan D, interest at 8%, maturity date July 20, 2019	115,453	-
Total long term loans	$265,392	$-

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $149,939 loan to the Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan D”) with third party Guowei Hu. The long-term Loan Agreement provided for a $115,453 loan to the Company. The long-term Loan D bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

Total interest expense was $1,873 and $4,331, respectively, for the three and nine months ended September 30, 2016.

NOTE 16 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Unearned revenue – AIATW	$6,914,973	$6,594,530
Unearned revenue – Farglory	510,825	-
Other long-term liabilities	133,692	-
Total other long-term liabilities	$7,559,490	$6,594,530

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

AHFL refunded the amounts of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from June 10, 2013 to September 30, 2014. AHFL did not book any short-term unearned revenue since the Strategic Alliance Agreement will end on December 31, 2021 and the performance will calculate then to determine how much revenue AHFL can book accordingly, and the Company booked the whole $6,914,973 as long-term liabilities.

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (Farglory). AHFL is going to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. The Company has not yet booked any revenue because the Company has not provided any service yet. As of September 30, 2016, the Company had long-term liabilities and current liabilities amounts of $510,825 and $127,706, respectively, related to this Service Agreement.

On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which she acts as the general manager of Law Broker for and a term from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition, and the payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms therein, among which, Ms. Chao acts as the general manager or equivalent position of Law Broker for at least 3 years.

On May 14, 2016, Law Broker and Ms. Chao entered into a Supplementary Agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded a long-term liabilities representing the corresponding portion of such bonuses accrued. As of September 30, 2016, the balance of such accrued long-term liabilities is $133,693.

NOTE 17 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $0.00001 par value. We currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of September 30, 2016. The Series A Stock has the following rights and preferences:

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

NOTE 19 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non-controlling Interest	As of December 31, 2015	Acquisition and Increase Investment (Fair Value)	Adjustments / Net Income of Non-controlling Interest	Reduction of Cash Capital	As of September 30, 2016
Law Enterprise	34.05%	$199,699	$-	$262,401	$(78,104)	$383,996
Law Broker	34.05%	7,197,128	-	1,510,774	-	8,707,902
PFAL	49.00%	206,098	-	(6,792)	-	199,306
MKI	49.00%	(1,065)	-	(504)	-	(1,569)
PATaiwan	49.00%	(26,292)	-	(54,569)	-	(80,861)
PMC Nanjing	49.00%	(837)	-	(1,257)	-	(2,094)
Total		$7,574,731	$-	$1,710,053	$(78,104)	$9,206,680

Name of Affiliate	% of Non-controlling Interest	As of December 31, 2014	Acquisition and Increase Investment (Fair Value)	Adjustment / Net Income of Non-controlling Interest	Discontinued	As of December 31, 2015
Law Enterprise	34.05%	$882,327	$-	$(682,628)	$-	$199,699
Law Broker	34.05%	5,471,140	-	1,725,988	-	7,197,128
Law Agent	36.69%	24,689	-	(1,033)	(23,656)	-
Risk Management	35.47%	(91,809)	-	22,309	69,500	-
PFAL	49.00%	97,080	-	109,018	-	206,098
MKI	49.00%	-	-	(1,065)	-	(1,065)
PATaiwan	49.00%	-	-	(26,292)	-	(26,292)
PMC Nanjing	49.00%	-	-	(837)	-	(837)
Total		$6,383,427	$-	$1,145,460	$45,844	$7,574,731

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

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
US statutory rate	34%	34%
Tax rate difference	(18)%	(95)%
Tax base difference	-%	92%
Loss in subsidiaries	2%	285%
Un-deductible and non-taxable items	9%	(9)%
Tax per financial statements	27%	307%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended
	September 30, 2016	September 30, 2015
US statutory rate	34%	34%
Tax rate difference	(20)%	(29)%
Tax base difference	1%	16%
Loss in subsidiaries	7%	30%
Un-deductible and non-taxable items	10%	3%
Tax per financial statements	32%	54%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to local tax laws and the non-taxable tax income or expenses.

NOTE 21 – RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. ChwanHau Li (the director of the Company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 8 (2)).

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Due to Mr. Mao (CEO of the Company)	$357,898	$297,414
Due to Xude Investment (Owned by Mr. ChwanHau Li)	32,645	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,076	2,133
Due to Ms. Lee (Director of CUIS)	-	826
Due to Yuli Broker (Owned by Ms. Lee – Director of CUIS)	410	-
Due to Yuli Investment (Owned by Ms. Lee – Director of CUIS)	410	-
Due to Multiple Capital Enterprise	-	608,941
Due to other shareholders	-	4,395
Total	$393,439	$945,932

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

Except for the aforementioned loan, the loan due to related parties bore no interest and were payable on demand.

NOTE 22 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2016 and 2015 were $526,390 and $506,921 respectively. Rental expenses for the nine months ended September 30, 2016 and 2015 were $1,557,725 and $1,389,274 respectively. On September 30, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended September 30,

2017	$1,917,054
2018	1,249,745
2019	562,588
2020	53,003
2021	5,928
Thereafter	-
Total	$3,788,318

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

Risk Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The Total Assets and Total Liabilities of Risk Management as of September 30, 2016 and December 31, 2015 are as follows:

	As of September 30, 2016	As of December 31, 2015
Total Assets (including cash)	-	224,140
Total Liabilities	-	4,834

The combined Revenue, Net Loss and EPS of Risk Management and Law Agent for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015
Revenue	-	-
Net Income (Loss)	-	(1,058)
EPS	-	-

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

NOTE 25 – GEOGRAPHICAL DATA

The geographical distribution of the Company’s financial information for the three months and nine months ended September 30, 2016 and 2015 were as follows:

	Three months ended
Geographical Areas	September 30, 2016 September 30, 2015
Revenue
Taiwan	$12,714,857	$10,016,890
PRC	2,182,967	1,297,559
Hong Kong	71,079	128,076
Elimination adjustment	(17,558)	-
Total Revenue	$14,951,345	$11,442,525

Income (loss) from operations
Taiwan	$1,661,872	$508,935
PRC	(75,861)	(441,798)
Hong Kong	1,822	59,270
Elimination adjustment	37,848	5,257
Total Income (loss) from operations	$1,625,681	$131,664

Income (loss) before income tax
Taiwan	$1,755,555	$436,070
PRC	(88,833)	(434,933)
Hong Kong	10,782	65,659
Elimination adjustment	2,570	6,999
Total Income (loss) before income tax	$1,680,074	$73,795

Net income (loss)
Taiwan	$1,298,708	$226,464
PRC	(88,813)	(439,959)
Hong Kong	10,781	65,659
Elimination adjustment	2,570	(4,766)
Total net income (loss)	$1,223,246	$(152,602)

	Nine months ended
Geographical Areas	September 30, 2016	September 30, 2015
Revenue
Taiwan	$37,093,407	$31,202,308
PRC	6,086,426	4,194,921
Hong Kong	148,664	158,928
Elimination adjustment	(39,384)	-
Total Revenue	$43,289,113	$35,556,157

Income (loss) from operations
Taiwan	$4,549,826	$2,455,985
PRC	(765,421)	(1,188,929)
Hong Kong	(12,491)	(7,078)
Elimination adjustment	100,198	13,564
Total Income (loss) from operations	$3,872,112	$1,273,542

Income (loss) before income tax
Taiwan	$5,010,644	$2,713,581
PRC	(778,632)	(1,175,364)
Hong Kong	(13,881)	13,669
Elimination adjustment	6,456	3,133
Total Income (loss) before income tax	$4,224,587	$1,555,019

Net income (loss)
Taiwan	$3,678,408	$1,875,013
PRC	(781,726)	(1,182,352)
Hong Kong	(13,882)	13,669
Elimination adjustment	6,456	3,133
Total net income (loss)	$2,889,256	$709,463

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

On October 20, 2013, the Investor Borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 27 – SUBSEQUENT EVENTS

On October 24, 2016, the Company entered into a loan agreement (“Loan E”) with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. The Company provided a short-term loan amount of NTD 48,000,000 (approximately $1,500,000) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017.

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

Total net revenue from Taiwan life insurance products were 80.25% and 81.94% of total net revenue for the nine months ended September 30, 2016 and 2015, respectively. Total net revenue from PRC life insurance products were 12.43% and 10.76% of total net revenue for the nine months ended September 30, 2016 and 2015, respectively.

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

Taiwan subsidiary commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenue from Taiwan property and casualty insurance products were 5.34% and 5.82% of total net revenue for the nine months ending September 30, 2016 and 2015, respectively. Consolidated Affiliated Entities (“CAE”) in PRC commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenue from PRC property and casualty insurance products were 1.63% and 1.48% of total net revenue for the nine months ending September 30, 2016 and 2015, respectively.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15,“Classification of Certain Cash Receipts and Cash Payments (Topic 230) to Statement of Cash Flows.” ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this update is not expected to have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, “Interests Held through Related Parties That Are under Common Control” (ASU 2016-17), which amends the consolidation guidance in ASU 2015-02 regarding the treatment of indirect interests held through related parties that are under common control. We are currently assessing the impact of ASU 2016-17 and do not anticipate a material impact on our financial position, results of operations or cash flows. ASU 2016-17 is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those years, with early adoption permitted.

There were other updates recently issued. The management does not believe that other than disclosed above, the recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Overview of the three months ended September 30, 2016 and 2015

The following table shows the results of operations for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$14,951,345	$11,442,525	$3,508,820	30.7%
Cost of revenue	9,335,735	7,382,823	1,952,912	26.5%
Gross profit	5,615,610	4,059,702	1,555,908	38.3%
Gross profit margin	38%	35%

Operating expenses:
Selling	630,255	1,020,934	(390,679)	-38.3%
General and administrative	3,359,674	2,907,104	452,570	15.6%
Total operating expenses	3,989,929	3,928,038	61,891	1.6%

Income from operations	1,625,681	131,664	1,494,017	1134.7%

Other income (expenses):
Interest income	31,113	77,411	(46,298)	-59.8%
Interest expenses	(1,601)	-	(1,601)	-100%
Dividend income	3,633	-	3,633	100%
Other - net	21,248	(135,280)	156,528	-115.7%
Total other income (expenses)	54,393	(57,869)	112,262	-194.0%

Income before income taxes	1,680,074	73,795	1,606,279	2176.7%
Income tax expense	456,828	226,397	230,431	101.8%

Net income (loss)	1,223,246	(152,602)	1,375,848	-901.6%
Net income attributable to the noncontrolling interests	465,501	253,878	211,623	83.4%
Net income (loss) attributable to parent’s shareholders	757,745	(406,480)	1,164,225	-286.4%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended September 30, 2016 and 2015, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended September 30, 2016	Three months ended September 30, 2015
Revenue
Taiwan	$12,714,857	$10,016,890
PRC	2,182,967	1,297,559
Hong Kong	71,079	128,076
Elimination adjustment	(17,558)	-
Total Revenue	$14,951,345	$11,442,525

During the three months ended September 30, 2016, 85.0%, 14.6% and 0.4% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended September 30, 2015, 87.6%, 11.3% and 1.1% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the three months ended September 30, 2016 and 2015 were relatively consistent.

Total revenue increased by $3,508,820, or 30.7%, from $11,442,525 for the three months ended September 30, 2015 to $14,951,345 for the three months ended September 30, 2016. The increase was mainly due to the Taiwan central bank’s decreased interest rate, which caused an increase in the demand for both investment-oriented insurance and long-term care insurance.

 Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended September 30, 2016 increased by $1,952,912 or 26.5%, to $9,335,735 compared to $7,382,823 for the three months ended September 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other types of commission revenue, the cost of revenue increased accordingly.

The gross profit for the three months ended September 30, 2016 increased by $1,555,908 or 38.3%, to $5,615,610 compared to $4,059,702 for the three months ended September 30, 2015. The gross profit ratio increased to 38% for the three months ended September 30, 2016 from 35% for the three months ended September 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended September 30, 2016 decreased by $390,679 or 38.3%, to $630,255 compared to $1,020,934 for the three months ended September 30, 2015. The decrease is mainly due to decreased the advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended September 30, 2016, G&A expenses were $3,359,674, increased by $452,570, or 15.6%, compared with $2,907,104 for the three month ended September 30, 2015, which was mainly due to the increased insurance agent’s bonus, business tax and donation.

Other income (expenses)

Net other income for the three months ended September 30, 2016 was $54,393 and the net other expenses for the three months ended September 30, 2015 was $57,869. Other income (expense) mainly consists of interest income, interest expenses, other income, dividend income and loss on disposal of fixed assets. Compared with the three month ended September 30, 2015, net other income increased due to the increase of other income.

Income tax

For the three months ended September 30, 2016, the income tax expense was $456,828, increased by $230,431, or 101.8%, compared with $226,397 for the three months ended September 30, 2015. The increase was mainly due to the increased income before income tax for the three months ended September 30, 2016 compared to that for the three months ended September 30, 2015.

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

The Company's subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

Overview of the nine months ended September 30, 2016 and 2015

The following table shows the results of operations for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$43,289,113	$35,556,157	$7,732,956	21.7%
Cost of revenue	27,986,021	23,764,574	4,221,447	17.8%
Gross profit	15,303,092	11,791,583	3,511,509	29.8%
Gross profit margin	35%	33%

Operating expenses:
Selling	2,094,965	1,635,494	459,471	28.1%
General and administrative	9,336,015	8,882,547	453,468	5.1%
Total operating expenses	11,430,980	10,518,041	912,939	8.7%

Income from operations	3,872,112	1,273,542	2,598,570	204.0%

Other income (expenses):
Interest income	137,222	174,614	(37,392)	-21.4%
Interest expenses	(11,165)	(290)	(10,875)	3750.0%
Dividend income	272,522	-	272,522	100%
Other - net	(46,104)	107,153	(153,257)	-143.0%
Total other income	352,475	281,477	70,998	25.2%

Income before income taxes	4,224,587	1,555,019	2,669,568	171.7%
Income tax expense	1,335,331	845,556	489,775	57.9%

Net income	2,889,256	709,463	2,179,793	307.2%
Net income attributable to the noncontrolling interests	1,301,226	827,066	474,160	57.3%
Net income (loss) attributable to parent’s shareholders	1,588,030	(117,603)	1,705,633	-1450.3%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the nine months ended September 30, 2016 and 2015, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Nine months ended September 30, 2016	Nine months ended September 30, 2015
Revenue
Taiwan	$37,093,407	$31,202,308
PRC	6,086,426	4,194,921
Hong Kong	148,664	158,928
Elimination adjustment	(39,384)	-
Total Revenue	$43,289,113	$35,556,157

During the nine months ended September 30, 2016, 85.7%, 14.1% and 0.3% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the nine months ended September 30, 2015, 87.8%, 11.8% and 0.4% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Total revenue increased by $7,732,956, or 21.7%, from $35,556,157 for the nine months ended September 30, 2015 to $43,289,113 for the nine months ended September 30, 2016, which is mainly due to the increase of the revenue in Taiwan and PRC for the following reasons,

a)	The sales of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2016 because Farglory bundles its life insurance products to customize each of its clients' needs better. By combining insurance contracts with the diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customers and thus boosted the sales performance for the period ended September 30, 2016.

b)	The sales of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) have increased in 2016. The main reason is the launch of Taiwan Life’s top seller product that offers comprehensive life-time insurance coverages with an affordable insurance premium. This selling package drew more attention from the company’s customers and boosted the sales performance for the period ended September 30, 2016.

c)	The sales increase in the PRC area was primarily because the Company expanded its business geographically and set up a new branch in Yunnan, Guangdong and has gained its reputation within local markets to generate higher revenue for the period ended September 30, 2016.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the nine months ended September 30, 2016 increased by $4,221,447 or 17.8%, to $27,986,021 compared to $23,764,574 for the nine months ended September 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

The gross profit for the nine months ended September 30, 2016 increased by $3,511,509 or 29.8%, to $15,303,092 compared to $11,791,583 for the nine months ended September 30, 2015. The gross profit ratio increased to 35% for the nine months ended September 30, 2016 from 33% for the nine months ended September 30, 2015. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the nine months ended September 30, 2016 increased by $459,471 or 28.1%, to $2,094,965 compared to $1,635,494 for the nine months ended September 30, 2015. The increase is mainly due to the advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the nine months ended September 30, 2016, G&A expenses were $9,336,015, increased by $453,468, or 5.1%, compared with $8,882,547 for the nine month ended September 30, 2015, which was mainly due to the increased number of employees and branches in the year 2016.

Other income (expenses)

Net other income for the nine months ended September 30, 2016 was $352,475 and the net other income for the nine months ended September 30, 2015 was $281,477. Other income (expense) mainly consists of interest income, interest expenses, dividend income, other income and loss on disposal of fixed assets. Compared with the nine month ended September 30, 2015, net other income increased due to the increase individend income.

Income tax

For the nine months ended September 30, 2016, the income tax expense was $1,335,331, increased by $489,775, or 57.9%, compared with $845,556 for the nine months ended September 30, 2015. The increase was mainly due to the increased income before income tax for the nine months ended September 30, 2016 compared to that for the nine months ended September 30, 2015.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. Also, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

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

The Company's subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, net cash used in financing activities and net cash used in financing activities for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
	(UNAUDITED)	(UNAUDITED)	Change	Percent
Net cash provided by operating activities	$4,380,800	$559,920	3,820,880	682%
Net cash used in investing activities	(960,166)	(312,943)	(647,223)	207%
Net cash used in financing activities	(387,538)	(178,562)	(208,976)	117%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2016 was $4,380,800, significantly increased in comparison with $559,920 net cash provided by operating activities during nine months ended September 30, 2015. The amount change was mainly due to the increase in net income and partially offset by the decrease in other current assets.

Investing activities

Net cash used in investing activities was $960,166 during the nine months ended September 30, 2016, which is mainly due to purchase of office equipment and intangible assets during the period. The net cash used in investing activities was $312,943 for the nine months ended September 30, 2015, which is mainly due to same reasons as 2016.

Financing activities

Net cash used in financing activities was $387,538 during the nine months ended September 30, 2016, which is the result of repayment for the borrowings from the Company’s related parties and third parties. The net cash used in financing activities was $178,562 for the nine months ended September 30, 2015, which is the result of repayment for the borrowings from the Company’s related parties.

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

Except for the aforementioned loan, the loan due to related parties bore no interest and were payable on demand.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Due to Mr. Mao (Principal Shareholder of the Company)	$357,898	$297,414
Due to Xude Investment (Owned by Mr. ChwanHau Li)	32,645	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,076	2,133
Due to Ms. Lee (Director of CUIS)	-	826
Due to Yuli Broker (Owned by Ms. Lee – Director of CUIS)	410	-
Due to Yuli Investment (Owned by Ms. Lee – Director of CUIS)	410	-
Due to Multiple Capital Enterprise	-	608,941
Due to other shareholders	-	4,395
Total	$393,439	$945,932

Convertible bonds

On June 23, 2016, the Company issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of September 30, 2016, the Company has outstanding an aggregate principal balance of $200,000 of convertible bonds.

Long-term loan

	September 30, 2016	December 31, 2015
Loan C, interest at 8%, maturity date May 15, 2019	$149,939	$-
Loan D, interest at 8%, maturity date July 20, 2019	115,453	-
Total long term loans	$265,392	$-

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $149,939 loan to the Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan D”) with third party Guowei Hu. The long-term Loan Agreement provided for a $115,453 loan to the Company. The long-term Loan D bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2016 and 2015 were $526,390 and $506,921 respectively. Rental expenses for the nine months ended September 30, 2016 and 2015 were $1,557,725 and $1,389,274 respectively. On September 30, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended September 30,
2017	$1,917,054
2018	1,249,745
2019	562,588
2020	53,003
2021	5,928
Thereafter	-
Total	$3,788,318

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

AHFL Acquisition Agreement

The Company conducts all of its Taiwanese operations indirectly through its subsidiary Action Holdings Financial Limited (“AHFL”) and the revenue from such Taiwanese operations represented approximately 90% of our total revenue in our consolidated financial statements for the year ended December 31, 2015 and the quarter ended June 30, 2016, and such operations were also the source of all of our profits in 2015. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NTD22.5 million (US$312,617), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. On August 8, 2016, the Company and the selling shareholders of AHFL entered into a fourth Amendment to the Acquisition Agreement (the “Fourth Amendment”), pursuant to which: (A) the Third Amendment is terminated with immediate effect on August 8, 2016, and (B) Sections 2.2(iii) and (iv) of the Acquisition Agreement are amended and restated so that the Company is now obligated to: (iii) pay NTD15 million (USD475,406) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on or prior to March 31, 2017 or at any other time or in any other manner otherwise agreed upon by and among the Parties; and (iv) pay NTD4,830,514 (USD153,097) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on July 21, 2016. Unless amended by the Fourth Amendment, any other provision of the Acquisition Agreement shall remain unchanged. On July 21, 2016, the Company arranged for the payment of NTD4,830,514 (USD153,097) to the Selling Shareholders. As a result, the former shareholders of AHFL no longer have the right to unwind the acquisition of AHFL by the Company.

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

Interest Rate Sensitivity

As of September 30, 2016, we had cash of RMB11,294,942, approximately $1,694,000, HKD2,158,689, approximately $278,000 and NTD714,666,879, approximately $22,817,000. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the nine and three months ended September 30, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. INTERNAL CONTROLS OVER FINANCIAL REPORTING.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended September 30, 2016, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION.

Entry into Loan Agreements

On October 24, 2016, Action Holdings Financial Limited Taiwan Branch (hereafter referred to as “AHFLTW”), a branch of Action Holdings Financial Limited (hereafter referred to as “AHFL”) which is a wholly-owned British Virgin Islands subsidiary of China United Insurance Service, Inc. (hereafter referred to as the “Company” or “CUIS”), entered into a loan agreement with a third party, Rich Fountain Limited, a company incorporated under the laws of Samoa (hereafter referred to as “RFL”, the loan agreement referred to as the “Loan Agreement”).

Pursuant to the Loan Agreement (the “Loan”), AHFLTW shall provide a loan in the amount of 48 million New Taiwan Dollars (NT$) (approximately US$1,500,000) to RFL. The term for the Loan shall be from October 24, 2016 to April 23, 2017 with a fixed annual interest rate of 4.5%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before April 23, 2017.

The Loan Agreement is included as Exhibit 10.1 to this Current Report on Form 10-Q and is the legal document that governs the terms of the loan. The foregoing description of the loan arrangement is qualified in its entirety by reference to the complete text of the Loan Agreement.

Entry into Supplementary Agreement of 2016 Chao Agreement

On January 7, 2013, Law Insurance Broker Co., Ltd. (“Law Broker”), a company limited by shares incorporated in Taiwan on October 9, 1992, whose 100% of the issued and outstanding shares is held by Law Enterprise Co., Ltd. (“Law Enterprise”) entered into an employment agreement with Hui-Hsien Chao (the “Chao Agreement”). AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise and the Company holds 100% of the issued and outstanding shares of AHFL.

Pursuant to the Chao Agreement, Hui-Hsien Chao serves as General Manager of Law Broker. The original term of the Chao Agreement was from January 7, 2013 to January 6, 2015. On January 7, 2015, the Chao Agreement was renewed and extended to January 6, 2016. On December 29, 2015, the Chao Agreement was renewed and further extended to December 28, 2018 (the “2015 Chao Agreement”).

On May 10, 2016, Law Broker and Hui-Hsien Chao entered into a new employment agreement (the “2016 Chao Agreement”), which replaced the 2015 Chao Agreement. The term of the 2016 Chao Agreement is from December 29, 2015 to December 28, 2018 and shall terminate upon expiration, unless otherwise terminated. Pursuant to the 2016 Chao Agreement, Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. Ms. Chao’s bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition, and the payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms therein, among which, Ms. Chao acts as the general manager or equivalent position of Law Broker for at least 3 years.

On May 14, 2016, Law Broker and Ms. Chao entered into a Supplementary Agreement (the “Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016.

The Supplementary Agreement is attached as Exhibit 10.2 to this Quarterly Report on Form 10-Q and its terms are incorporated herein by reference.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description of Exhibit

10.1	Translation of Loan Agreement between Action Holdings Financial Limited Taiwan Branch and Rich Fountain Limited dated October 24, 2016
10.2	Translation of the Supplementary Agreement of the 2016 Chao Agreement dated May 14, 2016
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: November 9, 2016	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2016	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

