Form 10-K
period 2016-12-31
China United Insurance Service, Inc.
filed 2017-03-15
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	30-0826400 (I.R.S Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐   No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was $244,457,153.

As of March 10, 2017, there were 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

Unless context indicates otherwise, reference to the “Company” in this annual report refers to China United Insurance Service, Inc. and its subsidiaries. Reference to “AHFL” refers to the combined operations of Action Holdings Financial Limited and its Taiwan Subsidiaries (defined below). Reference to “Anhou” refers to the combined operations of Law Anhou Insurance Agency Co., Ltd. and its subsidiaries.

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

PART I

ITEM 1. BUSINESS

Corporate History and Structure Overview

Our Company is a Delaware corporation organized on June 4, 2010 and was quoted on the OTCQB® Venture Market (“OTCQB”). We provide life insurance products and property and casualty insurance products to our customers. We operate our Taiwan business primarily through Law Insurance Broker Co., Ltd. (“Law Broker”) and our PRC business primarily through Law Anhou Insurance Agency Co., Ltd. (“Anhou”).

Law Broker

The history of our Company dates back to 1992, when Law Broker was established on October 9, 1992.

Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares and incorporated under the laws of Taiwan, holds (i) 100% interest in Law Broker, a company limited by shares and incorporated under the laws of Taiwan on October 9, 1992, (ii) 97.84% interest in Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares and incorporated under the laws of Taiwan on December 5, 1987, and (iii) 96% of Law Insurance Agent Co., Ltd., a company limited by shares and incorporated under the laws of Taiwan on June 3, 2000 (“Law Agent”, collectively with “Law Enterprise”, “Law Broker” and “Law Management”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”). As Law Management and Law Agent are not in active operation, they were dissolved on April 20, 2016 and April 12, 2016, respectively.

Acquisition of AHFL

Action Holdings Financial Limited (“AHFL”) was incorporated in British Virgin Islands with limited liability on April 30, 2012. AHFL holds 65.95% interest in Law Enterprise and certain of our other subsidiaries as more fully described below.

On August 24, 2012, an acquisition agreement (the “AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the AHFL Acquisition Agreement, our Company acquired 100% interest in AHFL and its subsidiaries in Taiwan and our Company agreed to pay NT$15.0 million ($500,815) on or prior to March 31, 2013 and NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments. In addition, our Company agreed to (i) issue 8,000,000 shares of common stock of our Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of our Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of our Company. Upon closing of the transaction, we acquired 100% interest in AHFL and its subsidiaries in Taiwan.

On March 14, 2013, an Amendment to the AHFL Acquisition Agreement (the “First Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the First Amendment to AHFL Acquisition Agreement, (i) the deadline for cash payment under the AHFL Acquisition Agreement was extended to March 31, 2015; and (ii) in lieu of the 2,000,000 employee stock option pool, our Company agreed to create an employee stock pool consisting of up to 4,000,000 shares of the common stock of our Company, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares shall be granted to employees of affiliated entities of our Company (including Law Broker employees).

On March 13, 2015, a second Amendment to the AHFL Acquisition Agreement (the “Second Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Second Amendment to AHFL Acquisition Agreement, the deadline for cash payment under the AHFL Acquisition Agreement was further extended to March 31, 2016.

On February 17, 2016, a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Third Amendment to AHFL Acquisition Agreement, on or prior to June 30, 2016, (i) our Company committed to complete the listing of our Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least $10.0 million; (ii) our Company committed to distribute the cash payment in the amount of NT$22.5 million, on a pro rata basis, to the selling shareholders of AHFL and issue 5,000,000 common shares to its selected employees pursuant to its employee stock/option plan, and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of our Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by us and restore the status quo of our Company and the selling shareholders of AHFL as if the said acquisition had never happened.

On August 8, 2016, a fourth Amendment to the AHFL Acquisition Agreement (the “Fourth Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Fourth Amendment to AHFL Acquisition Agreement, (i) the Third Amendment to AHFL Acquisition Agreement was terminated with immediate effect on August 8, 2016, and (ii) our Company agreed to pay to the selling shareholders of AHFL NT$15.0 million on or prior to March 31, 2017 and NT$4.8 million on July 21, 2016. On July 21, 2016, our Company arranged for the payment of NT$4.8 million to the selling shareholders of AHFL.

On March 12, 2017, a fifth Amendment to the Acquisition Agreement (the “Fifth Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Fifth Amendment to AHFL Acquisition Agreement, our Company agreed to distribute the cash payment in the amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2019.

Acquisition of GHFL

Genius Holdings Financial Limited (“GHFL”) is a wholly owned subsidiary of AHFL. On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, being the selling shareholder of GHFL, entered into an acquisition agreement (the “GHFL Acquisition Agreement”). Pursuant to the GHFL Acquisition Agreement, our Company agreed to issue 352,166 fully paid and non-assessable shares of AHFL common stock (the “AHFL Shares”) together with a granted put option for 352,166 shares of common stock of our Company (the “Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the selling shareholder of GHFL would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. Mr. Chwan Hau Li is the sole shareholder of GHFL and a director and shareholder of our Company. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which, 352,166 shares of AHFL held by Mr. Chwan Hau Li were transferred back to our Company as the consideration for 352,166 shares of common stock of our Company, which were issued to Mr. Chwan Hau Li on April 29, 2015.

On February 17, 2016, our Company, AHFL and Mr. Chwan Hau Li entered into an Amendment 2 to the GHFL Acquisition Agreement (the “Second Amendment to GHFL Acquisition Agreement”), pursuant to which our Company agreed to complete the listing of our Company in a major capital market on or prior to February 28, 2016 where the net proceeds raised through such public offering financing shall be at least $10.0 million.

On August 8, 2016, our Company, AHFL and Mr. Chwan Hau Li entered into an Amendment 3 to the GHFL Acquisition Agreement (the “Third Amendment to GHFL Acquisition Agreement”), pursuant to which, the Second Amendment to GHFL Acquisition Agreement was terminated.

Anhou

On July 12, 2010, ZLI Holdings Limited (“CU Hong Kong”), a wholly owned subsidiary of our Company, was established in Hong Kong. On October 20, 2010, Zhengzhou Zhonglian Hengfu Consulting Co., Ltd., a wholly foreign owned enterprise (“CU WFOE”), a wholly owned subsidiary of CU Hong Kong, was established in Henan province of the PRC. On January 16, 2011, our Company issued 20,000,000 shares of common stock to several non-U.S. persons for their investment of $300,000 in CU WFOE. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

Zhengzhou Anhou Insurance Agency Co., Ltd., the predecessor entity of Anhou, was founded in Henan province of the PRC on October 9, 2003. Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors. Able Capital Holding Co., Ltd., a company established with limited liability in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf.

On September 26, 2013, Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang, Li Chen (“Anhou New Investors”) and Shuqin Zhu, Qun Wei, Qunlei Fang and Yanxia Chen (“Anhou Original Shareholders”) agreed to increase the registered capital of Anhou to RMB50 million, among which, (i) Yanyan Wang agreed to invest RMB10 million, accounting for 20% of registered capital in Anhou, (ii) Zhaohui Chen agreed to invest RMB10 million, accounting for 20% of registered capital in Anhou, (iii) Jing Yue agreed to invest RMB7.5 million, accounting for 15% of registered capital in Anhou, (iv) Weizhe Hou agreed to invest RMB5 million, accounting for 10% of registered capital in Anhou, (v) Yong Zhang agreed to invest RMB4.5 million, accounting for 9% of registered capital in Anhou, and (vi) Li Chen agreed to invest RMB3 million, accounting for 6% of registered capital in Anhou, respectively.

The registered capital increase of Anhou was in response to the promulgations of certain regulations by the China Insurance Regulatory Commission (“CIRC”). On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million. On May 16, 2013, CIRC issued Notice for Further Clarification on Related Issues of Access to Professional Insurance Intermediary Market (the “2013 Notice”), pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million, can continue operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office. To better implement the expansion strategies of our Company, Anhou increased its registered capital to RMB50 million to meet the requirement of CIRC so that it is able set up new branches in any province beyond its current operations in the PRC.

On October 24, 2013, Anhou Original Shareholders transferred their interests in Anhou to Changrong Hu, a PRC citizen (“Mr. Hu,” together with Anhou New Investors, “Anhou Existing Shareholders”), for an aggregate consideration of RMB10 million. Mr. Hu is currently the legal representative, General Manager and the sole director of Anhou.

On November 17, 2016, Li Chen transferred his interests in Anhou to Chunyan Lu for an aggregate consideration of RMB3 million.

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”), a wholly owned subsidiary of Anhou, was established with limited liability on September 4, 2006 in Sichuan province of the PRC. On September 6, 2010, shareholders of Sichuan Kangzhuang transferred their interest in Sichuan Kangzhuang to Anhou for an aggregate consideration of RMB532,622.

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), a wholly owned subsidiary of Anhou, was established with limited liability on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is allowed to provide insurance brokerage services. On September 28, 2010, Anhou and the shareholders of Jiangsu Law entered into an equity transfer agreements. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institution, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10,000,000 on or prior to October 1, 2012, the CIRC or its local counterpart, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Anhou invested RMB4.82 million in Jiangsu Law to increase the registered capital to RMB10 million.

Our Consolidated Affiliated Entities

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through Anhou, Sichuan Kangzhuang and Jiangsu Law (collectively, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”). We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (defined below), we effectively control, and are able to derive substantial economic benefits from, these Consolidated Affiliated Entities. On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, however, how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities, is not entirely clear. See “Risks Related to Our Corporate Structure in the PRC”.

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services in China are operated. It is through the VIE Agreements that gives us effective control over our Consolidated Affiliated Entities in China and allows us to consolidate the financial results of our Consolidated Affiliated Entities in our financial statements.

On January 17, 2011, CU WFOE, Anhou and Anhou Original Shareholders entered into a series of agreements (the “Old VIE Agreements”) pursuant to which CU WFOE exercises effective control over Anhou. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date, except that the Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. The VIE Agreements now in effect include:

1.	An exclusive Business Cooperation Agreement, pursuant to which CU WFOE is appointed as the exclusive services provider to Anhou of complete technical support, business support and related consulting services in exchange for 90% of the net profits of Anhou. The Exclusive Business Cooperation Agreement was effective on January 17, 2011 with a term of ten years subject to extension at the discretion of CU WFOE. CU WFOE may terminate the agreement at any time with 30 days’ written notice but Anhou may only terminate the agreement if CU WFOE commits gross negligence or a fraudulent act against Anhou;

2.	a Power of Attorney, pursuant to which the shareholders of Anhou have vested their collective voting control in Anhou to CU WFOE;

3.	an Option Agreement, pursuant to which the shareholders of Anhou granted to CU WFOE the irrevocable right and option to acquire all of their equity interests in Anhou. The Option Agreement was effective on October 24, 2013 with a term of ten years subject to renewal at CU WFOE’s election; and

4.	a Share Pledge Agreement, pursuant to which the shareholders of Anhou have pledged all of their equity interests in Anhou to CU WFOE to guarantee Anhou’s performance of its obligations under the Exclusive Business Cooperation Agreement.

Please refer to “Item 13. Certain Relationships and Related Transactions, and Director Independence” for further information on the VIE Agreements.

PFAL

Prime Financial Asia Ltd. (“PFAL”) is a re-insurance broker company incorporated in Hong Kong. On April 23, 2014, AHFL and Chun Kwok Wong (“Mr. Wong”) entered into a Capital Increase Agreement, pursuant to which Mr. Wong agreed to increase PFAL’s registered capital from HK$500,000 to HK$1,470,000 and AHFL agreed to contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital increase on April 30, 2014, Mr. Wong and AHFL own 49% and 51% of PFAL’s equity interest, respectively.

On August 7, 2015, Max Key Investment Ltd. (“MKI”) was incorporated with limited liability in the British Virgin Islands. On August 15, 2015, Prime Management Consulting (Nanjing) Co., Ltd. (“PTC Nanjing”) was incorporated with limited liability in Nanjing province of the PRC. On September 3, 2015, Prime Asia Corporation Limited. (“PTC Taiwan”), a company limited by shares, was incorporated in Taiwan. Each of MKI, PTC Nanjing and PTC Taiwan is a wholly owned subsidiary of PFAL.

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. As Anhou is still operating at a loss, Anhou has not paid any service fees to CU WFOE yet and CU WFOE has not paid any dividend to us to date. We expect Anhou to make a profit beginning in the fiscal year ending December 31, 2017, when it should start to pay service fees to CU WFOE, although there can be no assurance that Anhou will become profitable by that time or ever. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. For the year ended December 31, 2014, 93.55% and 6.45% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively. For the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and PFAL, respectively. For the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and PFAL, respectively.

Reclassification of Shares

On January 28, 2011, our Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. On July 2, 2012, our board of directors and stockholders approved, in connection with a reclassification of 1,000,000 issued and outstanding shares of common stock (the “Reclassified Shares”), par value $0.00001 per share held by Mr. Yi Hsiao Mao (“Mr. Mao”) into 1,000,000 shares of Series A Convertible Preferred Stock, par value $0.00001 per share (the “Series A Preferred Stock”) on a share-for-share basis (the “Reclassification”), the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of our Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of our Company.

The following flow chart illustrates our Company’s organizational structure as of March 10, 2017:

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

Life Insurance Products

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker is $57.8 million, accounted for approximately 94.60% of Law Broker’s total net revenues and 88.63% of our total net revenues of life insurance products for the fiscal year ended December 31, 2016, respectively.

•	Individual Whole Life Insurance. The individual whole life insurance products Law Broker distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Law Broker distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products Law Broker distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to sickness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Casualty Insurance. Accidental Injury Insurance is the kind of life insurance that insurance benefit is given when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will. Casualty insurance policies expire when the premium is not paid or a certain age is attained.

•	Investment-oriented Insurance. Investment-oriented insurance products are the market linked insurance plan which also provide life coverage. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, investment-oriented insurance policies are categorized into two broad categories: (1) the death benefit is equal to the higher of insured amount or fund value; (2) the death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Policy Commodity. It is a life insurance policy in which a policy benefit shall all be paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.

•	Travel Accident Insurance. It is a kind of casualty insurance. The travel accident insurance provides monetary compensation in case the insured dies or loses a limb in an accident while he or she is traveling. The premium is based on the days of traveling and the insured amount.

The life insurance products Law Broker distributed in the fiscal year ending December 31, 2016 were primarily underwritten by, in alphabetical order, AIA International Limited, Taiwan Branch, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance IncTaiwan. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and Fubon Life Insurance Co., Ltd. accounted for 33.87%, 11.98%, and 10.24% of our total net revenues in the fiscal year ending December 31, 2016, respectively.

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products is approximately $7.4 million, accounted for 87.67% of Anhou’s total net revenues and approximately 11.37% of our total net revenues of life insurance products for the fiscal year ending December 31, 2016, respectively.

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

The life insurance products Anhou distributed in the fiscal year ending December 31, 2016 were primarily underwritten by, in alphabetical order, Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Taikang Life Insurance Company. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2016.

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

Property and Casualty Insurance Products

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products is $3.3 million, accounted for approximately 5.40% of Law Broker’s total net revenues and 75.99% of our total net revenues of property and casualty insurance products in the fiscal year ending December 31, 2016, respectively.

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

The property and casualty insurance products Law Broker distributed in the fiscal year ending December 31, 2016 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., South China Insurance Co., Ltd., Taian Insurance Co., Ltd., Union Insurance Company, and Zurich Insurance Company.

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and had developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Anhous is $1.0 million, accounted for approximately 12.33% of Anhou’s total net revenues and 24.01% of our total net revenues of property and casualty insurance products for the fiscal year ending December 31, 2016.

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

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2016 were primarily underwritten by, in alphabetical order, Cathay Insurance Co., Ltd., China Pacific (Group) Co., Ltd., Fubon Property& Casualty Insurance Co., Ltd., Huatai P&C Insurance Co., Ltd., and PICC Property and Casualty Co., Ltd.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW shall pay AHFL an execution fee of $8,326,700 (NT$ 250,000,000). The fee will be recorded as revenue upon fulfilling sales target over the next five years. As of September 23, 2013, AHFL has received $8,326,700 (NT$250,000,000) from AIATW under the Alliance Agreement. Pursuant to the Alliance Agreement, AHFL is entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The execution fee may be required to be recalculated if certain performance targets are not met by AHFL.

On September 30, 2014, AHFL entered into an Amendment to Strategic Alliance Agreement (the “First Amendment to Alliance Agreement”) with AIATW. Pursuant to the First Amendment to Alliance Agreement, the expiration date of the Alliance Agreement has been extended from May 31, 2018 to December 31, 2020. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, including the downward adjustment of the performance targets as well as the mechanism and formula calculating the execution fee to be refunded, if any.

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Second Amendment to Alliance Agreement”) with AIATW to further revise certain provisions in the Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW.

Pursuant to the Second Amendment to Alliance Agreement, the expiration date of the Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of execution fees. On March 15, 2016, AHFL unilaterally issued a confirmation letter to AIATW, where it emphasized its commitment to achieve certain sales targets within a specific time frame and covenanted to refund a certain portion of execution fees calculated based on the formula therein upon failure to achieve such sales target, as applicable.

Unified Operating Platform

Law Broker has its own self-developed Unified Operating Platform. Since Law Broker’s establishment in 1992, it has successfully implemented the following components of its operating platform across its branch offices in Taiwan through a hub center located in Taipei:

•	A centralized client and insurance policy management and analysis system, which encompasses our life insurance unit and property and casualty insurance unit, that will better support business operations and facilitate risk control;

•	An integrated administrative and information system, that increases the management efficiency among the subsidiaries, branches and sales departments;

•	A centralized and computerized accounting and financial management system, that increases the commission distribution and enforcement;

•	A human resources management and analysis system; and

•	An e-learning system to provide online training to sales professionals.

Through years of operation, the Unified Operating Platform has proved to be an efficient and streamlined operating system which has contribute to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 30 sales and service outlets (including the headquarters) across Taiwan and 2,523 employees and insurance sales professionals as of December 31, 2016.

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

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1992, it has devoted substantial resources to building up its distribution and service network. Law Broker currently has 30 sales and service outlets spread across Taiwan (including the headquarters), among which, nine are located in the northern region, 13 are located in the central region, five are located in the southern region and two are located in the eastern region. As of December 31, 2016, Law Broker had 2,346 sales professionals and 177 administrative staff members.

The following table sets forth some additional information of Law Broker’s distribution and service network by region as of December 31, 2016:

Region	Number of Sales and Service Outlets	Number of Sales Professionals
Northern region (including the headquarters)	10	608
Southern region	5	518
Central region	13	1,167
Eastern region	2	53
Total	30	2,346

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu, Sichuan, Fujian, Guangdong, Yunnan. As of December 31, 2016, Anhou has two insurance agencies and one insurance brokerage firm, with 2,557 sales professionals and 111 administrative staff members operating across 45 cities within these six provinces.

The following table sets forth some additional information of Anhou’s distribution and service network by province as of December 31, 2016:

Province	Number of Sales and Service Outlets	Number of Sales Agents
Henan	38	1,732
Sichuan	6	444
Jiangsu	1	365
Fujian	1	-
Guangdong	1	16
Yunnan	1	-
Total	49	2,557

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are not its employees.

Customers

As of December 31, 2016, Law Broker had approximately 501,727 customers, among which approximately 82.4% purchased life insurance products and approximately 17.6% purchased property and casualty insurance products from Law Broker.

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

As of December 31, 2016, Anhou had 37,421 customers, among which 99% purchased life insurance products and 1% purchased property and casualty insurance products from Anhou.

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

Insurance Company Partners

We are selective in terms of choosing insurance companies as our partners. We take into consideration a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of December 31, 2016, Law Broker had established business relationships with 21 insurance companies in Taiwan and Anhou had established business relationships with 26 insurance companies in China.

In the fiscal year ended December 31, 2016, Law Broker’s major insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were AIATW, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and TransGlobal Life Insurance Co., Ltd, arranged in alphabetical order. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and Fubon Life Insurance Co., Ltd., accounted for 33.87%, 11.98% and 10.24% Taiwan of the Company’s total net revenues for the year ended December 31, 2016, respectively.

In the fiscal year ended December 31, 2016, Anhou’s major insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Taikang Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2016.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 30 sales and service outlets (including the headquarters) and 2,346 sales professionals and 177 administrative staff members spread over the four regions of Taiwan as of December 31, 2016. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd. Through years of operation, Law Broker has won numerous awards from various Taiwan government authorities for its excellence in the insurance brokerage industry. Among which, from year 2005 to year 2008, Law Broker has won the “Taiwan Insurance Excellence Award - Talent Training” for four consecutive years, the “Taiwan Insurance Excellence Award - E-commerce” in 2009, the “Taiwan Insurance Excellence Award - Customer Service and Personal Training” in 2011, the “Taiwan Insurance Excellence Award - Golden Medal for Information Application, Silver Medal for Personnel Training and Silver Medal for Customer Service” in 2013, the “Insurance Dragon and Phoenix Award” in 2012 and 2013 as well as the Most Desirable Insurance Brokerage Company of Finance Insurance Graduates in 2013. In 2015, Law Broker won the “Insurance Dragon and Phoenix Award” and the “Taiwan Insurance Excellence Award - Silver Medal for Personnel Training and Silver Medal for Customer Service”. The “Taiwan Insurance Excellence Award" is one of most prestigious as well as well-participated insurance events in Taiwan, co-sponsored by the Taiwan Insurance Institute, Taiwan Financial Supervisory Committee and Taiwan Consumer Protection Committee, to encourage the insurance industry participants to actively enhance insurance service quality as well as to improve customer services. In 2016, Law Broker was awarded, as the fifth consecutive year, the “Insurance Dragon and Phoenix Award” for the Most Desirable Insurance Brokerage Company of Finance Insurance Graduates. Law Broker was also approved by the Financial Supervisory Committee as the first insurance brokerage company to operate online insurance business in 2016.

During the past 13 years, Anhou has expanded its business across 45 cities within Henan, Sichuan, Jiangsu, Fujian, Guangdong and Yunnan provinces with 2,557 sales professionals and 111 administrative staff members. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch office across the PRC to carry out the insurance agency business with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

On April 27, 2013, CIRC issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million.

On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million, can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

With the promulgation and implementation of the above-mentioned regulations, we expect a better regulated insurance agency market in China with orderly competition and pursuit for professional excellence, which will accentuate our competitive advantage due to our continuous commitment to quality service. On October 24, 2013, Anhou increased its registered capital to RMB50 million. As of the date of filing of this Annual Report on Form 10-K, Anhou is one of the approximately 100 insurance agencies with a PRC nationwide license. We believe that we will be in a better position to obtain the full support expressly provided in the 2012 Notice from the local CIRC on our expansion strategy nationwide.

Intellectual Property

To protect our intellectual property, we rely on a combination of trademark, copyright and trade secret laws as well as confidentiality agreements with our employees, sales agents, contractors and others.

Law Enterprise and Law Broker jointly own the following registered trademarks in Taiwan:

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

24

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Segments

The Company currently operates as three reporting segments. Revenues, net income and total assets can be found in Item 8 of this Annual Report on Form 10-K.

Employees

As of December 31, 2016, Law Broker has a total of 117 full-time employees and Anhou has 111 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

Insurance Law

The current principal regulation governing insurance in Taiwan is Insurance Law, latest amended on December 28, 2016 by Legislative Yuan, which provided the initial framework for regulating the insurance industry.

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

There are special requirements for agency companies, such as the name of an agent company must contain the words “insurance agency”, and when an agency company applies to operate agency business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid up in cash, according to which, insurance agency companies with business license obtained prior to the implementation of this latest Agent Rule shall adjust their registered capital within five years upon the its implementation.

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

There are special requirements for brokerage companies, such as the name of an brokerage company must contain the words “insurance broker”; when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid up in cash, according to which, insurance brokerage companies with business license obtained prior to the implementation of this latest Broker Rule shall adjust their registered capital within five years upon the its implementation.

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

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on September 14, 2010 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs to unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) passed the salesperson qualification examination held by relevant associations; or (2) have a valid the registration certificate. Once the salespersons passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start attracting insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damage caused by its salesperson.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on July 27, 2016;

•	The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;

•	Value-Added and Non-Value-Added Business Tax Law, latest amended on December 30, 2015; and

•	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on December 30, 2015.

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$90,000 per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 45%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000. Any income beyond such exemption threshold is subject to 17% tax rate on its taxable income.

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

2009 Amendments to the Insurance Law

The 2002 Insurance Law was amended again in 2009 and the amended insurance law, which we refer to as the 2009 Insurance Law, became effective on October 1, 2009. The major amendments to the 2002 Insurance Law include:

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

Regulation of Insurance Agencies

The principal regulation governing insurance agencies is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. According to the Agency Provisions, the establishment of an insurance agency is subject to minimum registered capital requirement and other requirements and the approval of the CIRC. The term “insurance agency” refers to an entity that engages in insurance agency business within the authorization of, and collects commissions from, insurance companies, including the professional insurance agency companies and their branches. The insurance agency shall meet the qualification requirements specified by the CIRC, obtain the license to conduct an insurance agency business with the approval of the CIRC. An insurance agency may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. An insurance agency must have a registered capital of at least RMB2 million ($313,332). Where it is established as a nationwide company, its registered capital must be at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions (the “2013 Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On October 19, 2015, CIRC issued the Decision on Revising Eight Regulations including Provisions on Insurance Companies Setting up Offshore Insurance Organizations, which made certain revisions to the 2013 Agency Provisions (the “2015 Agency Provisions”), among which, (i) eliminate the requirement of prior approval by CIRC to establish an insurance agency; (ii) eliminate the requirement on personnel or senior managers of an insurance agency to obtain certain relevant qualification certificate; or (iii) eliminate the requirement of prior approval by CIRC on split, merger or change of organizational form of an insurance agency company.

On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which, professional insurance agency established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8.1 million), can operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

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

On September 29, 2016, CIRC circulated the Notice on Issuance of Business License to Insurance Intermediaries. In order to promote the sound and steady development of insurance intermediary market, CIRC instructed its local counterparts to focus on the followings factors while managing the business licenses of insurance intermediaries: (i) capital contributions to be self-owned, genuine and legal; (ii) registered capital to be deposited into an escrow account set up with qualified commercial bank; (iii) to maintain sufficient and valid professional liability insurance; (iv) reasonable and viable business model; (v) established corporate governance; and (vi) to undergo mandatorily required risk assessment.

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

Regulation of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. According to this Brokerage Provisions, the establishment of an insurance brokerage is subject to the approval of the CIRC. The term “insurance brokerage” refers to an entity provides brokerages service on the execution of the insurance contract between the insured and the insurance company based on the interests of the insured and collects commission as agreed, including the insurance brokerage companies and their branches, The insurance brokerage shall meet the qualification requirements specified by the CIRC and obtain the license to operate an insurance brokering business with the approval of the CIRC. Insurance brokering business includes both direct insurance brokering, which refers to brokering activities on behalf of insurance applicants or the insured in their dealings with the insurance companies, and reinsurance brokering, which refers to brokering activities on behalf of insurance companies in their dealings with reinsurance companies. An insurance brokerage may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. An insurance brokerage company must have a registered capital or capital contribution of at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Brokerage Provisions (the “2013 Brokerage Provisions”), pursuant to which, CIRC has mandated any insurance brokerage established subsequent to the 2013 Brokerage Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).On October 19, 2015, CIRC issued the Decision on Revising Eight Regulations including Provisions on Insurance Companies Setting up Offshore Insurance Organizations, which made certain revisions to the 2013 Agency Provisions (the “2015 Brokerage Provisions”), among which, (i) eliminate the requirement of prior approval by CIRC to establish an insurance brokerage company; (ii) eliminate the requirement on personnel or senior managers of an insurance brokerage company to obtain certain relevant qualification certificate; or (iii) eliminate the requirement of prior approval by CIRC on split, merger or change of organizational form of an insurance brokerage company.

On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which, professional insurance brokerage established prior to the issuance of the Decision on Revising the Brokerage Provisions, with registered capital less than RMB50 million ($8.1 million), can operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

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

Regulation of Insurance Brokerage Practitioner and Insurance Adjustment Practitioners

The principal regulation governing insurance brokerage practitioners and insurance adjustment practitioners is the Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners issued by the CIRC on January 6, 2013 and effective on July 1, 2013. To engage in the insurance brokerage activities as an insurance brokerage practitioner, or in the insurance adjustment activities as an insurance adjustment practitioner, a person first must pass the qualification examination organized by the CIRC for the insurance brokerage practitioners or for the insurance adjustment practitioners to obtain a “Qualification Certificate of Insurance Brokerage Practitioners” or a “Qualification Certificate of Insurance Adjustment Practitioners”. The person must have a tertiary education or above to be qualified for the examination. In addition to the qualification certificate, a person also must be registered with the CIRC’s Insurance Intermediary Supervision Information System and obtain a “Practice Certificate of Insurance Brokerage Practitioners” or “Practice Certificate of Insurance Adjustment Practitioners” issued by the insurance brokerage firm or insurance claims adjusting company to which he or she belongs in order to conduct insurance brokerage or claims adjustment activities. An insurance brokerage practitioner is not allowed to conduct insurance brokerage activities on behalf of himself or herself. On August 3, 2015, CIRC issued the 2015 Notice, pursuant to which, the qualification certificate is no more a pre-requisite condition for insurance intermediary practitioners (including insurance adjustment practitioners) to practice, instead, the insurance intermediary companies where such practitioners work shall complete the practitioners registration for them and conduct professional training. CIRC branches shall not accept any application for qualification approval of insurance brokerage practitioners any more.

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

According to the latest Catalogue of Industries for Guiding Foreign Investment (2015 Revision) issued by Ministry of Commerce on March 10, 2015 with effective date on April 10, 2015, both the insurance agency and insurance brokerage do not fall into the prohibited or restricted category any more. On January 12, 2017, the State Council issued the Notice on Certain Measures to Strengthen Opening up and Utilization of Foreign Investment, pursuant to which, restrictions on foreign investors entry into the industry of insurance institutions and insurance intermediaries within China will be further relaxed. However, as these regulations are still relatively new, local CIRC counterparts may have different interpretations. Based on the consultation by the Company with the relevant local counterparts of CIRC, they are of the view that the proportion of foreign investment in insurance intermediaries shall not exceed 24.9%.

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

On June 9, 2016, SAFE issued the Notice on Reforming and Regulating Management Policies of Settlement of Foreign Exchange under Capital Accounts, pursuant to which, the domestic entity may, depending on its actual operation need, settle its revenue in foreign currency with the bank, provided such revenue falls into those under capital accounts with explicit policy on settlement by willingness; while for those revenue under capital accounts still subject to restrictive regulations, such applicable policies shall prevail.

On January 26, 2017, SAFE issued the Notice on Further Promoting the Reform of Foreign Exchange Management and Strengthening Verification on Authenticity and Legality, pursuant to which, banks are mandated to strengthen verification on authenticity and legality on foreign exchange conversion and remittance offshore.

PRC Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

•	Wholly Foreign-Owned Enterprise Law (2016), as amended or revised; and

•	Wholly Foreign-Owned Enterprise Law Implementing Rules (2016 Revision), as amended or revised.

Under these regulations, wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards. In addition, these wholly foreign-owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the accumulative amount of such fund reaches 50% of its registered capital. These reserve funds are not distributable as cash dividends. On January 19, 2015, MOFCOM published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, including the Foreign-Invested Enterprise Law.

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

PRC Business Tax and Implementation of VAT

Taxpayers providing taxable services in China were required to pay a business tax at a normal tax rate of 5% of their revenues, unless otherwise provided. According to the Announcement on the VAT Reform Pilot Program of the Transportation and Selected Modern Service Sectors issued by the State Tax Bureau in July 2012, the transportation and some selected modern service sectors, including research and development and technical services, information technology services, cultural creative services, logistics support services, tangible personal property leasing services, and assurance and consulting service sectors, should pay value-added tax instead of business tax based on a predetermined timetable (hereinafter referred to as the “VAT Reform”), effective September 1, 2012 for entities in Beijing and October 1, 2012 for entities in Jiangsu. In March 2016, the PRC State Council further expanded the application of VAT to several other key sectors, including real estate, construction, financial services and lifestyle services, effective May 1, 2016.

As of December 31, 2016, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the Securities and Exchange Commission, are available free of charge through our Web site (http://cuis.asia/cuis_en, under the Investor Relations section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the Securities and Exchange Commission. The inclusion of our Web site address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, such Web sites.

ITEM 1A. RISK FACTORS

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

Law Broker’s executive office and substantial assets are located in Taiwan and most of our revenues are derived from our operations in Taiwan currently. Accordingly, our business, financial condition and results of operations and the market price of our common shares may be affected by changes in Taiwan governmental policies, taxation, inflation or interest rates and by social instability and diplomatic and social developments in or affecting Taiwan which are outside of our control. Taiwan has a unique international political status. Since 1949, Taiwan and the Chinese mainland have been separately governed. The PRC claims it is the sole government in China and that Taiwan is part of China. Although significant economic and cultural relations have been established between Taiwan and the PRC, such as the engagement of Economic Cooperation Framework Agreement (“ECFA”) in 2010 and Cross-strait Investment Protection and Promotion Agreement in 2012, relations may become strained again. On June 21, 2013, Association for Relations Across the Taiwan Straits of the PRC and Straits Exchange Foundation of Taiwan entered into the Cross-Strait Agreement on Trade in Services, with the aim of smoothing and extending the cooperation between the PRC and Taiwan accordingly. However, as of the date of this Annual Report on Form 10-K, the Taiwan government has not approved Cross-Strait Agreement on Trade in Services. The PRC government has refused to renounce the use of military force to gain control over Taiwan. Past developments in relations between the Taiwan and the PRC have on occasion depressed the market prices of the securities of companies in Taiwan. Relations between the Taiwan and the PRC and other factors affecting military, political or economic conditions in Taiwan could materially and adversely affect our financial condition and results of operations, as well as the market price and the liquidity of our securities. In addition, the complexities of the relationship between the Taiwan and PRC require companies involved in cross-strait business operations to carefully monitor its actions and manage its relationships with both Taiwan and PRC governments. We cannot assure you that we will be able to successfully manage our relationships with the Taiwan and PRC governments for our cross-strait business operations, which could have an adverse effect on our ability to expand our business and conduct cross-strait business operations.

Sales of our products are concentrated in a few select markets. Adverse developments in these markets could have a material and disproportionate impact on us.

Our revenues are highly concentrated in a few select markets, including Taiwan and PRC. Net revenues generated from sales to customers in Taiwan and PRC, in the aggregate, accounted for 100% of the Company’s net revenues for the years ended December 31, 2016 and 2015, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects.

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

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 30 sales and service outlets (including the headquarters) and 2,523 employees and sales professionals as of December 31, 2016. Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in six provinces and 49 service outlets as of December 31, 2016. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

We are engaged in the insurance agency and brokerage business and derive revenues primarily from commissions and fees paid by the insurance companies whose policies our customers purchase. The commission and fee rates are set by insurance companies and are based on the premiums that the insurance companies charge. Commission and fee rates and premiums can change based on the prevailing economic, regulatory, taxation-related and competitive factors that affect insurance companies. These factors, which are not within our control, include the ability of insurance companies to place new business, underwriting and non-underwriting profits of insurance companies, consumer demand for insurance products, the availability of comparable products from other insurance companies at a lower cost, the availability of alternative insurance products such as government benefits and self-insurance plans, as well as the tax deductibility of commissions and fees and the consumers themselves. In addition, premium rates for certain insurance products, such as the mandatory automobile liability insurance that each automobile owner in Taiwan and the PRC is legally required to purchase, are tightly regulated by Insurance Bureau of FSC in Taiwan and CIRC in PRC.

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

In the fiscal year ended December 31, 2016, Law Broker’s major insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were AIATW, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobal Life Insurance Co., Ltd, arranged in alphabetical order. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and Fubon Life Insurance Co., Ltd. accounted for 33.87%, 11.98%, and 10.24% of our total net revenues in the fiscal year ending December 31, 2016, respectively.

In the fiscal year ended December 31, 2016, Anhou’s major insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Taikang Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2016.

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

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. To obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for five years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of December 31, 2016, all of Law Broker’s sales professionals had received and held a valid registration certificate.

If we fail to maintain an effective system of internal controls over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

As a public company, we are subject to reporting obligations under U.S. securities laws. Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 and the related rules adopted by the Securities and Exchange Commission, every public company is required to include a management report on our Company’s internal controls over financial reporting (“ICFR”) in its annual report, which contains management’s assessment of the effectiveness of the company’s internal controls over financial reporting.

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

Our Company’s affiliates have significant control over matters requiring approval by shareholders.

The affiliates of our Company hold 100% of our Company’s outstanding preferred shares, approximately 31.4% of our Company’s outstanding common shares, and approximately 48.8% of the voting power of our Company as of March 10, 2017 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, our Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our board of directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of our Company’s affiliates may not always coincide with the interests of our other shareholders and as such our Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

Fluctuation in the value of the RMB may have a material adverse effect on your investment.

The change in value of the RMB against the U.S. dollar, the Euro and other currencies is affected by changes in China's political and economic conditions, among other things. On July 21, 2005, the PRC government changed its decade-old policy of pegging the value of the RMB to the U.S. dollar. Under the new policy, the RMB is permitted to fluctuate within a narrow and managed band against certain foreign currencies. While the international reaction to the RMB revaluation has generally been positive, there remains significant international pressure on the PRC government to adopt an even more flexible currency policy, which could result in a further and more significant appreciation of the RMB against the U.S. dollar. As a portion of our costs and expenses is denominated in RMB, the revaluation in July 2005 and potential future revaluation has and could further increase our costs. In addition, any significant revaluation of the RMB may have a material adverse effect on our financial condition. For example, to the extent that we need to convert U.S. dollars we receive from financings into RMB for our operations, appreciation of the RMB against the U.S. dollar would have an adverse effect on the RMB amount we receive from the conversion. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of making payments for business purposes, appreciation of the U.S. dollar against the RMB would have a negative effect on the U.S. dollar amount available to us.

We are a holding company and depend upon the earnings of our subsidiaries.

We are a holding company and conduct all our operations through our subsidiaries. All of our operating income is generated by our operating subsidiaries. We primarily rely on dividends and other advances and transfers of funds from our subsidiaries, to provide the funds necessary to meet our debt service obligations or to pay dividends. Although we are the majority stockholder, directly or indirectly, of each of our operating subsidiaries and therefore able to control their respective declaration of dividends, applicable laws may prevent our operating subsidiaries from being able to pay such dividends. In addition, such payments may be restricted by claims against our subsidiaries by their creditors, such as suppliers, vendors, lessors, and employees, and by any applicable bankruptcy, reorganization, or similar laws applicable to our operating subsidiaries. The availability of funds, and therefore the availability of our operating subsidiaries to pay dividends or make other payments or advances to us, will depend upon their operating results.

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

On January 19, 2015, MOFCOM published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. This Draft Foreign Investment Law, once promulgated, will replace and integrate the three existing laws over foreign investment, the Law of the PRC on Chinese-Foreign Equity Joint Ventures, the Wholly Foreign-owned Enterprise Law and the Law of the PRC on Sino-foreign Cooperative Enterprises. The Draft Foreign Investment Law was formulated with a view to opening wider to the outside, promoting and regulating foreign investment, protecting the legitimate rights and interests of foreign investors, safeguarding national security and public interests, and facilitating the healthy development of the socialist market economy. MOFCOM has requested comments from the public on the draft Law by February 17, 2015.

Some of the more significant concepts in the Foreign Investment Law include the following:

Effective Control

The proposed law has adopted the concept of effective control in the foreign investment area. The Draft Foreign Investment Law stipulates that a company established in China but controlled by foreign investors shall be deemed a foreign investor and foreign entities controlled by Chinese investors can, under some circumstances, be deemed Chinese domestic investors. According to Draft Foreign Investment Law, “control” refers to several circumstances including the contractual control by exercising decisive influences on the operation, finance, personnel or technology of the enterprise by contract, trust or other means.

Negative List Management

Most foreign investments will not need pre-approval as was previously required. It means that the Chinese market could be more open and efficient in some sectors to set up foreign invested companies. However, the Draft Foreign Investment Law sets out a Negative List, or Catalogue of Prohibitions. Foreign investors are not allowed to invest in any sector set out in the Catalogue of Prohibitions. Further, a Catalogue of Restrictions will set forth those sectors with restrictions imposed on foreign investors. The use of Negative lists represents a method of management or administration of foreign investments.

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

Supervision and Inspection

The Draft Foreign Investment Law establishes a mechanism for the supervision and inspection of foreign investors and foreign invested enterprises from industrial and commercial, taxation, foreign exchange, auditing and other administrative departments. The government’s focus on foreign investments and foreign investment management has shifted from the approval prior to a foreign invested company being established to the supervision and inspection after it is set up.

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

Though subsequent to PRC’s accession to WTO, the restrictions on foreign investment in insurance intermediaries have been relaxed, except those on qualifications as well as capital requirement of the investors, the interpretations of local counterparts of CIRC have not been clear and consistent, especially on the proportion of foreign investment. We rely on contractual arrangements with Anhou to operate our business in China. If we had direct ownership of Anhou and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Anhou and its subsidiaries, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on Anhou and its shareholders’ performance of their contractual obligations to exercise effective control. In addition, our contractual arrangements generally have a term of ten-year with an automatic extension of another ten-year term unless our PRC subsidiary, CU WFOE, determines otherwise. Though neither Anhou nor its shareholders has any right under these agreements to terminate such agreements prior to the expiration date, we may not be able to strictly enforce these agreements in case they choose to do so, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable outside PRC. Certain affiliates of our Company are also directors and executive officers of our Consolidated Affiliated Entities. In addition, though Anhou is under the effective control of CU WFOE through these contractual arrangements, the shareholders and officers of Anhou may not act in the best interests of our company or may not perform their obligations under these agreements, including the obligation to renew these agreements when their initial ten-year term expires. Furthermore, as all of Anhou’s assets are located in China, if Anhou or its shareholders determine to terminate the VIE Agreements, the unaffiliated investors will have little or no recourse against them. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Anhou. Therefore, these contractual arrangements may not be as effective as direct ownership in providing us with control over these Consolidated Affiliated Entities.

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

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Since both of CU WFOE and Anhou are under our common control, either under direct ownership or through contractual arrangements, and certain our officers and directors used to be and are currently the employees of Anhou and its subsidiaries (for example, Tung Chi Hsieh and Te Yun Chiang, our Chief Operating Officer and Chief Technology Officer, also act as Division Chief of Management and Manager of Jiangsu Law respectively, and Wen Yuan Hsu, our Chief Marketing Officer, also acts as the General Manager of Sichuan Kangzhuang), the VIE Agreements are likely to be deemed as arrangements between related parties. In addition, CU WFOE has been granted substantial unilateral right under the VIE Agreements. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our PRC subsidiary and Anhou are not on an arm’s-length basis and adjust the income of Anhou in the form of a transfer pricing adjustment, where the relevant PRC tax authorities may, in their discretion, disregard the tax filing of Anhou and impose a different tax amount payable by Anhou. A transfer pricing adjustment could among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Anhou, which could in turn increase their respective tax liabilities. Moreover, the PRC tax authorities may impose interest and other penalties on Anhou for underpayment of taxes. Though we have not encountered any challenge or transfer pricing adjustment by the PRC tax authorities so far, we could not assure you that the PRC tax authorities will not do so in the future. Our consolidated net income may be materially and adversely affected by the occurrence of any of the foregoing.

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

Any capital contribution we make to our PRC subsidiary, shall be filed with the PRC Ministry of Commerce or its local counterparts and settled with banks where we have opened capital account and registered with the SAFE or its local counterparts. Such filings and settlement shall depend on the efficiency the relevant government authority and banks and might be time consuming while their outcomes would be uncertain. The registered capital of CU WFOE is $300,000 and has been contributed.

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

To better operate our business, some of our directors and officers reside in the PRC or Taiwan, our service of process on such directors and officers may be difficult to effect within the United States. Also, with respect to the assets for overseas operation, any judgment obtained in the United States against us may not be enforceable outside the United States.

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

The value of the New Taiwanese Dollar (“NTD” or “NT$”) against the US dollar (“US$”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of December 31, 2016, the exchange rate of NT$ to the US$ was NT$1=US$0.03104.

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

Sensitivity analysis

The following table indicates the instantaneous change in our Company's (loss) / profit after tax (and accumulated losses) that would arise if foreign exchange rates at the reporting date had changed at that date, assuming all other risk variables remained constant.

For the year ended December 31, 2016
Depreciation in NTD	Decrease in net income	Decrease in retained earnings
3%	$187,857	$85,430

The weakening of the US Dollar against the above currencies by the same percentages would have had the equal but opposite effect on the above currencies to the amounts shown above, on the basis that all other variables remain constant.

The sensitivity analysis assumes that the change in foreign exchange rates had been applied to re-measure those financial instruments held by our Company which expose our Company to foreign currency risk at the reporting date. The analysis excludes differences that would result from the translation of the financial statements of foreign operations into our Company's presentation currency.

Risks Related to Doing Business in China

Our limited operating history in China, especially our limited experience in distributing property and casualty insurance products may not provide an adequate basis to judge our future prospects and results of operations.

We have a limited operating history in China. Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Anhou started distributing automobile insurance business in 2010. Life insurance products distributed by Anhou accounted for 87.7% of Anhou’s total net revenues in the fiscal year ending December 31, 2016. Property and casualty insurance products distributed by Anhou accounted for 12.3% of Anhou’s total net revenues in the fiscal year ending December 31, 2016. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

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

The principal regulation governing insurance agencies in China is the Provisions on the Supervision and Administration of Specialized Insurance Agencies (the “Agency Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009 (restated on October 19, 2015), which replaced the Provisions on the Administration of Insurance Agencies issued by the CIRC on December 1, 2004 and effective on January 1, 2005. The Agency Provisions have not only set forth the market entrance standards for applicants to establish an insurance agency, but also stipulate the qualification criteria of senior management for such insurance agency. The Agency Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. The principal regulation governing insurance brokerages in China is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009 (restated on October 19, 2015), which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. The Brokerage Provisions have not only set forth the market entrance standards for applicants to establish a brokerage firm, but also stipulate the qualification criteria of senior management for such brokerage firm. The Brokerage Provisions have also provided general rules on business operations as well as granted relatively broad supervision rights to the CIRC. On January 6, 2013, CIRC issued Measures on the Supervision of Insurance Salespersons and Measures on the Supervision of Insurance Brokerage Practitioners and Insurance Adjustment Practitioners, which sets forth a higher academic requirement for candidates to take the qualification examination for the insurance agency and brokerage practitioners organized by the CIRC. On August 3, 2015, CIRC issued the 2015 Notice, pursuant to which, in lieu of the qualification examination/test previously required for insurance salesperson, insurance agency practitioners and insurance brokerage practitioners, CIRC only requires their companies to complete such practitioner registrations on their behalves and conduct professional training on them. The enactment of any new laws and regulations in replacement of the above-mentioned laws or the change of interpretations of any such current laws and regulations may have a significant impact on the operation and financial results of our Company.

For an expanded discussion of the material regulations affecting our Company, please review the discussion located under the “Regulation” heading in the “Corporate History and Structure” section of this annual report.

Further development of regulations in China may impose additional costs and restrictions on our activities.

China’s insurance regulatory regime is undergoing significant changes. Some of these changes and the further development of regulations applicable to us may result in additional restrictions on our activities or more intensive competition in this industry. For example, under the provisions for administration of professional insurance agencies and brokerages promulgated on September 25, 2009, insurance agencies and brokerage companies are required to increase their guaranty deposit, which generally cannot be withdrawn without the CIRC’s approval, when they open any new branches. Furthermore, pursuant to the provisions, the minimum registered capital requirements for insurance agencies and brokerages were increased substantially. Under the provisions for administration of professional insurance agencies and brokerages promulgated on October 19, 2015, CIRC now allows professional insurance agency companies and insurance brokerage companies to more freely use their guaranty deposit under the following circumstances, among which: (i) reduction in their registered capital; (ii) cancellation of their licenses; (iii) purchase of qualified professional liability insurance; or (iv) other circumstances as set forth by CIRC, provided that a written report be submitted within 5 days of such use. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions and Decision on Revising the Brokerage Provisions, pursuant to which, CIRC has mandated any insurance agency and insurance brokerage established subsequent to the Decisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million). On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which, professional insurance agencies and insurance brokerages established prior to the issuance of the above Decisions, with registered capital less than RMB50 million($8.1 million), can continuously operate their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office. See “Corporate History and Structure - Regulation.” In addition, the CIRC issued an Opinion of CIRC on Reforming and Improving the Management System of Insurance Salespersons in September 2010 (the “Reforming Opinion”), which requires the insurance companies and insurance intermediaries to build up a clear legal relationship with the insurance salespersons, improve the fundamental protection rights of the insurance salespersons, and encourage the insurance companies and insurance intermediaries to actively explore new models and marketing channels for insurance sales system. On September 14, 2012, CIRC issued another opinion to reiterate and push forward the Reforming Opinion above.

Adverse changes in economic and political policies of the PRC government could have a material adverse effect on the overall economic growth of China, which could adversely affect our business.

We conduct our business in China primarily through our PRC subsidiary and Consolidated Affiliated Entities. Accordingly, our results of operations, financial condition and prospects in China are subject to a significant degree to economic, political and legal developments in China. China’s economy differs from the economies of most developed countries in many respects, including with respect to the amount of government involvement, level of development, growth rate, control of foreign exchange and allocation of resources. While the PRC economy has experienced significant growth in the past 40 years or so, growth has been uneven across different regions and among various economic sectors of China and has been slowed down during the past few years. The PRC government has implemented various measures to encourage economic development and guide the allocation of resources. While some of these measures benefit the overall PRC economy, they may also have a negative effect on us. For example, our financial condition and results of operations may be adversely affected by government control over capital investments or changes in tax regulations that are applicable to us.

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

The PRC government imposes controls on the convertibility of the RMB into foreign currencies and, in certain cases, the remittance of currency out of China. Under existing PRC foreign exchange regulations, payments of current account items, including profit distributions, interest payments and expenditures from trade-related transactions, can be made in foreign currencies without prior approval from the SAFE by complying with certain procedural requirements. But approval from appropriate government authorities is required where RMB is to be converted into foreign currency and remitted out of China to pay capital expenses such as the repayment of loans denominated in foreign currencies. The PRC government may also at its discretion restrict access in the future to foreign currencies for current account transactions, and the recent drop in foreign exchange reserve of PRC has made it more likely to impose tighter control on foreign currency conversion and remittance offshore. Under our current corporate structure in the PRC, the primary source of our income at the holding company level from our PRC operations is dividend payments from our PRC subsidiary. Shortages in the availability of foreign currency may restrict the ability of our PRC subsidiary and our Consolidated Affiliated Entities to remit sufficient foreign currency to pay dividends or other payments to us, or otherwise satisfy their foreign currency denominated obligations. If the foreign exchange control system in China prevents us from obtaining sufficient foreign currency to satisfy our currency needs, we may not be able to pay dividends in foreign currencies to our shareholders.

We rely principally on dividends and other distributions on equity paid by our subsidiary to fund any cash and financing requirements we may have, and any limitation on the ability of our subsidiary to make payments to us could have a material adverse effect on our ability to conduct our business.

We are a holding company, and in the PRC we rely principally on dividends from our PRC subsidiary in China and service, license and other fees paid to our PRC subsidiary by our Consolidated Affiliated Entities for our cash requirements, including any debt we may incur. Current PRC regulations permit our PRC subsidiary to pay dividends to us only out of their accumulated profits, if any, determined in accordance with PRC accounting standards and regulations. In addition, our PRC subsidiary is required to set aside at least 10% of its after-tax profits each year as reported in its PRC statutory financial statements, if any, to fund a statutory reserve until such reserve reaches 50% of its registered capital, and our PRC subsidiary that is considered foreign-invested enterprises is required to further set aside a portion of its after-tax profits as reported in its PRC statutory financial statements to fund the employee welfare fund at the discretion of the board. These reserves are not distributable as cash dividends. However, according to the Draft Foreign Investment Law, which may replace the Wholly Foreign-owned Enterprise Law once promulgated, no such reserve is required. Furthermore, if our PRC subsidiary and Consolidated Affiliated Entities in China incur debt on their own behalf in the future, the instruments governing the debt may restrict their ability to pay dividends or make other payments to us. In addition, the PRC tax authorities may require us to adjust our taxable income under the contractual arrangements we currently have in place in a manner that would materially and adversely affect our PRC subsidiary’s ability to pay dividends and other distributions to us.

The PRC subsidiary has not made any profits to date and as a result has no accumulated profits available for the purposes of dividend distribution. Even though we expect the PRC subsidiary to become profitable in 2017, we intend to use any profits to fund our business operations or expansion of our business.

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

We may have difficulty establishing adequate management, legal and financial controls in the PRC.

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

The Chinese government has enacted significant laws and regulations dealing with matters such as corporate organization and governance, foreign investment, commerce, taxation and trade. However, their experience in implementing, interpreting and enforcing these laws and regulations is limited, and our ability to enforce commercial claims or to resolve commercial disputes is unpredictable. Our Company faces the risk that the parties to contracts may seek ways to terminate the transactions. For example, management of our Consolidated Affiliated Entities may hinder or prevent us from accessing important information regarding the financial and business operations of the Consolidated Affiliated Entities or refuse to pay us contractual consideration due under the VIE Agreements. The resolution of these matters may be subject to the exercise of considerable discretion by agencies of the Chinese government, and forces unrelated to the legal merits of a particular matter or dispute may influence their determination. Any rights we may have to specific performance, or to seek an injunction under the PRC laws, in either of these cases, are severely limited, and without a means of recourse by virtue of the Chinese legal system, we may be unable to prevent these situations from occurring. The occurrence of any such events could have a material adverse effect on our business, financial condition and results of operations. Although legislation in China over the past 40 years or so has significantly improved the protection afforded to various forms of foreign investment and contractual arrangements in China, these laws, regulations and legal requirements are relatively new and their interpretation and enforcement involve uncertainties, which could limit the legal protection available to us, and our stockholders. The inability to enforce or obtain a remedy under any of our existing or future agreements could result in a significant loss of business, business opportunities or capital and could have a material adverse impact on our operations.

Certain affiliates of ours are also directors and executive officers of our Consolidated Affiliated Entities. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/ she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant PRC company pursuant PRC laws and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant PRC company. For example, it may be possible for management of Anhou to breach the VIE agreements and while their actions may be in violation of US laws they could be legal in the PRC. Any judgment for violation of fiduciary duty under U.S. law may not be enforceable outside the United States. It may not be possible to effect service of process within the United States or elsewhere outside China upon certain our directors or senior executive officers residing in China, irrespective of matters arising under U.S. federal securities laws or applicable state securities laws. Any court judgment of United States for violation of fiduciary duty under U.S. law may not be enforceable in the PRC due to the lack of bilateral treaties between PRC and the United States providing for the reciprocal recognition and enforcement of civil judgment of courts.

Risks Relating to Ownership of Our Shares

You may not be able to liquidate your investment since there is no assurance that a public market will develop for our common stock or that our common stock will ever be approved for trading on a recognized exchange.

There is no established public trading market for our securities. Though we have engaged a market maker to apply for a quotation on the OTCQB in the United States and obtained the approval for trading, our shares are not and have not been listed on any recognized exchange. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. In the absence of a regular trading market, you may be unable to liquidate its investment, which will result in the loss of your investment.

We have no plans to declare any dividends to shareholders in the near future.

We currently intend to retain our future earnings, if any, to support our operations and to finance expansion. The declaration, and amount of any future dividends will be made at the discretion of the board of directors, and will depend upon, among other things, the results of our operations, cash flows and financial condition, operating and capital requirements, and other factors as our board of directors considers relevant. There is no assurance that future dividends will be paid, and, if dividends are paid, there is no assurance with respect to the amount of any such dividend. If you require dividend income, you should not rely on an investment in our Company. Income received from an investment in our Company will only come from a rise in the market price in our Company’s stock, which is uncertain and unpredictable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Facilities

Law Enterprise and Law Broker shared the same address as their registered address, which is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters of office space. The lease is between Pon-Chen Co., Ltd. and Law Broker, for two years commencing from June 1, 2015 to May 31, 2017 and with a monthly rent of $11,562 (NT$373,251). Law Broker has also entered into 50 leases for each of its sales and service outlets and training centers (excluding its headquarters), with an aggregate office size of 18,036 square meters for an aggregate monthly fee of $125,132 (NT$4,030,989). Set forth below is a summary of our lease arrangements for the key offices and branches of our Company.

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

Sichuan Kangzhuang’s office is located at A and B areas, 14th Floor Renbao Building, No. 57 Dongyu Street, Jinjiang District, Chengdu City, Sichuan province, China, with 8,353 square feet (776 square meters) of office space. The lease was between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang. The lease term is from September 1, 2006 to August 31, 2011 for four years, with rent of approximately $4,862 (RMB31,040) per month, to be increased by 8% per annum commencing from September 1, 2008, payable every three months. Upon the expiration of the above lease, Sichuan Kangzhuang entered into a new lease with People's Insurance Company of China, Sichuan Branch, which is located at B area, 14th Floor Renbao Building, No.57 Dongyu Street, Chengdu City, Sichuan province, China, with 6,672 square feet (612 square meters) of office space. The lease term is from September 1, 2011 to August 31, 2014 for three years, with rent of $5,313 (RMB33,652) per month in the first year commencing from September 1, 2011, $5,844 (RMB37,017) per month in the second year commencing from September 1, 2012, $6,429 (RMB40,719) per month in the third year commencing from September 1, 2013, payable every three months. On August 8, 2014, the lease was renewed and the term was extended to August 31, 2017 for three years, with rent of $5,992 (RMB41,606) per month payable every three months.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 21,527 square feet (2,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. The lease term is from January 1, 2014 to December 31, 2019 for five years, with rent of approximately $12,241 (RMB 85,000) per year, payable every year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII” since August 2012 and further uplisted from OTCBB to OTCQB in October 2016. The latest available closing price of our common stock prior to March 14, 2017 was US$5.00.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2016
	Low	High
First Quarter ended March 31, 2016	$6.90	$11.90
Second Quarter ended June 30, 2016	$5.00	$11.90
Third Quarter ended September 30, 2016	$8.05	$9.80
Fourth Quarter ended December 31, 2016	$5.06	$10.25

Shareholders

As of December 31, 2016, there were 160 record owners of our common stock and one record owner of our preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the AHFL Acquisition Agreement dated August 24, 2012 and its amendments on March 14, 2013, March 13, 2015, February 17, 2016 and August 8, 2016, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the AHFL Acquisition Agreement, our Company committed to create an employee stock pool or similar plan consisting of up to 5 million shares of common stock to be granted to employees of affiliated entities of our Company (including Law Broker employees). Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the board of directors of Law Broker may submit its recommendation to our Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by our Company. As of March 10, 2017, we has not yet set up the ESOP.

Options and Warrants

As of March 10, 2017, we had no outstanding options or warrants.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated statement of operations data for the years ended December 31, 2016, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

On January 17 2014, our board of directors approved a change in our fiscal year end to December 31 from June 30.

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

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2016	2015	2014

Revenues	$69,934,006	$55,023,766	$47,449,962
Cost of revenue	46,554,495	35,423,762	30,408,118

Gross profit	23,379,511	19,600,004	17,041,844

Operating expenses:
Selling	2,842,744	3,084,408	4,034,409
General and administrative	13,852,277	12,675,171	11,971,863
Total operating expense	16,695,021	15,759,579	16,006,272

Income from operations	6,684,490	3,840,425	1,035,572

Other income (expenses):
Interest income	208,665	230,509	229,317
Interest expenses	(19,722)	(654)	-
Dividend income	273,873	-	-
Other - net	(8,125)	150,071	365,225
Total other income (expenses)	454,691	379,926	594,542

Income before income taxes	7,139,181	4,220,351	1,630,114
Income tax expense	2,119,598	1,519,226	1,672,840

Net income (loss)	5,019,583	2,701,125	(42,726)
Net income attributable to the noncontrolling interest	2,127,428	1,623,198	865,406
Net income (loss) attributable to parent's shareholders	2,892,155	1,077,927	(908,132)

Other comprehensive items
Foreign currency translation gain (loss)	(30,045)	(329,562)	(268,695)
Other	42,202	310	(6,298)

Other comprehensive income (loss) attributable to parent's shareholder	12,157	(329,252)	(274,993)
Other comprehensive items attributable to noncontrolling interest	147,487	(477,738)	(346,783)

Comprehensive income (loss) attributable to parent's shareholders	$2,904,312	$748,675	$(1,183,125)
Comprehensive income (loss) attributable to noncontrolling interest	$2,274,915	$1,145,460	$518,623

Weighted average shares outstanding:
Basic	29,452,669	29,365,834	29,100,503
Diluted	30,476,258	30,365,834	29,100,503

Income per share:
Basic	$0.098	$0.037	$(0.031)
Diluted	$0.095	$0.035	$(0.031)

Selected Consolidated Balance Sheet Data

	As of December 31,
	2016	2015
Total assets	$51,407,543	$39,401,816
Total current liabilities	21,289,779	13,560,879
Total long-term liabilities	5,770,234	6,594,530
Total shareholders' equity	24,347,530	19,246,407

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Part II, Item 8 of this Form 10-K Report.

Overview

We are a Delaware corporation organized on June 4, 2010 by Mr. Mao as a listing vehicle for CU Hong Kong to be quoted on the Over the Counter Bulletin Board. CU Hong Kong, a wholly owned Hong Kong-based subsidiary of our Company, was founded by us on July 12, 2010 under Hong Kong laws. On October 20, 2010, CU Hong Kong founded a wholly foreign owned enterprise CU WFOE in Henan province in the PRC.

On January 16, 2011, we issued 20,000,000 shares of common stock, $0.00001 par value per share, to several non-U.S. persons for $300,000 in cash invested in our subsidiaries.  The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended. The consideration was paid as of June 30, 2012. On January 28, 2011, we increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common and 10,000,000 shares of preferred stock.

Anhou was founded in Henan province of the PRC on October 9, 2003. Anhou provides insurance agency services in the PRC.

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf. On September 26, 2013, the Anhou New Investors and the Anhou Original Shareholders entered into a shareholders’ resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million. On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements with Anhou Existing Shareholders, pursuant to which Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu for an aggregate transfer price of RMB10 million. Mr. Hu is currently the legal representative and the sole director of Anhou. On October 24, 2013, Anhou completed the registration with local Administration Industry and Commerce (“AIC”). The new business license was issued to Anhou on October 25, 2013. On November 17, 2016, Li Chen and Chunyan Lu entered into a share transfer agreement, pursuant to which Li Chen agreed to transfer all of his equity interest in Anhou to Chunyan Lu for an aggregate consideration of RMB3 million.

The registered capital increase of Anhou is in response to the promulgations of certain regulations by CIRC. On April 27, 2013, CIRC issued the Decision on Revising the Agency Provisions, pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million. On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million, can continue operation of their existing business within the provinces where they have the registered office or branch office, but shall not set up any new branches in any province where they do not have the registered office or any branch office.

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, has a registered capital in the amount of RMB10 million. The branch offices of Anhou were all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in Mainland China.

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

Sichuan Kangzhuang was founded on September 4, 2006 in Sichuan province in the PRC and provides insurance agency services in the PRC.  On August 23, 2010, at Sichuan Kangzhuang’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB532,622. On September 6, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Sichuan Kangzhuang. Sichuan Kangzhuang then had net liabilities of RMB219,123. Goodwill of RMB751,745 was therefore recorded. However, Sichuan Kangzhuang suffered loss since the acquisition, indicating the impairment of goodwill. As of December 31, 2014, the carrying value of the goodwill was fully impaired.

Jiangsu Law was founded on September 19, 2005 in Jiangsu Province in the PRC and provides insurance brokerage services in the PRC. On August 12, 2010, at Jiangsu’s general meeting of shareholders, its shareholders voted to sell their shares to Anhou for RMB518,000 and Anhou increased Jiangsu Law’s paid-in capital to RMB10,000,000 from RMB5,180,000 on January 18, 2011 to meet the PRC paid-in capital requirements for insurance brokerage companies. On September 28, 2010, the equity transfer agreements were signed between Anhou and each shareholder of Jiangsu. On acquisition date, Jiangsu had net assets of RMB2,286,842. Based on the purchase price allocation, the fair value of the identifiable assets and liabilities assumed exceeded the fair value of the consideration paid. As a result, our Company recorded a gain on acquisition of RMB1,768,842.

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications and capital requirements of the investors, we operate our business primarily through our Consolidated Affiliated Entities in China. On January 17, 2010, CU WFOE and Anhou and Anhou Original Shareholders entered into a series of Old VIE Agreements pursuant to which CU WFOE has executed effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of VIE Agreements, including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements with these Consolidated Affiliated Entities and their respective shareholders, our Company effectively control, and are able to derive substantially all of the economic benefits from, these Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in its financial statements.

Our Consolidated Affiliated Entities in China are variable interest entities through which part of our insurance services are operated. It is through the VIE Agreements that it has effective control of the Consolidated Affiliated Entities, which allows us to consolidate the financial results of the Consolidated Affiliated Entities in our financial statements.  If Anhou and its shareholders fail to perform their obligations under the VIE Agreements, it could be limited in its ability to enforce the VIE Agreements that give us effective control. Furthermore, if we are unable to maintain effective control of our Consolidated Affiliated Entities, we would not be able to continue to consolidate the Consolidated Affiliated Entities’ financial results with our financial results. On January 19, 2015, MOFCOM published the Draft Foreign Investment Law with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, however, how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities, is not entirely clear. For more information see “Risk Factors-Risks Related to our Corporate Structure.”

On July 2, 2012, our Board of Directors and stockholders approved the Reclassified Shares, par value $0.00001 per share held by Mr. Mao into 1,000,000 shares of Series A Preferred Stock on a share-for-share basis, the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification.

Mr. Mao has extensive experience in the insurance agency and brokerage industry and had acted as the chairman of the board of Law Broker. Under the leadership of Mr. Mao, Law Broker has grown into one of the top insurance brokerage firms in Taiwan, has sustained stable growth for the past decades and generated substantial shareholder value for its stockholders. Our management wanted Mr. Mao to apply his years of experience in insurance industry into our expansion and to lead our growth. As a result, we approached Mr. Mao to discuss the possibility of Mr. Mao to play more of a managerial role and commit more time on the strategy design and operation of our Company and our subsidiaries. To ensure the consistently implementation of our strategies and policies, through mutual discussion and negotiations, both our Company and Mr. Mao (and subsequently a majority of the shareholders) agreed to the reclassification, pursuant to which, 1,000,000 shares of Series A Convertible Preferred Stock (with 1 to 10 special voting power) were issued to Mr. Mao in replacement of the 1,000,000 shares of Common Stock previously held by Mr. Mao. In exchange for the reclassification, Mr. Mao agreed to be engaged by our Company as our Chief Executive Officer within six months after July 2, 2012 or according to a timetable otherwise agreed upon. On August 8, 2014, the Board of Directors appointed Mr. Mao as the Chief Executive Officer, effective immediately.

All 1,000,000 shares of Series A Preferred Stock were reclassified from the 1,000,000 shares of common stock held by Mr. Mao and no additional consideration was paid by Mr. Mao in connection with the Reclassification. The preferred stock has no material quantitative preferences over common stock, such as liquidation preferences and dividend preferences, and it specifically granted equal status to common stock pursuant to the terms of the Certificate of Designation. Each holder of common stock is entitled to one vote for each share of common stock held of record by such holder as of the applicable record date on any matter submitted to a vote of our stockholders; while each holder of Series A Preferred Stock is entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable record date on any matter submitted to a vote of our stockholders.

On August 24, 2012, our Company acquired all of the issued and outstanding shares of AHFL together with its subsidiaries in Taiwan. Subsequent to the acquisition, AHFL became a 100% owned subsidiary of our Company.

AHFL holds 65.95% of the issued and outstanding shares of Law Enterprise. Law Enterprise holds 100% Law Broker; 97.84% of Law Management; and 96% of Law Agent.

Pursuant to the provisions of the AHFL Acquisition Agreement between our Company and the selling shareholders of AHFL named therein and for all of the issued and outstanding shares of AHFL, our Company was to pay NTD15 million on or prior to March 31, 2013 and NTD7.5 million subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition, our Company agreed to (i) issue 8,000,000 shares of common stock of our Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of our Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of our Company.

On March 14, 2013, our Company and the selling shareholders of AHFL entered into the First Amendment to AHFL Acquisition Agreement, pursuant to which, (i) the cash payment deadline as set forth in the AHFL Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among our Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the AHFL Acquisition Agreement, our Company agrees to use our best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of common stock of our Company, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of our Company (including Law Broker employees). On March 13, 2015, our Company and the selling shareholders of AHFL entered into the Second Amendment to the AHFL Acquisition Agreement, pursuant to which, the cash payment deadline as set forth in the AHFL Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among our Company and the selling shareholders of AHFL. On February 17, 2016, our Company and the selling shareholders of AHFL entered into the Third Amendment to the AHFL Acquisition Agreement, pursuant to which, on or prior to June 30, 2016, (i) our Company committed to complete the listing of our Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least USD10,000,000; (ii) our Company committed to distribute the cash payment in the amount of NTD22.5 million (approximately US$676,466), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by our Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of our Company under Article 8 of the AHFL Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the AHFL Acquisition Agreement and unwind the acquisition of AHFL by our Company and restore the status quo of our Company and the selling shareholders of AHFL as if the said acquisition had never happened. On August 8, 2016, our Company and the selling shareholders of AHFL entered into the Fourth Amendment to the AHFL Acquisition Agreement, pursuant to which: (i) the Third Amendment to the AHFL Acquisition Agreement was terminated with immediate effect on August 8, 2016, and (ii) our Company agreed to pay NTD15 million (USD475,406) to the selling shareholders of AHFL on or prior to March 31, 2017; and (iv) pay NTD4,830,514 (USD153,097) to the selling shareholders of AHFL on July 21, 2016. On July 21, 2016, our Company arranged for the payment of NTD4,830,514 (USD153,097) to the selling shareholders of AHFL. As a result, the selling shareholders of AHFL no longer have the right to unwind the acquisition of AHFL by our Company. On March 12, 2017, our Company and the selling shareholders of AHFL entered into the Fifth Amendment to the AHFL Acquisition Agreement, pursuant to which our Company agreed to distribute the cash payment in the amount of NTD15 million to the selling shareholders of AHFL on or prior to March 31, 2019.

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Law Management and Law Agent are completed the liquidation in April 2016. We operate our Taiwan business primarily through Law Broker.

On January 17, 2014, our Board of Directors approved a change in our fiscal year end to December 31 from June 30.

On April 23, 2014, AHFL and Mr. Wong entered into a Capital Increase Agreement, pursuant to which Mr. Wong agreed to increase PFAL’s registered capital from HK$500,000 to HK$1,470,000 and AHFL agreed to contribute HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital increase on April 30, 2014, Mr. Wong and AHFL own 49% and 51% of PFAL’s equity interest, respectively.

In the fourth quarter of 2014, the shareholders of the Law Management and Law Agent made the resolution to dissolve Law Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Law Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Law Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Law Management and Law Agent completed the liquidation process in April 2016.

On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, being the selling shareholder of GHFL, entered into the GHFL Acquisition Agreement. Pursuant to the GHFL Acquisition Agreement, our Company agreed to issue 352,166 fully paid and non-assessable shares of AHFL Shares together with a granted Put Option, in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the selling shareholder of GHFL would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Taiwan Genius, a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Broker, a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. Mr. Chwan Hau Li is the sole shareholder of GHFL and a director and shareholder of our Company. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which, 352,166 shares of AHFL held by Mr. Chwan Hau Li were transferred back to our Company as the consideration for 352,166 shares of common stock of our Company, which were issued to Mr. Chwan Hau Li on April 29, 2015. On February 17, 2016, our Company, AHFL and Mr. Chwan Hau Li entered into the Second Amendment to GHFL Acquisition Agreement, pursuant to which our Company agreed to complete the listing of our Company in a major capital market on or prior to February 28, 2016 where the net proceeds raised through such public offering financing shall be at least $10.0 million. On August 8, 2016, our Company, AHFL and Mr. Chwan Hau Li entered into the Third Amendment to GHFL Acquisition Agreement, pursuant to which, the Second Amendment to GHFL Acquisition Agreement was terminated with immediate effect. As a result, Mr. Chwan Hau Li is no longer entitled to revoke the exercised Put Option right.

AHFL holds 51% of the issued and outstanding shares of PFAL. PFAL incorporated MKI on August 7, 2015 and PTC Nanjing on August 15, 2015.

On September 3, 2015, MKI incorporated PTC Taiwan. On May 10, 2016, PTC Taiwan changed its name to PA Taiwan. MKI is a holding company for its operating subsidiaries in Taiwan. PTC Taiwan primarily engages in insurance platform establishment and related information technology consulting service business across Taiwan.

As of December 31, 2016, through our Consolidated Affiliated Entities, we had two insurance agencies, one brokerage and 49 service outlets with 2,557 full-time sales professionals and 111 administrative staff in Henan, Sichuan, Jiangsu, Fujian, Guangdong and Yunnan provinces in China. In addition, through Law Broker, we had 30 sales and service outlets (including the headquarters) with 2,346 sales professionals and 177 administrative staff in Taiwan.

During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenues were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and Hong Kong, respectively. During the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenues were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and Hong Kong, respectively. During the year ended December 31, 2014, 93.55% and 6.45% of our revenues were derived from our Taiwan Subsidiaries and Consolidated Affiliated Entities, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the period. Management makes these estimates using the best information available when they are made.  However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments. We have not made any material changes in the methodology used in these accounting polices during the past three years.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and our subsidiaries. All significant intercompany transactions and balances were eliminated in consolidation.

Accounts Receivable, net

We review our accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2016 and 2015.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, we review the carrying values of long-lived assets whenever facts and circumstances indicate that the assets may be impaired.  Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net undiscounted cash flows expected to be generated by the asset.  If an asset is considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value.  Assets to be disposed of are reported at the lower of the carrying amount or fare value, less costs of disposal. No impairment was recognized for the years ended December 31, 2016 and 2015.

Goodwill

Goodwill arose from both the acquisition of PFAL and GHFL. Goodwill is the excess of the cost of an acquisition over the fare value of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the fare value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fare value of goodwill to its carrying value. As of December 31, 2016, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL and GHFL.

Revenue recognition

Our revenue is from insurance agency and brokerage services. Our Company, through our subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. Our Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. Our Company is notified of such cancellations by the insurance carriers. For the fiscal years ended December 31, 2016, 2015 and 2014, policy cancellations were $0, $2,226 and $84,476, respectively.

Our Company pays commissions to its sub-agents when an insurance product is sold by the sub-agent. Our Company recognizes commission revenue on a gross basis. The commissions paid by us to our sub-agents are recorded as costs of revenue.

Income taxes

Our Company utilizes ASC Topic 740 “Income Taxes”, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that were included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each period end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss). As of December 31, 2016 and 2015, our Company did not have any uncertain tax positions.

Our Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years. In connection with the acquisition of China entities, our Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). Our Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the fiscal year ended December 31, 2014, and it has not been paid during the year ended December 31, 2016.

Results of Operations

Overview of the years ended December 31, 2016 and 2015

The following table shows the results of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change	Percent
Revenue	$69,934,006	$55,023,766	$14,910,240	27%
Cost of revenue	46,554,495	35,423,762	11,130,733	31%
Gross profit	23,379,511	19,600,004	3,779,507	19%
Gross profit margin	33%	36%	25%	69%

Operating expenses:
Selling	2,842,744	3,084,408	(241,664)	(8)%
General and administrative	13,852,277	12,675,171	1,177,106	9%

Income from operations	6,684,490	3,840,425	2,844,065	74%

Other income (expenses):
Interest income	208,665	230,509	(21,844)	(9)%
Interest expense	(19,722)	(654)	(19,068)	(2916)%
Dividend income	273,873	-	273,873	100%
Other - net	(8,125)	150,071	(158,196)	(105)%
Total other income (expenses)	454,691	379,926	74,765	20%

Income before income taxes	7,139,181	4,220,351	2,918,830	69%
Income tax expense	2,119,598	1,519,226	600,372	40%

Net income	5,019,583	2,701,125	2,318,458	86%
Net income attributable to the noncontrolling interests	2,127,428	1,623,198	504,230	31%
Net income attributable to parent's shareholders	2,892,155	1,077,927	1,814,228	168%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the years ended December 31, 2016 and 2015, the revenue generated respectively from Taiwan, PRC and Hong Kong was as follows:

	For the year ended December 31,
Geographical Areas	2016	2015
Revenue
Taiwan	$61,208,145	$48,669,261
PRC	8,461,511	5,892,928
Hong Kong	325,408	461,577
Elimination adjustment	(61,058)	-
Total Revenue	$69,934,006	$55,023,766

During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenue in our audited consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities in PRC and Hong Kong, respectively. During the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenue in our audited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Total revenue increased by $14,910,240, or 27%, from $55,023,766 for the year ended December 31, 2015 to $69,934,006 for the year ended December 31, 2016, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

a)	The revenue of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2016 because Farglory bundles its life insurance products to customize each of its clients' needs better. By combining insurance contracts with the diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customers and thus boosted the sales performance for the year ended December 31, 2016.

b)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased in 2016. The main reason was the launch of Taiwan Life’s top seller product that offers comprehensive life-time insurance coverages with an affordable insurance premium. This selling package drew more attention from the company’s customers and boosted the sales performance for the year ended December 31, 2016.

c)	The remaining revenue increased in the Taiwan area was primarily due to the Taiwan central bank’s decreased interest rate, which caused an increase in the demand for both investment-oriented insurance and long-term care insurance.

d)	The revenue increased in the PRC area primarily due to the increase in critical illness insurance and annuity insurance in Sichuan and Henan for the year ended December 31, 2016. On the other hand, we expanded our business geographically and gained our reputation within local markets to generate higher revenue for the year ended December 31,2016.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the year ended December 31, 2016 increased by $11,130,733 or 31%, to $46,554,495 compared with $35,423,762 for the year ended December 31, 2015. The primary attribute of the heightened cost of revenue was the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue was comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

The gross profit for the year ended December 31, 2016 increased by $3,779,507 or 19%, to $23,379,511 compared with $19,600,004 for the year ended December 31, 2015. The gross profit ratio decreased to 33% for the year ended December 31, 2016 from 36% for the year ended December 31, 2015. The primary attribute of the heightened cost of revenue was the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. With the increase in revenue in year 2016, other indirect commission cost also increased in year 2016, such as high-performance awards, practicing bonus, etc. Since the commission rate of FYC revenue was comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the year ended December 31, 2016 decreased by $241,664 or 8%, to $2,842,744 compared with $3,084,408 for the year ended December 31, 2015. The decrease was mainly due to the decrease in advertising expense spent in publicity of our brand.

General and administrative expenses

The general and administrative expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2016, G&A expenses were $13,852,277, an increased of $1,177,106, or 9%, compared with $12,675,171 for the year ended December 31, 2015, which was mainly due to 1) the increased number of branches and personnel costs in the year 2016; and 2) the increased amortization expenses of intangible asset.

Other income (expenses)

Net other income for the year ended December 31, 2016 was $454,691 and the net other income for the year ended December 31, 2015 was $379,926. Other income (expense) mainly consists of interest income, interest expenses, dividend income and other income. Compared with the year ended December 31, 2015, other income (expenses) increased due to the increase in dividend income. Compared with the year ended December 31, 2015, other – net decreased due to the decrease in foreign exchange gain.

Income tax

For the year ended December 31, 2016, the income tax expense was $2,119,598, an increased of $600,372, or 40%, compared with $1,519,226 for the year ended December 31, 2015. The increase was mainly due to the increased income before income tax for the year ended December 31, 2016 compared with that for the year ended December 31, 2015.

Our subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. Also, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

CU WFOE and the Consolidated Affiliated Entities in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law is deemed as 10% of total revenue, instead of the income before income tax. The tax rate of Jiangsu Law is also 25%.

Our subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

Overview of the years ended December 31, 2015 and 2014

The following table shows the results of operations for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Change	Percent
Revenue	$55,023,766	$47,449,962	$7,573,804	16%
Cost of revenue	35,423,762	30,408,118	5,015,644	16%
Gross profit	19,600,004	17,041,844	2,558,160	15%
Gross profit margin	36%	36%	34%	94%

Operating expenses:
Selling	3,084,408	4,034,409	(950,001)	(24)%
General and administrative	12,675,171	11,971,863	703,308	6%

Income from operations	3,840,425	1,035,572	2,804,853	271%

Other income (expenses):
Interest income	230,509	229,317	1,192	1%
Interest expense	(654)	-	(654)	100%
Other - net	150,071	365,225	(215,154)	(59)%
Total other income (expenses)	379,926	594,542	(214,616)	(36)%

Income before income taxes	4,220,351	1,630,114	2,590,237	159%
Income tax expense	1,519,226	1,672,840	(153,614)	(9)%

Net income (loss)	2,701,125	(42,726)	2,743,851	(6422)%
Net income attributable to the noncontrolling interests	1,623,198	865,406	757,792	88%
Net income (loss) attributable to parent's shareholders	1,077,927	(908,132)	1,986,059	(219)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. The acquisition of AHFL enabled us to reach the untapped market in Taiwan. For the years ended December 31, 2015 and 2014, the revenue generated respectively from Taiwan and PRC was as follows:

	For the years ended December 31,
Geographical Areas	2015	2014
Taiwan	$48,669,261	$44,388,396
PRC	5,892,928	3,060,764
Hong Kong	461,577	802
	$55,023,766	$47,449,962

During the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenues in our consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the year ended December 31, 2014, 93.55%, 6.45% and Nil of our revenues in our consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities and Hong Kong, respectively.

Total revenues increased by $7,573,804, or 16%, from $47,449,962 for the year ended December 31, 2014 to $55,023,766 for the year ended December 31, 2015, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons,

a)	The sales of the products of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2015 because Farglory bundles its life insurance products to better customize each of its clients’ appeals. By combining insurance contracts with diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customers and thus boosting the sales performance for the year ended December 31, 2015.

b)	The sales of the products of Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) increased in 2015 because Taiwan Life has its long-lasting soundly reputation in the local Taiwan market. Many of its insurance products were among the best seller of the company’s items. In fourth quarter of 2014, Taiwan Life launched a newly designed insurance product focuses on the coverage of the handicap medical care that provides the solution for the absence of the coverage from the government funded health insurance; in April, 2015, Taiwan Life launched a newly designed life-time life insurance product, which bears variable interest rate and coverages, and the subject product, given its flexibility to address diverse needs, gains the popularity among the customers, leading to the higher sales compared with that for the year ended December 31, 2014.

c)	The company relocated its headquarter from Henan to Nanjing in the year of 2014 and tried to exploit more and more local markets and to expand its customer base in the PRC area. By setting up more and more business branch, accompanying with the company’s improved capability to serve more customers in different provinces, the company has gained its notability in China and thus generating more and more revenue for the year ended December 31, 2015.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the year ended December 31, 2015 increased by $5,015,644 or 16%, to $35,423,762 compared with $30,408,118 for the year ended December 31, 2014. The cost of revenue increased with the increase in revenue.

a)	Direct commission cost: Compared with the comparable period of 2014, the share of the first-year commission revenue in the total revenue increased. Accordingly, the cost matched with the first-year commission revenue increased. Compared with the commission cost of other types of commission revenue, the cost of the first-year commission is higher.

b)	Indirect commission cost: With the increase in sales, indirect commission cost, including special allowance, high-performance awards, practicing bonus, etc. increased compared with the comparable period of 2014.

The gross profit for the year ended December 31, 2015 increased by $2,558,160 or 15%, to $19,600,004 compared with $17,041,844 for the year ended December 31, 2014. The gross profit ratios for the year ended December 31, 2015 and for the year ended December 31, 2014 were consistent.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the year ended December 31, 2015 decreased by $950,001 or 24%, to $3,084,408 compared with $4,034,408 for the year ended December 31, 2014. The decrease was mainly results from the decrease of the advertisement expense, donation fee and other business expenses incurred by the sales department.

General and administrative expenses

The general and administrative expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2015, general and administrative expenses were $12,675,171, increased by $703,308, or 6%, compared with $11,971,863 for the year ended December 31, 2014, which mainly due to the increase in payroll, health insurance and employee retirement plan. The numbers of administrative employees were increased for the year ended December 31, 2015 compared with the same period in last year. In addition, the general and administrative expense increased in Anhou due to the fact the company recently added additional location in Yunnan and requires more expenditure to start the business operation and increased the number of employee in the new location.

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

Income tax

For the year ended December 31, 2015, the income tax expense was $1,519,226, decreased by $153,614, or 9%, compared with $1,672,840 for the year ended December 31, 2014. The decrease was mainly due to the company paid additional 10% on any undistributed earnings income tax from prior period for the year ended December 31, 2015 compared with that for the year ended December 31, 2014.

Our subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. On December 31, 2015 and 2014, Law Enterprises decided not to distribute its earnings in 2015 and 2014. Accordingly, additional NTD14,018,314 and NTD9,200,945, approximately $427,000 and $304,000, of income tax was accrued as of December 31, 2015 and 2014.

CU WFOE and the Consolidated Affiliated Entities in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law is deemed as 10% of total revenue, instead of the income before income tax.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change	Percent
Net cash provided by operating activities	$7,544,382	$1,770,017	5,774,365	326%
Net cash used in investing activities	(2,625,499)	(383,843)	(2,241,656)	584%
Net cash provided by (used in) financing activities	(376,473)	706,145	(1,082,618)	(153)%

Operating activities

Net cash provided by operating activities during the year ended December 31, 2016 was $7,544,382, significantly increased in comparison with $1,770,017, net cash provided by operating activities during the year ended December 31, 2015. The increase was mainly due to increased net income and other current liabilities for the year ended December 31, 2016 compared with that for the year ended December 31, 2015.

Investing activities

Net cash used in investing activities was $2,625,499 during the year ended December 31, 2016, which was mainly due to purchase of property, plant and equipment and intangible assets of approximately $1 million and loan made to RFL amount of approximately $1.5 million. Net cash used in investing activities was $383,843 during the year ended December 31, 2015, which was mainly due to purchase of property, plant and equipment and intangible assets amount of approximately $0.6 million less dividend received in excess of earnings as reductions of cost of the investment amount of approximately $0.2 million.

Financing activities

Net cash used in financing activities was $376,473 during the year ended December 31, 2016, which was mainly due to the repayment to related parties and third parties loan. Net cash provided by financing activities was $706,145 during the year ended December 31, 2015, which was mainly due to the loan borrowed from related parties and third parties.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014	Change	Percent
Net cash provided by operating activities	$1,770,017	$469,470	1,300,547	277%
Net cash provided by (used in) investing activities	(383,843)	1,205,962	(1,589,805)	(132)%
Net cash provided by financing activities	706,145	391,812	314,333	80%

Operating activities

Net cash provided by operating activities during the year ended December 31, 2015 was $1,770,017, significantly increased in comparison with $469,470, net cash provided by operating activities during the year ended December 31, 2014. The increase was mainly due to increased net income for the year ended December 31, 2015 compared with that for the year ended December 31, 2014.

Investing activities

Net cash used in investing activities was $383,843 during the year ended December 31, 2015, which was mainly due to purchase of property, plant and equipment and intangible assets of approximately $0.6 million. Net cash provided by investing activities was $1,205,962 during the year ended December 31, 2014, which was mainly due to selling investment of approximately $1.6 million in current deposit and cash of approximately $0.2 million obtained by acquisition of PFAL. In addition, compared with the year ended December 31, 2014, during the year ended December 31, 2015, our investment in property, plant and equipment, and intangible assets increased by approximately $0.7 million.

Financing activities

Net cash provided by financing activities was $706,145 during the year ended December 31, 2015, which was mainly due to the loan borrowed from related parties and third parties. During the year ended December 31, 2014, net cash provided by financing activities was $391,812, which was mainly due to the loan borrowed from Shu-Fen Lee, the Series A Director of the company, in the amount of $314,644 to AHFL.

Related Party Loan and Loans from/to Unrelated Third Parties

Anhou Registered Capital Increase

On April 27, 2013, the CIRC issued the Decision on Revising the Agency Provisions, pursuant to which, CIRC mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million (approximately $8 million). On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million (approximately $8 million) can continue to operate its existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where it has no registered office or a branch office.

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

Ms. Chunyan Lu: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Loan Receivable

On October 24, 2016, our Company entered into a loan agreement (“Loan E”) with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. We provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017.

Short-term Loans

On October 12, 2015, our Company entered into a loan agreement (“Loan A”) with Zhengxiong Huang. The Short-term Loan Agreement provided for a $70,000 loan to our Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, our Company extended this loan agreement to December 31, 2016 with the same conditions. The entire amount of this Loan A and interest expense were paid off in May 2016.

On December 3, 2015, our Company entered into a loan agreement (“Loan B”) with Yuzhen Chen. The Short-term Loan Agreement provided for a $152,235 (NTD 5,000,000) loan to our Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, our Company extended this loan agreement to December 31, 2016 with the same conditions. On January 13, 2016, our Company paid an amount of $46,582 (NTD 1,500,000) back. The remaining amount of this Loan B and interest expense were paid off in May 2016.

Long-term Loans

On May 15, 2016, our contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $144,015 loan to our Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

On July 20, 2016, our contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan D”) with third party Guowei Hu. The long-term Loan Agreement provided for a $110,892 loan to our Company. The long-term Loan D bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

Convertible Bonds

On June 23, 2016, our Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of December 31, 2016, our Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $6,363 for the year ended December 31, 2016.

Related Party Loan

On December 23, 2014, AHFL entered into a Loan Agreement (the “Loan Agreement”) with Shu-Fen Lee (“Ms. Lee”), the Series A Director of our Company. Pursuant to the Loan Agreement, Ms. Lee provided a loan in the amount of $314,644 (NTD10 million) (the “Loan”) to AHFL. The term for the Loan was from December 23, 2014 to December 22, 2015 with a fixed interest rate at 1.5%. The entire loan and interest amount of $314,928 (ND$10,009,041) have been paid off on January 14, 2015.

On December 25, 2015, our Company entered into a loan agreement (the “Short-term Loan Agreement) with Multiple Capital Enterprise Co., Ltd. The Short-term Loan Agreement provided for a $608,941 (NTD 20,000,000) loan to our Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principle and interest are due on June 30, 2016. The entire loan and interest amount of $598,905 (NT$20,014,795) have been paid off on January 11, 2016. Majority of Multiple Capital Enterprise shareholder are our management level.

Except for the two aforementioned loans, the advance arose from due to related parties bore no interest and were payable on demand.

Due to related parties

The related parties listed below loaned money to our Company for working capital. Due to related parties consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Due to Mr. Mao (CEO of the Company)	$361,379	$297,414
Due to Xude Investment (Owned by Mr. Chwan Hau Li)	32,374	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	1,994	2,133
Due to Ms. Lee (Director of Law Broker and spouse of the Company’s CEO)	-	826
Due to Yuli Broker (Owned by Ms. Lee)	265	-
Due to Yuli Investment (Owned by Ms. Lee)	265	-
Due to Multiple Capital Enterprise*	-	608,941
Due to I Health Management Corp**	3,724	-
Due to other shareholders	-	4,395
Total	$400,001	$945,932

*24% of Multiple Capital Enterprise’s shares are owned by the Company’s management level.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise.

On a going forward basis, our primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Lease Agreements

On January 1, 2016, our Company entered into a lease agreement with I Health Management Corp. (“I Health”) to lease its Nan-King East Road office space and some equipment in Taipei City. The lease term was for one year commencing on January 1, 2016 and ending on December 31, 2016, with an annual base rent of $5,200 (NTD167,515). For the year ended and as of December 31, 2016, rent income and advance amount were $5,200 and nil, respectively.

On July 1, 2016, our Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent of $559 (NTD18,000). For the year ended and as of December 31, 2016, rent income and advance amount were $279 and $279, respectively.

On July 1, 2016, our Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent of $559 (NTD18,000). For the year ended and as of December 31, 2016, rent income and advance amount were $279 and $279, respectively.

Advisory Agreements

On May 2, 2016, our Company entered into an Advisory Agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to our Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was $388,031 (NTD1,250,000). Our Company has cost of revenue and due to I Health amount of $25,130 and $3,724, respectively, for the year ended and as of December 31, 2016.

On November 1, 2016, our Company entered into an Advisory Agreement with Prime Technology Corp. (“Prime Tech”). Pursuant to the Advisory Agreement, our Company provided the following services to Prime Tech: 1) to set up the consulting software system, and 2) to develop the consulting project from November 1, 2016 to December 30, 2017. One of the Prime Tech board members is Mr. Wong, who owned 49% of PFAL. Our Company has revenue and accounts receivable from Prime Tech amount of $6,356 and $6,660, respectively, for the year ended and as of December 31, 2016.

Contractual Obligations

Operating Leases

Our Company has operating leases for its offices. Rental expenses for the years ended December 31, 2016, 2015 and 2014 were $2,132,950, $1,735,521and $1,668,571, respectively. At December 31, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

	Years Ending December 31,
	2017	2018	2019	2020	2021	Thereafter	Total
Total future minimum annual lease payments under operating leases	$1,995,497	$1,351,149	$438,472	$29,231	$5,871	-	$3,820,220

Off Balance Sheet Arrangements

As of December 31, 2016, our Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

As of December 31, 2016, we had cash of RMB13.1 million, approximately $1.9 million, and NT$754.0 million, approximately $23.4 million, and HK$2.0 million, approximately $0.2 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2016, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Foreign Currency Risk

The functional currency for the subsidiaries in Taiwan is NT$ and the functional currency for the subsidiaries and Consolidated Affiliated Entities in the PRC is RMB. Our financial statements are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. We reviews our foreign currency exposures. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. The management does not consider its present foreign exchange risk to be significant.

We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in foreign currency exchange rates applied to our historical fiscal 2016 results of operations. For the year ended December 31, 2016, the analysis indicated that a decrease of 1% in exchange rates would have decreased our revenues by approximately $692,783.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
China United Insurance Service, Inc.

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company at December 31, 2016 and 2015, and the results of its operations and cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ Simon & Edward, LLP

Los Angeles, California
March 15, 2017

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015

ASSETS
Current assets
Cash and cash equivalents	$25,521,802	$20,831,824
Marketable securities	2,426,870	2,369,082
Accounts receivable, net	15,774,159	9,630,993
Other current assets	1,890,551	1,055,015
Total current assets	45,613,382	33,886,914

Property, plant and equipment, net	926,905	918,798
Intangible assets	784,219	468,779
Goodwill	2,071,491	2,071,491
Long-term Investment	1,285,064	1,264,611
Other assets	726,482	791,223
TOTAL ASSETS	$51,407,543	$39,401,816

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$2,249,869	$1,521,962
Short-term loans	-	222,235
Due to related parties	400,001	945,932
Other current liabilities	18,639,909	10,870,750
Total current liabilities	21,289,779	13,560,879

Convertible bonds	200,000	-
Long-term loans	254,907	-
Long-term liabilities	5,315,327	6,594,530
TOTAL LIABILITIES	27,060,013	20,155,409

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,157,512	8,157,512
Statutory reserves	3,799,585	2,385,327
Retained earnings	3,286,562	1,808,665
Accumulated other comprehensive gain/(loss)	(667,976)	(680,133)
Stockholders' equity attribute to parent’s shareholders	14,575,988	11,671,676
Noncontrolling interest	9,771,542	7,574,731
TOTAL STOCKHOLDERS’ EQUITY	24,347,530	19,246,407
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,407,543	$39,401,816

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2016	2015	2014

Revenue	$69,934,006	$55,023,766	$47,449,962
Cost of revenue	46,554,495	35,423,762	30,408,118

Gross profit	23,379,511	19,600,004	17,041,844

Operating expenses:
Selling	2,842,744	3,084,408	4,034,409
General and administrative	13,852,277	12,675,171	11,971,863
Total operating expense	16,695,021	15,759,579	16,006,272

Income from operations	6,684,490	3,840,425	1,035,572

Other income (expenses):
Interest income	208,665	230,509	229,317
Interest expenses	(19,722)	(654)	-
Dividend income	273,873	-	-
Other - net	(8,125)	150,071	365,225
Total other income (expenses)	454,691	379,926	594,542

Income before income taxes	7,139,181	4,220,351	1,630,114
Income tax expense	2,119,598	1,519,226	1,672,840

Net income (loss)	5,019,583	2,701,125	(42,726)
Net income attributable to the noncontrolling interest	2,127,428	1,623,198	865,406
Net income (loss) attributable to parent's shareholders	2,892,155	1,077,927	(908,132)

Other comprehensive items
Foreign currency translation gain (loss)	(30,045)	(329,562)	(268,695)
Other	42,202	310	(6,298)

Other comprehensive income (loss) attributable to parent's shareholder	12,157	(329,252)	(274,993)
Other comprehensive items attributable to noncontrolling interest	147,487	(477,738)	(346,783)

Comprehensive income (loss) attributable to parent's shareholders	$2,904,312	$748,675	$(1,183,125)
Comprehensive income (loss) attributable to noncontrolling interest	$2,274,915	$1,145,460	$518,623

Weighted average shares outstanding:
Basic	29,452,669	29,365,834	29,100,503
Diluted	30,476,258	30,365,834	29,100,503

Income per share:
Basic	$0.098	$0.037	$(0.031)
Diluted	$0.095	$0.035	$(0.031)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid -in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interest	Total Equity
Balance December 31, 2013	29,100,503	$291	1,000,000	$10	$4,674,593	$415,041	$(75,888)	$3,598,383	$8,612,430	$5,705,618	$14,318,048

Appropriation of reserves	-	-	-	-	-	972,973	-	(972,973)	-	-	-
Dividend payable	-	-	-	-	-	-	-	-	-	-	-
Dividend distributable	-	-	-	-	-	-	-	-	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	(268,695)	-	(268,695)	(343,537)	(612,232)
Other comprehensive gain (loss)	-	-	-	-	-	-	(6,298)	-	(6,298)	(3,246)	(9,544)
Net income (loss)	-	-	-	-	-	-	-	(908,132)	(908,132)	865,406	(42,726)
Acquisition of noncontrolling interests	-	-	-	-	-	-	-	-	-	159,186	159,186
Balance December 31, 2014	29,100,503	$291	1,000,000	$10	$4,674,593	$1,388,014	$(350,881)	$1,717,278	$7,429,305	$6,383,427	$13,812,732

Appropriation of reserves	-	-	-	-	-	997,313	-	(997,313)	-	-	-
Share exchange to acquire GHFL	352,166	4	-	-	3,482,919	-	-	-	3,482,923	-	3,482,923
Foreign currency translation gain (loss)	-	-	-	-	-	-	(329,562)	-	(329,562)	(479,347)	(808,909)
Other comprehensive gain (loss)	-	-	-	-	-	-	310	-	310	1,609	1,919
Liquidation of subsidiaries	-	-	-	-	-	-	-	10,773	10,773	45,844	56,617
Net income	-	-	-	-	-	-	-	1,077,927	1,077,927	1,623,198	2,701,125
Balance December 31, 2015	29,452,669	$295	1,000,000	$10	$8,157,512	$2,385,327	$(680,133)	$1,808,665	$11,671,676	$7,574,731	$19,246,407

Appropriation of reserves	-	-	-	-	-	1,414,258	-	(1,414,258)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	(30,045)	-	(30,045)	125,701	95,656
Other comprehensive gain (loss)	-	-	-	-	-	-	42,202	-	42,202	21,786	63,988
Reduction of Cash Capital	-	-	-	-	-	-	-	-	-	(78,104)	(78,104)
Net income	-	-	-	-	-	-	-	2,892,155	2,892,155	2,127,428	5,019,583
Balance December 31, 2016	29,452,669	$295	1,000,000	$10	$8,157,512	$3,799,585	$(667,976)	$3,286,562	$14,575,988	$9,771,542	$24,347,530

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2016	2015	2014

Cash flows from operating activities:
Net income (loss)	$5,019,583	$2,701,125	$(42,726)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	626,028	463,201	407,390
Pension plan	65,394	-	-
Amortization of bond premium	244	-	-
Gain on settlement of debt	(83,425)	-	-
Gain on valuation of financial assets	(16,669)	(16,550)	(11,181)
Loss on disposal of fixed assets	38,421	56,707	99,443
Change in deferred tax liabilities	(87,983)	(34,424)	39,447
Changes in operating assets and liabilities:
Accounts receivable	(6,095,236)	(2,259,028)	(841,719)
Other current assets	724,922	(518,684)	(200,081)
Other assets	80,733	(236,501)	(22,502)
Tax payable	714,343	658,010	460,524
Other current liabilities	7,954,780	1,113,740	580,875
Long-term liabilities	(1,396,753)	(157,579)	-
Net cash provided by operating activities	7,544,382	1,770,017	469,470

Cash flows from investing activities:
Cash from acquisition	-	318	128,933
Repaymnets to pervious shareholders	(150,959)	-	-
Sales of investment in current deposit	-	-	1,627,816
Dividend received in excess of earnings as reductions of cost of the investment	-	244,058	-
Loan made to RFL	(1,490,040)	-	-
Purchase of property, plant and equipment	(537,156)	(283,568)	(464,286)
Purchase of intangible assets	(447,344)	(344,651)	(86,501)
Net cash provided by (used in) investing activities	(2,625,499)	(383,843)	1,205,962

Cash flows from financing activities:
Proceeds from related party borrowing	86,572	794,009	391,812
Repayment to related parties	(626,852)	(315,443)	-
Payment to noncontrolling interest as reduction of cash capital	(77,425)	-	-
Proceeds from third party borrowing	466,445	227,579	-
Repayment to loans	(225,213)	-	-
Net cash provided by (used in) financing activities	(376,473)	706,145	391,812

Foreign currency translation	147,568	(832,294)	(565,538)
Net increase (decrease) in cash and cash equivalents	4,689,978	1,260,025	1,501,706

Cash and cash equivalents, beginning balance	20,831,824	19,571,799	18,070,093
Cash and cash equivalents, ending balance	$25,521,802	$20,831,824	$19,571,799

SUPPLEMENTARY DISCLOSURE:

Interest paid	$42,935	$285	$-
Income tax paid	$1,562,037	$824,716	$1,187,694

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Issuance of common stock for acquisition of GHFL	$-	$3,482,923	$-

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi-Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong”) to be quoted on the United States Over the Counter Bulletin Board.

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

Due to PRC legal restrictions on foreign ownership and investment in the insurance agency businesses in China, particularly those based on qualifications as well as capital requirements of the investors, Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf. On September 26, 2013, the new PRC individual investors, namely Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang, Li Chen (“Anhou New Investors”) and the original shareholders of Anhou (“Anhou Original Shareholders”) entered into a shareholders resolution of Anhou, pursuant to which, Anhou Original Shareholders and Anhou New Investors agreed to increase the registered capital of Anhou to RMB50 million (approximately $8 million). On October 24, 2013, Anhou Original Shareholders entered into share transfer agreements (the “Share Transfer Agreements”) with Changrong Hu, a PRC citizen (“Mr. Hu” together with Anhou New Investors, “Anhou Existing Shareholders”), respectively. Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu. On November 17, 2016, Li Chen and Chunyan Lu entered into Share Transfer Agreement, pursuant to which, Li Chen agreed to transfer all of his equity interests in Anhou to Chunyan Lu.

On February 26, 2014, Anhou completed the registration of the change of its registered address to Room 1906-1910, No. 215 Jiangdong Middle Road, Jianye District, Nanjing, Jiangsu Province with the local Administration Industry and Commerce (“AIC”) of Jiangsu Province. The new business license was issued to Anhou on February 26, 2014. Anhou obtained the Professional Insurance Agency License issued by Jiangsu Bureau of CIRC on April 21, 2014. Anhou’s previous headquarters located at Building 4K, Hesheng Plaza, No. 26 Yousheng South Road, Jinshui District, Zhengzhou, Henan province, has been registered as the Henan branch office of Anhou and it obtained the Professional Insurance Agency License issued by Henan Bureau of CIRC on January 3, 2014 and the business license issued by local AIC on January 9, 2014.

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

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications and capital requirements of the investors, the Company operates its business primarily through its Consolidated Affiliated Entities (“CAE”) in PRC. On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders entered into a series of agreements known as variable interest agreements (the “Old VIE Agreements”) pursuant to which CU WFOE exercises effective control over Anhou through these contractual arrangements. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. The Company does not hold equity interests in its CAE. However, through the VIE Agreements with these CAE and their respective shareholders, the Company effectively control, and are able to derive substantially all of the economic benefits from, these CAE, which allows the Company to consolidate the financial results of the CAE in its financial statements.

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

Mr. Mao has extensive experience in the insurance agency and brokerage industry and had acted as the chairman of the board of Law Broker. Under the leadership of Mr. Mao, Law Broker has grown into one of the top insurance brokerage firms in Taiwan, has sustained stable growth for the past decades and generated substantial shareholder value for its stockholders. The management of the Company wanted Mr. Mao to apply his years of experience in insurance industry into the Company’s expansion and to lead its growth. As a result, the Company approached Mr. Mao to discuss the possibility of Mr. Mao to play more of a managerial role and commit more time on the strategy design and operation of the Company and its subsidiaries. To ensure the consistently implementation of strategies and policies of the Company, through mutual discussion and negotiations, both the Company and Mr. Mao (and subsequently a majority of the shareholders) agreed to the reclassification, pursuant to which, 1,000,000 shares of Series A Convertible Preferred Stock (with 1 to 10 special voting power) were issued to Mr. Mao in replacement of the 1,000,000 shares of Common Stock previously held by Mr. Mao. In exchange for the reclassification, Mr. Mao agreed to be engaged by the Company as its Chief Executive Officer within 6 months after July 2, 2012 or according to a timetable otherwise agreed upon. On August 8, 2014, the Board of Directors appointed Mr. Mao as the Chief Executive Officer, effective immediately.

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

Pursuant to the provisions of the Acquisition Agreement between the Company and the selling shareholders of AHFL and for all of the issued and outstanding shares of AHFL, the Company was to pay NTD15 million ($500,815) on or prior to March 31, 2013 and NTD7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments, subject to terms and conditions therein. In addition, the Company agreed to (i) issue 8,000,000 shares of common stock of the Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of the Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of the Company.

On March 14, 2013, the Company and the selling shareholders of AHFL entered into an Amendment to the Acquisition Agreement (the “Amendment”), pursuant to which, (i) the cash payment deadline as set forth in the Acquisition Agreement was extended from March 31, 2013 to March 31, 2015 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL; and (ii) in lieu of the 2,000,000 employee stock option pool described in the Acquisition Agreement, the Company agreed to use its best efforts, as soon as practically possible, to create an employee stock pool consisting of up to 4,000,000 shares of CUIS common stock, among which 2,000,000 shares shall be solely granted to employees of Law Broker, and the remaining 2,000,000 shares to be granted to employees of affiliated entities of the Company (including Law Broker employees). On March 13, 2015, the Company and the selling shareholders of AHFL entered into a second Amendment to the Acquisition Agreement (the “Second Amendment”), pursuant to which, the cash payment deadline as set forth in the Acquisition Agreement has been extended from March 31, 2013 to March 31, 2016 or at any other time or in any other manner otherwise agreed upon by and among the Company and the selling shareholders of AHFL. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least USD10,000,000; (ii) the Company committed to distribute the cash payment in the amount of NTD22.5 million (approximately USD676,466), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the Selling Shareholders as if the said acquisition had never happened. On August 8, 2016, the Company and the selling shareholders of AHFL entered into a fourth Amendment to the Acquisition Agreement (the “Fourth Amendment”), pursuant to which: (A) the Third Amendment was terminated with immediate effect on August 8, 2016, and (B) Sections 2.2(iii) and (iv) of the Acquisition Agreement are amended and restated so that the Company is now obligated to: (iii) pay NTD15 million (USD475,406) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on or prior to March 31, 2017 or at any other time or in any other manner otherwise agreed upon by and among the Parties; and (iv) pay NTD4,830,514 (USD153,097) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder's name on Schedule I on July 21, 2016. Unless amended by the Fourth Amendment, any other provision of the Acquisition Agreement shall remain unchanged. On July 21, 2016, the Company arranged for the payment of NTD4,830,514 (USD153,097) to the Selling Shareholders. As a result, the former shareholders of AHFL no longer have the right to unwind the acquisition of AHFL by the Company. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth Amendment to the Acquisition Agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to distribute the cash payment in the amount of NTD15 million on or prior to March 31, 2019.

Law Enterprise is a holding company for its operating subsidiaries in Taiwan. Law Broker primarily engages in insurance brokerage and insurance agency service business across Taiwan, while Risk Management and Law Agent are not in operation. The Company operates its Taiwan business primarily through Law Broker.

On January 17 2014, the Company’s Board of Directors approved a change in its fiscal year end to December 31 from June 30.

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Wong Chun Kwok Johnny (“Mr. Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Pursuant to the Agreement, Mr. Wong would increase PFAL’s capital contribution from HKD500,000 to HKD1,470,000, and AHFL would contribute HKD1,530,000 to PFAL’s registered capital. Upon the completion of capital contribution by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

In the fourth quarter of 2014, the shareholders of the Risk Management and Law Agent made the resolution to dissolve Risk Management and Law Agent, respectively, because those companies have not been in operation. The dissolution of Risk Management and Law Agent was approved by the Taiwan (R.O.C) Government on November 26, 2014 and on January 13, 2015, respectively. Abide by the law in Taiwan, the liquidator was appointed by the shareholders of the Risk Management and Law Agent and the liquidator shall complete the liquidation process no later than six months from the appointment date. Both Risk Management and Law Agent have completed the liquidation in April 2016.

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the selling shareholder (Mr. Chwan hau Li, the director of the Company) of Genius Holdings Financial Limited ( “GHFL”), a company with limited liability incorporated under the laws of British Virgin Islands , to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with a granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of CUIS. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. On March 31, 2015, the put option was exercised and Mr. Li received 352,166 shares of common shares of CUIS in exchange for his AHFL shares. On February 17, 2016, the Company and AHFL entered into an Amendment 2 to the Genius Acquisition Agreement (the “Genius Amendment”) with Mr. Li, pursuant to which, on or prior to February 28, 2016, (i) the Company committed to complete the listing of the Company into major capital markets, where the net proceeds raised through such public offering financing shall be at least $10,000,000; and (ii) failure to timely complete the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Genius Acquisition Agreement, whereby the Selling Shareholder shall be entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised. On August 8, 2016, the Company and AHFL entered into an Amendment 3 to the Genius Acquisition Agreement (the “Third Genius Amendment”) with Mr. Li, pursuant to which, the Second Genius Amendment is terminated with immediate effect on August 8, 2016. As a result, the selling shareholder is no longer entitled to revoke the exercised Put Option right set forth in Section 2.8 as if the Put Option had never been exercised.

AHFL holds 51% of the issued and outstanding shares of PFAL. PFAL incorporated (i) Max Key Investment Ltd.,(“MKI”) a company limited by shares incorporated in British Virgin Islands on August 7, 2015 (ii) Prime Technology Consulting (Nanjing) Co., Ltd., (“PTC Nanjing”) a company limited by shares incorporated in Nanjing on August 15, 2015.

On September 3, 2015, MKI incorporated Prime Technology Consulting Co., Ltd., (“PTC Taiwan”) a company limited by shares incorporated in Taiwan. On May 10, 2016, PTC Taiwan changed its name to Prime Asia Corporation Limited (“PA Taiwan”). MKI is a holding company for its operating subsidiaries in Taiwan. PTC Taiwan primarily engages in insurance platform establishment and related information technology consulting service business across Taiwan.

The corporate structure as of December 31, 2016 is as follows:

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

	Average Rate for the years ended December 31,
	2016		2015		2014
Taiwan dollar (NTD)	NTD	32.21390	NTD	31.73010	NTD	30.3072
China yuan (RMB)	RMB	6.64301	RMB	6.21750	RMB	6.14320
Hong Kong dollar (HKD)	HKD	7.76173	HKD	7.75210	HKD	7.75440
United States dollar ($)		$1.00000		$1.00000		$1.00000

	Exchange Rate at
	December 31, 2016		December 31, 2015
Taiwan dollar (NTD)	NTD	32.28310	NTD	32.84390
China yuan (RMB)	RMB	6.94370	RMB	6.49070
Hong Kong dollar (HKD)	HKD	7.75434	HKD	7.75040
United States dollar ($)		$1.00000		$1.00000

Cash and Cash Equivalents

For Statements of Cash Flows purposes, the Company considers cash on hand, bank deposits, and other highly-liquid investments with maturities of three months or less when purchased, such as commercial paper, to be cash and cash equivalents.

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

Accounts Receivable, net

The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each year-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2016 and 2015.

Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost.  Gain or loss on disposal of property, plant and equipment is recorded in other income at disposal. Expenditures for betterments, renewals and additions are capitalized. Repairs and maintenance expenses are expensed as incurred.

Depreciation for financial reporting purposes is provided using the straight-line method over a useful life of one to ten years with salvage value of 0% to 27%. Property, plant and equipment mainly consist of office furniture, computers, vehicles and leasehold improvements.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company reviews the carrying values of long-lived assets whenever facts and circumstances indicate an asset may be impaired.  Recoverability of assets to be held and used is measured by comparing the carrying amount of an asset to future net undiscounted cash flows expected to be generated by it. If an asset is considered impaired, the impairment recognized is measured by the amount by which the carrying amount of the asset exceeds its FV.  Assets to be disposed of are reported at the lower of the carrying amount or FV, less cost of disposal. No impairment was recognized for the years ended December 31, 2016 and 2015.

Goodwill

Goodwill arose from both the acquisition of PFAL AGHFL (Note 8). Goodwill is the excess of the cost of an acquisition over the FV of the net assets acquired. Goodwill is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using the prescribed two-step process under US GAAP. The first step screens for potential impairment of goodwill to determine if the FV of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied FV of goodwill to its carrying value. As of December 31, 2015 and 2016, there were no any indications of the impairment of goodwill that arose from the acquisition of PFAL and GHFL.

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

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance carriers. For the fiscal years ended December 31, 2016, 2015 and 2014, policy cancellations were $0, $2,226 and $84,476, respectively.

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

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the statements of income and other comprehensive income (loss). As of December 31, 2016 and 2015, the Company did not have any uncertain tax positions.

The Company was not subjected to income tax examinations by taxing authorities during the current or past fiscal years.  In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012. The potential penalty is estimated to be $370,000 in the event of a tax audit, which has been accrued in the fiscal year ended December 31, 2014, and it has not been paid during the year ended December 31, 2016.

Preferred Stock

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. It currently has 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of December 31, 2014, which was classified as equity.

Section 480-10-25 requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. Section 480-10-05-2 classifies all of the following as examples of an obligation:

a. An entity incurs a conditional obligation to transfer assets by issuing (writing) a put option that would, if exercised, require the entity to repurchase its equity shares by physical settlement. (Further, an instrument that requires the issuer to settle its obligation by issuing another instrument for example, a note payable in cash ultimately requires settlement by a transfer of assets.)

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

The fair values of our cash and cash equivalents, accounts receivable, other current assets, taxes payable and other current liabilities approximate fair value because of the short maturity of these instruments.

The following table presents the fair value and carrying value of the Company’s marketable securities, loan receivable, borrowings and convertible bonds as of December 31, 2016:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$2,426,870	$-	$-	$2,426,870
Loan receivable	$-	$-	$1,486,846	$1,486,846
Long-term investment:
Equity investment	$-	$-	$1,190,558	$1,190,558
Government bonds	$94,506	$-	$-	$94,506

Liabilities
Due to related parties	$-	$-	$400,001	$400,001
Convertible bonds	$-	$-	$200,000	$200,000
Long-term loans	$-	$-	$254,907	$254,907

The following table presents the fair value and carrying value of the Company’s marketable securities, loan receivable, borrowings and convertible bonds as of December 31, 2015:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$2,369,082	$-	$-	$2,369,082
Long-term investment:
Equity investment	$-	$-	$1,170,230	$1,170,230
Government bonds	$94,381	$-	$-	$94,381

Liabilities
Short-term loans	$-	$-	$222,235	$222,235
Due to related parties	$-	$-	$945,932	$945,932

Marketable securities – The fair value of marketable securities is generally valued based on quoted market prices in active markets.

Loan receivable – The Company’s loan receivable is determined based on 4.5% per annum interest rate on the recent lends to RFL.

Equity investment – The fair value of the Company’s equity investment is unobservable data point and include situations where there is little, if any, market activity.

Government bonds –The fair value of government bonds is valued based on quoted market price in active markets.

Short-term loans – The Company’s short-term loans has been determined based on 1.5% per annum interest rate in year 2015.

Due to related parties – The Company’s due to Multiple Capital Enterprise Co., Ltd, (“Multiple Capital”) had been determined based on 1.5% per annum interest rate in year 2015. Excepted Multiple Capital, the remaining due to related parties bore no interest and payable on demand.

Convertible bonds – The Company determined the fair value of the convertible bonds is based on the average closing trading price for the 10 business days immediately prior to the conversion date times 80%.

Long-term loans - The Company’s long-term loans is determined based on 8% per annum interest rate in year 2016 in PRC.

Concentration of Risk

The Company maintains cash with banks in the PRC, Hong Kong, and Taiwan.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD3,000,000 insured in a bank. In China, a depositor has up to RMB500,000 insured in a bank. In Hong Kong, a depositor has up to HKD500,000 insured in a bank. In the United States, the standard insurance amount is $250,000 per depositor in a bank under the FDIC’s general deposit insurance rules.

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of December 31, 2016 and 2015, approximately $1,382,000 and $1,349,000 of the Company’s cash and cash equivalents held by financial institutions, was insured, and the remaining balance of approximately $24,312,000 and $19,483,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the fiscal years ended December 31, 2016, 2015 and 2014, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Year ended December 31, 2016		Year ended December 31, 2015		Year ended December 31, 2014
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$23,684,774	34%	$17,649,359	36%	$13,493,644	28%
Taiwan Life Insurance Co., Ltd. (**)	8,381,587	12%	6,112,311	13%	(*)	(*)
Fubon Life Insurance Co., Ltd.	7,167,163	10%	6,744,014	14%	7,621,634	16%
TransGlobe Life Insurance Inc.	(*)	(*)	4,729,565	10%	5,584,124	12%
AIA International Ltd., Taiwan	(*)	(*)	(*)	(*)	6,938,013	15%

(*) Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

(**) Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

As of December 31, 2016, 2015 and 2014, the Company’s accounts receivable from these companies were:

	December 31, 2016		December 31, 2015		December 31, 2014
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$6,503,843	41%	$3,689,404	43%	$2,150,294	28%
Taiwan Life Insurance Co., Ltd. (**)	1,973,410	13%	994,978	11%	(*)	(*)
Fubon Life Insurance Co., Ltd	1,660,685	11%	990,327	11%	963,118	12%
TransGlobe Life Insurance Inc.	(*)	(*)	747,993	8%	735,755	10%
AIA International Ltd., Taiwan	(*)	(*)	(*)	(*)	1,098,879	14%

(*) The related revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

(**) Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

The Company’s operations are in the PRC, Hong Kong and Taiwan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Hong Kong and Taiwan, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, Hong Kong and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Operating Leases

Leases, where substantially all the rewards and risks of ownership of assets remain with the leasing company, that do not meet the capitalization criteria of FASB ASC Topic 840 “Leases,” are accounted for as operating leases. Rentals under operating leases are expensed on the straight-line basis over the lease term.

Segment Reporting

The Company follows FASB ASC Topic 280, “Segment Reporting” for its segment reporting. In the past periods, the Company managed and reviewed its business as three operating segments. The business of CU WOFE, ZLI and CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment. The business of PFAL was managed and reviewed as Hong Kong segment.

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

PRC and Taiwan segments are substantially all of the reported consolidated amounts. Note 25 disclose from the three segments.

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

Statement of Cash Flows

In accordance with FASB ASC Topic 230, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies and an average exchange rate is used. As a result, amounts related to assets and liabilities reported on the consolidated statements of cash flows may not necessarily agree with changes in the corresponding balances on the consolidated balance sheets. Cash from operating, investing and financing activities is net of the effect of acquisition described in Note 8.

Variable Interest Entities

The Company follows FASB ASC Subtopic 810-10-05-8, “Consolidation of VIEs,” states that a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics:

a.	The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance
b.	The obligation to absorb the expected losses of the legal entity
c.	The right to receive the expected residual returns of the legal entity.

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

The Company reviews the VIE’s status on an annual basis. For the years ended December 31, 2016, 2015 and 2014, no event including a-d above took place that would change the Company’s primary beneficiary status.

Related Parties

The Company follows ASC850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Recent Accounting Pronouncements

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15,“Classification of Certain Cash Receipts and Cash Payments (Topic 230) to Statement of Cash Flows.” ASU 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU 2016-18"), which amends the current accounting guidance. The amendments in this update require the amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The amendments in this update provide guidance to assist entities with evaluating when a group of transferred assets and activities (collective referred to as a "set") is a business. This new guidance provides for a "screen", which requires a determination that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. If the screen's threshold is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output, eliminating the evaluation of whether a market participant could replace missing elements. This guidance is effective for public entities for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The Company is currently assessing the effect this guidance will have on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU 2017-04 is effective for annual or any interim goodwill tests in fiscal years beginning after December 15, 2019. The adoption is not expected to have a material impact on the consolidated financial statements.

There were other updates recently issued. The management does not believe that other than disclosed above, the recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS

As of December 31, 2016 and 2015, the Company cash and cash equivalents primarily consisted of cash and certificates of deposits. The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents approximate fair value.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	December 31, 2016
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2015	Gains (Losses)	2016
Level 1 securities:
Stocks	$28,863	$9,900	$38,763
Funds	2,340,219	47,888	2,388,107
	$2,369,082	$57,788	$2,426,870

	December 31, 2015
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2014	Gains (Losses)	2015
Level 1 securities:
Stocks	$28,278	$585	$28,863
Funds	2,408,728	(68,509)	2,340,219
	$2,437,006	$(67,924)	$2,369,082

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Loan receivable	$1,486,846	$-
Prepaid rent and rent deposit	199,022	133,179
Prepaid expenses	64,678	603,557
Deferred tax assets-current	59,233	-
Other receivable	50,683	86,539
Refundable business tax	17,441	7,600
Interest receivable	12,648	-
Current assets associated with discontinued operations	-	224,140
Total other current assets	$1,890,551	$1,055,015

On October 24, 2016, the Company entered into a loan agreement (“Loan E”) with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. The Company provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of December 31, 2016 and 2015:

	December 31, 2016	December 31,2015
Office equipment	$1,070,061	$1,080,621
Office furniture	168,658	125,746
Leasehold improvements	581,964	511,874
Transportation equipment	132,344	84,398
Other equipment	87,302	97,996
Total	2,040,329	1,900,635
Less: accumulated depreciation	(1,113,424)	(981,837)
Total property, plant and equipment, net	$926,905	$918,798

 Depreciation expense was $315,344 and $332,715 for the years ended December 31, 2016 and 2015, respectively.

NOTE 7 – INTANGIBLE ASSETS

As of December 31, 2016 and 2015, the Company’s intangible assets consisted the following:

	December 31, 2016	December 31, 2015
Software	$1,500,339	$780,355
Less accumulated amortization	(716,120)	(311,576)
Total intangible assets	$784,219	$468,779

Estimated future intangible amortization as of December 31, 2016 is as follows:

Years ending December 31,	Amount
2017	$209,933
2018	207,636
2019	173,992
2020	145,217
2021	41,777
Thereafter	5,664
Total	$784,219

Amortization expense was $310,684 and $130,486 for the years ended December 31, 2016 and 2015, respectively.

NOTE 8 – ACQUISITION AND GOODWILL

Acquisition of PFAL

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Chun Kwok Wong (“Mr. Wong”), the owner of Prime Financial Asia Ltd (PFAL) which is a re-insurance broker company resided in Hong Kong. Upon the Agreement, Mr. Wong would increase PFAL’s capital contribution from HKD500,000 to HKD1,470,000, and AHFL would contribute HKD1,530,000, approximately $197,000, to PFAL’s capital contribution. Upon the completion of capital increase by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

The FV of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the FV of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of December 31, 2016, there were no indications of the impairment of the goodwill.

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

NOTE 9 – LONG-TERM INVESTMENT

As of December 31, 2016 and 2015, the Company’s long-term investment consisted the following:

	December 31, 2016	December 31, 2015
Equity Investment	$1,190,558	$1,170,230
Government Bonds	94,506	94,381
Total	$1,285,064	$1,264,611

As of December 31, 2016 and 2015, the Company had the following long-term investment in equity:

Type	Investee	Investment Ownership	December 31, 2016 Amount	December 31, 2015 Amount
Cost Method	Genius Insurance Broker Co., Ltd	15.64%	$1,190,558	$1,170,230

According to Taiwan regulatory requirements, Law Broker is required to maintain a minimum of NTD3,000,000 ($92,928) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	December 31, 2016
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2015	Gains (Losses)	2016
Government bonds	94,381	125	94,506
	$94,381	$125	$94,506

	December 31, 2015
	Cost or	Gross	Fair Value at
	Amortized	Unrealized	December 31,
	Cost	Gains (Losses)	2015
Government bonds	93,089	1,292	94,381
	$93,089	$1,292	$94,381

NOTE 10 – OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Rental deposits	$445,283	$401,920
Restricted cash	248,803	231,100
Prepayments	5,576	156,772
Other	26,820	1,431
Total other assets	$726,482	$791,223

Rental deposits include long-term leasing deposits. Restricted cash is a deposit in bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, cannot be withdrawn without the permission of the regulatory commission and the trust account for Law Broker’s general manager’s (Ms. Chao) Bonus Plans. Prepayments are prepaid long-term software-maintenance contract pending for final acceptance, and will be transferred to intangible assets upon acceptance. Other are deferred tax assets-noncurrent and other. As of December 31, 2016, the Company had deferred tax assets-noncurrent amount of $25,364.

NOTE 11 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
PRC Tax	$163,461	$99,505
Hong Kong Tax	14,233	-
Taiwan Tax	2,072,175	1,422,457
Total tax payable	$2,249,869	$1,521,962

PRC tax represents income tax and other taxes accrued according to PRC tax law by the Company’s subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by the Company’s subsidiaries and branches in Taiwan. Hong Kong tax represents income tax accrued according to Hong Kong tax law by the Company’s subsidiaries in Hong Kong. Above tax will be settled within the next twelve months according to the respective tax laws.

NOTE 12 – SHORT-TERM LOANS

	December 31, 2016	December 31, 2015
Loan A, interest at 1.5%, maturity date December 31, 2016	$-	$70,000
Loan B, interest at 1.5%, maturity date December 31, 2016	-	152,235
Total short term loans	$-	$222,235

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

On December 3, 2015, the Company entered into a loan agreement (“Loan B”) with Yuzhen Chen. The Short-term Loan Agreement provided for a $152,235 (NTD 5,000,000) loan to the Company. The Short-term Loan bore an interest rate of 1.5% per annum and the principal and interest were due on December 31, 2015. On December 31, 2015, the Company extended this loan agreement to December 31, 2016 with the same conditions. On January 13, 2016, the Company paid an amount of $46,582 (NTD 1,500,000) back. The remaining amount of this Loan B and interest expense were paid off in May 2016.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Commissions payable to sub-agents	$11,869,181	$6,644,989
Unearned revenue (AIATW and Farglory)	2,090,718	-
Refund to AIATW	-	502,532
Due to previous shareholders of AHFL	480,559	685,059
Accrued business tax	469,259	326,954
Withholding employee personal tax	362,954	295,989
Accrued tax penalties	370,000	370,000
Accrued bonus	1,935,091	1,050,411
Salary payable to administrative staff	183,066	229,624
Accrued labor, health insurance and employee retirement plan	92,085	84,138
Accrued advertisement fee	32,525	151,535
Deferred tax liabilities	-	3,143
Other accrued liabilities	754,471	526,376
Total other current liabilities	$18,639,909	$10,870,750

Commissions payable to sub-agents, Accrued bonus, Salaries payable to administrative staff, and accrued advertisement expense are usually settled within 12 months. Unearned revenue and Refund to AIATW are described in Note 16. Due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. Accrued business tax, withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to the related government department within one month. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Other accrued liabilities are mainly for operating expenses payable, such as training and travelling.

NOTE 14 – CONVERTIBLE BONDS

The Company intends to issue the convertible bonds during the period commencing on June 23, 2016 and ended on September 30, 2016 with an aggregate principal amount of up to $10,000,000. The convertible bonds shall be sold in units, with each unit being $100,000 in principal amount. The Company would not make any offers or sales of the convertible bonds to U.S. persons and there would be no directed selling efforts in the United States. The bonds would not be convertible until two years from the issuance date and with an annual interest rate of 6% payable on a quarterly basis. The purchaser of the convertible bonds might cause the company to redeem the convertible bonds before the end of the term, subject to certain penalties depending on the holding period of the convertible bonds when redeemed. Upon the expiration of the term of the convertible bond, the bond holder may, in its sole discretion, choose to collect the payment of full principal amount of the convertible bond together with any interest accrued or convert the convertible bond into common shares of the Company at the conversion price. The conversion price shall be the product of (i) the average closing trading price for the 10 business days immediately prior to the conversion date times (ii) 80%.

On June 23, 2016, the Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $6,363 for the year ended December 31, 2016.

NOTE 15 – LONG-TERM LOANS

	December 31, 2016	December 31, 2015
Loan C, interest at 8%, maturity date May 15, 2019	$144,015	$-
Loan D, interest at 8%, maturity date July 20, 2019	110,892	-
Total long term loans	$254,907	$-

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $144,015 loan to the Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan D”) with third party Guowei Hu. The long-term Loan Agreement provided for a $110,892 loan to the Company. The long-term Loan D bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

Total interest expense was $11,755 for the year ended December 31, 2016.

NOTE 16 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Unearned revenue – AIATW	$4,742,272	$6,594,530
Unearned revenue – Farglory	495,615	-
Other long-term liabilities	77,440	-
Long-term liabilities	$5,315,327	$6,594,530

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

AHFL refunded the amounts of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from June 10, 2013 to September 30, 2014. As of December 31, 2016, the Company had long-term liabilities and current liabilities amounts of $4,742,272 and $1,966,814, respectively, related to AIATW Alliance Agreement.

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (Farglory). AHFL is going to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. The Company has not yet booked any revenue because the Company has not provided any service yet. As of December 31, 2016, the Company had long-term liabilities and current liabilities amounts of $495,615 and $123,904, respectively, related to this Service Agreement.

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

On May 14, 2016, Law Broker and Ms. Chao entered into a Supplementary Agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded a long-term liabilities representing the corresponding portion of such bonuses accrued. As of December 31, 2016, the balance of such accrued long-term liabilities is $77,440.

NOTE 17 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value. It currently have 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of December 31, 2014. The Series A Stock has the following rights and preferences:

Voting Rights. Except as otherwise provided by law, the Series A Stock and the common stock vote together on all matters submitted to a vote of the Company’s shareholders. Each holder of Series A Stock is entitled to ten votes for each share of Series A Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Registrant.

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

Fully Paid and Nonassessable. All of the Company’s outstanding shares of preferred stock are fully paid and nonassessable.

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

Does not involve concealment of an unlawful act

Additional preferred stock may be authorized and issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors deems appropriate.  In the event that the Registrant issues any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware.  The effect of this preferred stock designation power is that its Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by its stockholders, and may adversely affect the voting and other rights of the holders of its common stock.

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

NOTE 19 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2015	Adjustments/ Net Income of Non- controlling Interest	Discontinued	As of December 31, 2016
Law Enterprise	34.05%	$199,699	$(182,313)	$-	$17,386
Law Broker	34.05%	7,197,128	2,424,031	-	9,621,159
PFAL	49.00%	206,098	26,316	-	232,414
MKI	49.00%	(1,065)	(504)	-	(1,569)
PA Taiwan	49.00%	(26,292)	(69,156)	-	(95,448)
PTC Nanjing	49.00%	(837)	(1,563)	-	(2,400)
Total		$7,574,731	$2,196,811	$-	$9,771,542

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2014	Adjustments/ Net Income of Non-controlling Interest	Discontinued	As of December 31, 2015
Law Enterprise	34.05%	$882,327	$(682,628)	$-	$199,699
Law Broker	34.05%	5,471,140	1,725,988	-	7,197,128
Law Agent	36.69%	24,689	(1,033)	(23,656)	-
Risk Management	35.47%	(91,809)	22,309	69,500	-
PFAL	49.00%	97,080	109,018	-	206,098
MKI	49.00%	-	(1,065)	-	(1,065)
PA Taiwan	49.00%	-	(26,292)	-	(26,292)
PTC Nanjing	49.00%	-	(837)	-	(837)
Total		$6,383,427	$1,145,460	$45,844	$7,574,731

NOTE 20 – INCOME TAX

Provision (benefit) for income taxes for the year ended December 31, 2016 consists of:

Year ended December 31, 2016	Federal	State	Foreign	Total
Current	$-	$-	$2,207,581	$2,207,581
Deferred	-	-	(87,983)	(87,983)
Change in valuation allowance	-	-	-	-
Total	$-	$-	$2,119,598	$2,119,598

Provision (benefit) for income taxes for the year ended December 31, 2015 consists of:

Year ended December 31, 2015	Federal	State	Foreign	Total
Current	$-	$-	$1,553,650	$1,553,650
Deferred	-	-	(34,424)	(34,424)
Change in valuation allowance	-	-	-	-
Total	$-	$-	$1,519,226	$1,519,226

Provision (benefit) for income taxes for the year ended December 31, 2014 consists of:

Year ended December 31, 2014	Federal	State	Foreign	Total
Current	$-	$-	$1,633,393	$1,633,393
Deferred	-	-	39,447	39,447
Change in valuation allowance	-	-	-	-
Total	$-	$-	$1,672,840	$1,672,840

Significant components of the deferred tax assets and liabilities for federal income taxes as of December 31, 2016 and 2015 consisted of the following:

	2016	2015
Deferred tax assets
Net operating loss carry-forward	$993,050	$857,180
Others	84,597	-
Total	$1,077,647	$857,180
Valuation allowance	(993,050)	(857,180)
Net deferred tax assets	$84,597	$-
Deferred tax assets - noncurrent	$59,233	$-
Deferred tax assets - current	$25,364	$-

Deferred tax liability
Other	-	(3,143)
Deferred tax, net	$84,597	$(3,143)

A 100% valuation allowance was provided for the deferred tax assets related to the PRC segment as of December 31, 2016 and 2015. The deferred tax assets of $59,233 and $25,364 related to the Taiwan segment was included in other current assets and other assets, respectively, on the consolidated balance sheets at December 31, 2016. There were no deferred tax liability and deferred tax assets at December 31, 2016 and 2015, respectively. The deferred tax liability of $3,143 related to the Taiwan segment was included in other current liabilities on the consolidated balance sheets at December 31, 2015.

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

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders. Law Enterprises expected not to distribute its earnings in 2016. Accordingly, NTD20,330,131, approximately $630,000 of additional tax was accrued. Law Enterprises decided not to distribute its earnings in 2015. Accordingly, NTD14,018,314, approximately $427,000 of additional tax was accrued. In December 31, 2014, Law Enterprises decided not to distribute its earnings in 2014. Accordingly, additional NTD9,200,945, approximately $304,000, of income tax was accrued as of December 31, 2014, which is stated as “income tax on undistributed earnings” on the income tax rate reconciliation tables below.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended December 31, 2016, 2015 and 2014:

	Year ended December 31, 2016	Year ended December 31, 2015	Year ended December 31, 2014
US statutory rate	34%	34%	34%
Tax rate difference	(20)%	(22)%	(33)%
Tax base difference	1%	(1)%	1%
Income tax on undistributed earnings	10%	10%	57%
Loss in subsidiaries	5%	15%	45%
Write-off residual value of fixed assets	-%	-%	1%
Un-deductible and non-taxable items	-%	-%	(2)%
Tax per financial statements	30%	36%	103%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

NOTE 21 – RELATED PARTY TRANSACTIONS

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with Mr. ChwanHau Li (the director of the Company), the selling shareholder of Genius Holdings Financial Limited. (Please see detail in Note 8).

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2016 and 2015:

	December 31, 2016	December 31, 2015
Due to Mr. Mao (CEO of the Company)	$361,379	$297,414
Due to Xude Investment (Owned by Mr. ChwanHau Li)	32,374	32,223
Due to Mr. Zhu (Legal Representative of Jiangsu)	1,994	2,133
Due to Ms. Lee (Director of Law Broker and spouse of the Company’s CEO)	-	826
Due to Yuli Broker (Owned by Ms. Lee)	265	-
Due to Yuli Investment (Owned by Ms. Lee)	265	-
Due to Multiple Capital Enterprise*	-	608,941
Due to I Health Management Corp**	3,724	-
Due to other shareholders	-	4,395
Total	$400,001	$945,932

*24% of Multiple Capital Enterprise’s shares are owned by the Company’s management level.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise.

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

Lease Agreements

On January 1, 2016, the Company entered into a lease agreement with I Health Management Corp. (“I Health”) to lease its Nan-King East Road office space and some equipment in Taipei City. The lease term was for one year commencing on January 1, 2016 and ending on December 31, 2016, with an annual base rent of $5,200 (NTD167,515). For the year ended and as of December 31, 2016, rent income and advance amount were $5,200 and $0, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent of $559 (NTD18,000). For the year ended and as of December 31, 2016, rent income and advance amount were $279 and $279, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent of $559 (NTD18,000). For the year ended and as of December 31, 2016, rent income and advance amount were $279 and $279, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an Advisory Agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was $388,031 (NTD1,250,000). The Company has cost of revenue and due to I Health amount of $25,130 and $3,724, respectively, for the year ended and as of December 31, 2016.

On November 1, 2016, the Company entered into an Advisory Agreement with Prime Technology Corp. (“Prime Tech”). Pursuant to the Advisory Agreement, the Company provided the following services to Prime Tech: 1) to set up the consulting software system, and 2) to develop the consulting project from November 1, 2016 to December 30, 2017. One of the Prime Tech board member is Mr. Wong, who owned 49% of PFAL. The Company has revenue and accounts receivable from Prime Tech amount of $6,356 and $6,660, respectively, for the year ended and as of December 31, 2016.

NOTE 22 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2016, 2015 and 2014 were $2,132,950, $1,735,521and $1,668,571, respectively. At December 31, 2016, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ended December 31, 2017	$1,995,497
Twelve months ended December 31, 2018	1,351,149
Twelve months ended December 31, 2019	438,472
Twelve months ended December 31, 2020	29,231
Twelve months ended December 31, 2021	5,871
Thereafter	-
Total	$3,820,220

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

Risk Management and Law Agent were acquired by the Company together with their parent Company, Law Enterprise, on August 24, 2012. The Total Assets and Total Liabilities of Risk Management as of December 31, 2016, 2015 and 2014 were as follows:

	As of December 31, 2016	As of December 31, 2015	As of December 31, 2014
Total Assets (including cash)	-	224,140	334,512
Total Liabilities	-	4,834	255,954

The combined Revenue, Net Loss and EPS of Risk Management and Law Agent for the year ended December 31, 2016,2015 and 2014 were as follows:

	Year Ended December 31, 2016	Year Ended December 31, 2015	Year Ended December 31, 2014
Revenue	-	-	-
Net Income (Loss)	-	60,070	(3,270)
EPS	-	-	-

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

(a) Credit risk

The Company’s credit risk arises principally from accounts and other receivables, pledged deposits and cash and cash equivalents. Management has a credit policy in place and monitors exposures to these credit risks on an ongoing basis. The carrying amounts of trade and other receivables, pledged deposits and cash and cash equivalents represent the Company’s maximum exposure to credit risks. Accounts receivable are due within 30 days from the date of billing.

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

(c) Currency risk

The functional currency for the subsidiaries in Taiwan is NTD, the functional currency for the subsidiaries in Hong Kong is HKD, and the functional currency for the subsidiaries and VIEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NTD, HKD and RMB will affect the Company’s operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

NOTE 25 – SEGMENT REPORTING

The geographical distribution of the Company’s financial information for the years ended December 31, 2016, 2015 and 2014 were as follows:

	For the years ended December 31,
Geographical Areas	2016	2015	2014
Revenue
Taiwan	$61,208,145	$48,669,261	$44,388,396
PRC	8,461,511	5,892,928	3,060,764
Hong Kong	325,408	461,577	802
Elimination adjustment	(61,058)	-	-
Total revenue	$69,934,006	$55,023,766	$47,449,962

Income (loss) from operations
Taiwan	$7,303,616	$5,113,728	$3,055,168
PRC	(817,914)	(1,525,560)	(1,910,774)
Hong Kong	66,356	209,373	(126,560)
Elimination adjustment	132,432	42,884	17,738
Total income (loss) from operations	$6,684,490	$3,840,425	$1,035,572

Depreciation and amortization expenses
Taiwan	$541,461	$366,717	$344,592
PRC	84,279	96,172	62,798
Hong Kong	288	312	-
Elimination adjustment	-	-	-
Total depreciation and amortization expenses	$626,028	$463,201	$407,390

Interest income
Taiwan	$234,316	$208,526	$197,503
PRC	4,464	31,047	31,809
Hong Kong	1	2	5
Elimination adjustment	(30,116)	(9,066)	-
Total interest income	$208,665	$230,509	$229,317

Interest expenses
Taiwan	$38,083	$9,720	$-
PRC	11,755	-	-
Hong Kong	-	-	-
Elimination adjustment	(30,116)	(9,066)	-
Total interest expenses	$19,722	$654	$-

Income tax
Taiwan	$2,095,827	$1,496,206	$1,658,677
PRC	13,135	16,429	14,163
Hong Kong	10,636	6,591	-
Elimination adjustment	-	-	-
Total income tax	$2,119,598	$1,519,226	$1,672,840

Net income (loss)
Taiwan	$5,803,240	$4,003,828	$1,935,308
PRC	(844,778)	(1,531,555)	(1,851,410)
Hong Kong	53,900	222,665	(126,624)
Elimination adjustment	7,220	6,187	-
Total net income (loss)	$5,019,583	$2,701,125	$(42,726)

The geographical distribution of the Company’s financial information as of December 31, 2016 and 2015 were as follows:

	As of December 31,
Geographical Areas	2016	2015
Capital expenditures
Taiwan	$(835,564)	$(575,968)
PRC	(148,936)	(52,251)
Hong Kong	-	-
Total capital expenditures	$(984,500)	$(628,219)

Long-lived assets
Taiwan	$26,947,718	$27,127,174
PRC	8,803,587	8,873,008
Hong Kong	270,648	120,937
Elimination adjustment	(30,227,792)	(30,606,217)
Total long-lived assets	$5,794,161	$5,514,902

Reportable assets
Taiwan	$90,388,991	$74,142,085
PRC	13,325,433	13,224,648
Hong Kong	561,708	477,542
Elimination adjustment	(52,868,589)	(48,442,459)
Total reportable assets	$51,407,543	$39,401,816

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

On June 9, 2013, AHFL entered into a Loan Agreement with ZLI Holdings, whereby AHFL agreed to provide a loan to ZLI Holdings of RMB40 million ($6,389,925). The term for such loan is 10 years which may be extended upon the agreement of the parties. The loan was remitted to ZLI Holdings on August 30, 2013. In August 2013, ZLI Holdings entered into three loan agreements (“Investor Loan Agreements”) with the following independent third parties, collectively, the Investor Borrowers:

1.	Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong (RMB29,500,000 ($4,712,570))

2.	Ms. Chunyan Lu, PRC citizen (RMB3,000,000 ($479,244))

3.	Ms. Jing Yue, PRC citizen (RMB7,500,000 ($1,198,111))

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

NOTE 27 – SUBSEQUENT EVENTS

On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth Amendment to the Acquisition Agreement (the “Fifth Amendment”), pursuant to which, on or prior to March 31, 2019, the Company agreed to distribute the cash payment in the amount of NTD15 million.

On March 13, 2017, Law Broker and Ms. Chao entered into an Engagement Agreement, which is the amendment to Engagement Agreement dated May 10, 2016, disclosed in Note 16, to specify 1) Ms. Chao's pension calculation assumption and start date, and 2) the non-competition provision start date.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2016. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of December 31, 2016, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for our Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

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

Management assessed the effectiveness of our Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Management's assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of these controls.

Based on this assessment, management has concluded that as of December 31, 2016, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our Company's registered public accounting firm pursuant to our Company’s status as an emerging growth company under the Jumpstart Our Business Startups Act of 2012.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2016 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this item is incorporated by reference to the information under the caption “Executive Compensation and Related Information Compensation Discussion and Analysis” to be contained in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” to be contained in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this item is incorporated by reference to the information under the caption “Certain Relationships and Related Transactions” to be contained in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information required by this item is incorporated by reference to the information under the caption “Principal Accounting Fees and Services” to be contained in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement, dated August 24, 2012, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012).

2.2	Amendment to Acquisition Agreement, dated March 14, 2013, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013).

2.3	Second Amendment to Acquisition Agreement, dated March 13, 2015, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.3 to the Form 10-K filed with the SEC on March 18, 2015).

2.4	Third Amendment to Acquisition Agreement, dated February 17, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2016).

2.5	Acquisition Agreement, dated February 13, 2015, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Li Chwan Hau (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015).

2.6	Amendment 2 to Acquisition Agreement, dated February 15, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Li Chwan Hau (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 18, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011).

10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011).

10.3	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011).

10.4	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011).

10.5	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011).

10.6	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011).

10.7	Power of Attorney, dated January 17, 2011, by Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011).

10.8	Power of Attorney, dated January 17, 2011, by Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011).

10.9	Power of Attorney, dated January 17, 2011, by Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011).

10.10	Power of Attorney, dated January 17, 2011, by Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011).

10.11	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011).

10.12	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011).

10.13	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011).

10.14	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011).

10.15	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Allianz China Life Insurance Company Limited (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011).

10.16	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011).

10.17	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Li Dan (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011).

10.18	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Yan Fang (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011).

10.19	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Liu Jianxin (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011).

10.20	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xudong (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011).

10.21	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xumin (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011).

10.22	Translation of Insurance Agency Contract, dated November 5, 2003, by and between Taiping Life Insurance Co., Ltd. and Zhengzhou Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011).

10.29	Translation of Creditors Right Subrogation Agreement, dated March 31, 2011, by and between Jin, Yong-Guang and Li, Fu-Chang (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011).

10.30	Translation of Debt Waiver Agreement, dated March 31, 2011, by and between LI, FU-CHANG and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011).

10.34	Translation of Employment Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Chuang Yun Chi (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012).

10.35	Translation of Insurance Agency Contract, dated January 1, 2008, by and between Law Insurance Broker Co., Ltd. and China Life Insurance Company (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012).

10.36	Translation of Insurance Agency Contract, dated December 30, 2000, by and between Law Insurance Broker Co., Ltd. and Farglory Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012).

10.37	Translation of Insurance Agency Contract, dated February 20, 2004, by and between Law Insurance Broker Co., Ltd. and Fubon Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012).

10.38	Translation of Insurance Agency Contract, dated July 22, 1993, by and between Law Insurance Broker Co., Ltd. and KuoHua Life Insurance Company (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012).

10.39	Translation of Insurance Agency Contract, dated January 1, 2002, by and between Law Insurance Broker Co., Ltd. and TransGlobe Life Insurance Company (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012).

10.40	Translation of Insurance Agency Contract, dated September 1, 2009, by and between Law Insurance Broker Co., Ltd. and ACE Insurance Company (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012).

10.41	Translation of Insurance Agency Contract, dated December 1, 2006, by and between Law Insurance Broker Co., Ltd. and Fubon Insurance Co, Ltd. (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012).

10.42	Translation of Insurance Agency Contract, dated August 5, 2010, by and between Law Insurance Broker Co., Ltd. and Taian Insurance Co., Ltd. (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012).

10.43	Translation of Insurance Agency Contract, dated April 1, 2008, by and between Law Insurance Broker Co., Ltd. and Union Insurance Company (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012).

10.44	Translation of Insurance Agency Contract, dated October 1, 2005, by and between Law Insurance Broker Co., Ltd. and Zurich Insurance Company (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012).

10.45	Reclassification Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Mao Yi Hsiao (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.46	Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013).

10.47	Amendment to Strategic Alliance Agreement, dated June 10, 2013, by and between AIA International Limited Taiwan Branch and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on September 30, 2014).

10.48	Translation of Amendment No. 2 to Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial Limited and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 11, 2016).

10.49	Translation of Consent Letter, dated March 15, 2016, by Action Holdings Financial Limited (incorporated by reference to Exhibit 10.51 to the Form 10-K filed with the SEC on March 30, 2016).

10.50	Loan Agreement, dated June 9, 2013, by and between Action Holdings Financial Limited and ZLI Holdings Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013).

10.51	Loan Agreement, dated August 28, 2013, by and between ZLI Holdings and Able Capital Holding Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013).

10.52	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Chen Li (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013).

10.53	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Yue Jing (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013).

10.54	Translation of Tenancy Agreement, dated April 15, 2015, by and between Pon-Chen Co., Ltd. and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.57 to the Form 10-K filed with the SEC on March 30, 2016).

10.56	Form of Share Pledge Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.55 to the Form 10-KT filed with the SEC on April 17, 2014).

10.57	Form of Power of Attorney, dated October 24, 2013 (incorporated by reference to Exhibit 10.56 to the Form 10-KT filed with the SEC on April 17, 2014).

10.58	Form of Exclusive Option Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.57 to the Form 10-KT filed with the SEC on April 17, 2014).

10.59	Translation Lease Agreement, dated January 17, 2014, by and between Qing Tian and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.58 to the Form 10-KT filed with the SEC on April 17, 2014).

10.60	Translated Broker Agreement, dated January 1, 2014, by and between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd. (incorporated by reference to Exhibit 10.59 to the Form 10-KT filed with the SEC on April 17, 2014).

10.64	Engagement Agreement, dated January 13, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.67 to the Form 10-K filed with the SEC on March 30, 2016).

10.66	Translation of Loan Agreement, dated January 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.67	Translation of Loan Agreement No. 2, dated February 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities Exchange Commission on February 18, 2016).

10.70	Translation of Loan Agreement, dated January 4, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.71	Insurance Agency Contract, dated March 1, 2012, by and between CTBC Life Insurance and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.68 to the Form 10-K filed with the SEC on March 18, 2015).

10.72	Insurance Agency Contract, dated January 1, 2011, by and between Shin Kong Life and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.69 to the Form 10-K filed with the SEC on March 18, 2015).

10.73	Insurance Contract, dated December 31, 2013, by and between Yingda Life Insurance Co. Ltd. and Anhou (incorporated by reference to Exhibit 10.70 to the Form 10-K filed with the SEC on March 18, 2015).

10.74	Insurance Contract, dated January 1, 2015, by and between Aviva Life Insurance Co. Ltd. and Anhou (incorporated by reference to Exhibit 10.71 to the Form 10-K filed with the SEC on March 18, 2015).

10.75	Professional Consulting Service Agreement, dated April 20, 2016, by and between Farglory Life Insurance Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 10, 2016).

10.76	Engagement Agreement, dated May 9, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 10, 2016).

10.80	Translation of Form of Convertible Bond Purchase Agreement, dated June 23, 2016, by and between China United Insurance Service, Inc. and Huang Hai-Long (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 28, 2016).

10.81	Fourth Amendment to Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 9, 2016).

10.82	Third Amendment to Genius Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Li Chwan-Hau (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 9, 2016).

10.83	Translation of Loan Agreement, dated May 15, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 9, 2016).

10.84	Translation of Loan Agreement, dated July 20, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 9, 2016).

10.85	Translation of Loan Agreement, dated October 11, 2016, by and between Action Holdings Financial Limited and Law Insurance Broker Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2016).

10.86	Translation of Loan Agreement, dated October 24, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Rich Fountain Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 9, 2016).

10.87	Translation of the Supplementary Agreement to Engagement Agreement, dated May 14, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 9, 2016).

10.88	Translation of Tenancy Agreement, dated January 10, 2014, by and between Xiangriya Industrial (Nantong) Co., Ltd. and Jiangsu Law Brokers Co., Ltd.

10.89	Translation of Tenancy Agreement, dated August 8, 2014, by and between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang Insurance Agency Co., Ltd.

10.90	Translation of Share Transfer Agreement, dated November 17, 2016, by and between Li Chen and Chunyan Lu

10.91	Translation of Fifth Amendment to Acquisition Agreement, dated March 12, 2017, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein

10.92	Translation of Amendment to Loan Agreement, dated December 30, 2016, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited

10.93	Translation of Loan Agreement, dated March 13, 2017, by and between Law Enterprise Co., Ltd. and Action Holdings Financial Limited Taiwan Branch

10.94	Translation of Consulting Service Agreement, dated December 7,2016, by and between China United Insurance Service, Inc. and Fu-Chang Li

21	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: March 15, 2017		China United Insurance Service, Inc.

	By:	/s/ Yi Hsiao Mao
Yi Hsiao Mao
Chief Executive Officer and Director

	By:	/s/ Yung Chi Chuang
Yung Chi Chuang
Chief Financial Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer and Director	March 15, 2017
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Yung Chi Chuang	Chief Financial Officer	March 15, 2017
Yung Chi Chuang	(Principal Executive Officer)

/s/ Fu Chang Li	Director	March 15, 2017
Fu Chang Li

/s/ Chwan Hau Li	Director	March 15, 2017
Chwan Hau Li

