Form 10-Q
period 2017-03-31
China United Insurance Service, Inc.
filed 2017-05-10
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☐  No  ☒

As of May 9, 2017, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our” and the “Company” and words of like import refer to China United Insurance Service, Inc., its subsidiaries and variable interest entities (“VIEs”).

References to China or the PRC refer to the People’s Republic of China (excluding Hong Kong, Macao and Taiwan). References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Taiwan, Hong Kong and China using NTD (the currency of Taiwan), HKD (the currency of Hong Kong), and RMB (the currency of China), respectively, and our financial statements are presented in United States dollars (“USD” or “$”).  In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.  These dollar references are based on the exchange rate of NTD, HKD and RMB to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$26,640,425	$25,521,802
Marketable securities	4,980,921	2,426,870
Accounts receivable, net	8,008,959	15,774,159
Other current assets	2,379,340	1,890,551
Total current assets	42,009,645	45,613,382

Property, plant and equipment, net	1,026,960	926,905
Intangible assets	828,592	784,219
Goodwill	2,071,491	2,071,491
Long-term investment	1,367,261	1,285,064
Other assets	1,923,193	726,482
TOTAL ASSETS	$49,227,142	$51,407,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$3,196,819	$2,249,869
Due to related parties	614,807	400,001
Other current liabilities	11,393,388	18,639,909
Total current liabilities	15,205,014	21,289,779

Convertible bonds	200,000	200,000
Long-term loans	256,874	254,907
Long-term liabilities	5,772,378	5,315,327
TOTAL LIABILITIES	21,434,266	27,060,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,157,512
Statutory reserves	4,270,242	3,799,585
Retained earnings	4,152,250	3,286,562
Accumulated other comprehensive gain/(loss)	87,998	(667,976)
Stockholders' equity attribute to parent’s shareholders	16,701,244	14,575,988
Noncontrolling interest	11,091,632	9,771,542
TOTAL STOCKHOLDERS’ EQUITY	27,792,876	24,347,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,227,142	$51,407,543

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended March 31,
	2017	2016

Revenue	$15,355,528	$9,562,296
Cost of revenue	8,783,843	6,468,859

Gross profit	6,571,685	3,093,437

Operating expenses:
Selling	386,181	898,265
General and administrative	3,352,440	2,887,108
Total operating expense	3,738,621	3,785,373

Income (loss) from operations	2,833,064	(691,936)

Other income (expenses):
Interest income	72,050	51,756
Interest expenses	(8,069)	(1,187)
Other - net	(118,967)	(29,350)
Total other income (expenses)	(54,986)	21,219

Income (loss) before income taxes	2,778,078	(670,717)
Income tax expense	757,279	3,199

Net income (loss)	2,020,799	(673,916)
Net income (loss) attributable to the noncontrolling interest	684,454	(30,215)
Net income (loss) attributable to parent's shareholders	1,336,345	(643,701)

Other comprehensive items
Foreign currency translation gain (loss)	713,503	163,512
Other	42,471	(1,593)

Other comprehensive income (loss) attributable to parent's shareholder	755,974	161,919
Other comprehensive items attributable to noncontrolling interest	635,636	149,633

Comprehensive income (loss) attributable to parent's shareholders	$2,092,319	$(481,782)

Comprehensive income attributable to noncontrolling interest	$1,320,090	$119,418

Weighted average shares outstanding:
Basic	29,452,669	29,452,669
Diluted	30,500,746	29,452,669

Income (loss) per share:
Basic	$0.045	$(0.022)
Diluted	$0.044	$(0.022)

 The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016

Cash flows from operating activities:
Net income (loss)	$2,020,799	$(673,916)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	132,820	155,099
Amortization of bond premium	62	-
Gain on valuation of financial assets	614	(1,594)
Loss on disposal of fixed assets	12,802	37,938
Change in deferred tax assets	(36,796)	(3,122)
Changes in operating assets and liabilities:
Accounts receivable	8,540,379	5,509,467
Other current assets	(349,156)	388,380
Other assets	(1,078,254)	32,045
Tax payable	797,176	(17,523)
Other current liabilities	(8,187,180)	(5,096,789)
Long-term liabilities	126,956	-
Net cash provided by operating activities	1,980,222	329,985

Cash flows from investing activities:
Proceeds from sale of marketable securities	2,484,686	-
Purchase of marketable securities	(4,831,010)	-
Purchase of property, plant and equipment	(142,288)	(217,985)
Purchase of intangible assets	(130,847)	(233,400)
Net cash used in investing activities	(2,619,459)	(451,385)

Cash flows from financing activities:
Proceeds from related party borrowing	244,963	11,254
Repayment to related parties	(276)	(604,906)
Repayment to loans	-	(45,368)
Net cash provided by (used in) financing activities	244,687	(639,020)

Foreign currency translation	1,513,173	361,754
Net increase (decrease) in cash and cash equivalents	1,118,623	(398,666)

Cash and cash equivalents, beginning balance	25,521,802	20,831,824
Cash and cash equivalents, ending balance	$26,640,425	$20,433,158

SUPPLEMENTARY DISCLOSURE:

Interest paid	$3,000	$447
Income tax paid	$5,408	$9,037

SUPPLEMENTARY DISCLOSURE OF CASH FLOWS FOR NON-CASH TRANSACTION:
Debt forgiveness - related party	$32,937	$-

   The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENT

(UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“CU Hong Kong” or “ZLI Holdings”), which is currently quoted on the United States Over the Counter Bulletin Board.

The corporate structure as of March 31, 2017 was as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1 above. All significant intercompany transactions and balances were eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, which were included in the Company’s 2016 Annual Report on Form 10-K. The accompanying condensed consolidated balance sheet as of December 31, 2016, has been derived from the Company’s audited consolidated financial statements as of that date.

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

	Average Rate for the three months ended March 31,
	2017		2016
Taiwan dollar (NTD)	NTD	31.049410	NTD	33.063000
China yuan (RMB)	RMB	6.888178	RMB	6.539470
Hong Kong dollar (HKD)	HKD	7.760185	HKD	7.773440
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	March 31, 2017		December 31, 2016
Taiwan dollar (NTD)	NTD	30.351770	NTD	32.283100
China yuan (RMB)	RMB	6.890530	RMB	6.943700
Hong Kong dollar (HKD)	HKD	7.770470	HKD	7.754340
United States dollar ($)		$1.000000		$1.000000

Fair Values of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurements and Disclosures”, defines FV, establishes a three-level valuation hierarchy for disclosures of FV measurement and enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The following table presents the fair value and carrying value of the Company’s marketable securities, loan receivable, borrowings and convertible bonds as of March 31, 2017:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$4,980,921	$-	$-	$4,980,921
Loan receivable (Other current assets in Notes 5)	-	-	1,581,456	1,581,456
Long-term investment:
Equity investment	-	-	1,266,315	1,266,315
Government bonds	100,946	-	-	100,946

Liabilities
Due to related parties	$-	$-	$614,807	$614,807
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	256,874	256,874

The following table presents the fair value and carrying value of the Company’s marketable securities, loan receivable, borrowings and convertible bonds as of December 31, 2016:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$2,426,870	$-	$-	$2,426,870
Loan receivable (Other current assets in Notes 5)	-	-	1,486,846	1,486,846
Long-term investment:
Equity investment	-	-	1,190,558	1,190,558
Government bonds	94,506	-	-	94,506

Liabilities
Due to related parties	$-	$-	$400,001	$400,001
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	254,907	254,907

Marketable securities – The fair value of marketable securities is generally valued based on quoted market prices in active markets.

Loan receivable – The Company’s loan receivable is determined based on 4.5% per annum interest rate on the recent lends to Rich Fountain Limited.

Equity investment – The fair value of the Company’s equity investment is unobservable data point and include situations where there is little, if any, market activity.

Government bonds –The fair value of government bonds is valued based on quoted market price in active markets.

Short-term loans – The Company’s short-term loans have been determined based on 1.5% per annum interest rate in year 2015.

Due to related parties – The Company’s due to related parties bore no interest and payable on demand.

Convertible bonds – The Company determined the fair value of the convertible bonds is based on the average closing trading price for the 10 business days immediately prior to the conversion date times 80%.

Long-term loans - The Company’s long-term loans are determined based on 8% per annum interest rate in PRC.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of March 31, 2017, approximately $1,510,000 of the Company’s cash and cash equivalents held by financial institutions was insured, and the remaining balance of approximately $20,734,000 was not insured.

Two major insurance companies accounted for more than 10% of the Company’s total revenue for the three months ended of March 31, 2017 and 2016. Revenue and accounts receivable from these insurance companies are as follows:

	Three months ended March 31,
	2017			2016
	Amount		% of Total Revenue	Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,180,227		27%	$2,242,125		23%
Taiwan Life Insurance Co., Ltd. (**)	2,087,357		14%	(*	)	(* )
Fubon Life Insurance Co., Ltd.	(*	)	(* )	1,377,986		14%

(*)	Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.
(**)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

	March 31, 2017			December 31, 2016
	Amount		% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$2,551,926		32%	$6,503,843	41%
Taiwan Life Insurance Co., Ltd (**)	1,266,033		16%	1,973,410	13%
Fubon Life Insurance Co., Ltd	(*	)	(* )	1,660,685	11%

(*)	The related revenue for the year ended had not exceeded 10% or more of the consolidated revenue.
(**)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

With respect to accounts receivable, the Company generally does not have any collateral and does not have any allowance for doubtful accounts.

The Company’s operations are in the People’s Republic of China (“PRC”), Taiwan and Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Taiwan and Hong Kong, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, Taiwan and Hong Kong, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

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

NOTE 3 – CASH AND CASH EQUIVALENTS

As of March 31, 2017 and December 31, 2016, our cash and cash equivalents primarily consisted of petty cash, cash in banks, certificates of deposits and re-purchase bonds. On March 24, 2017, the Company and China Bills Finance Corporation entered into a repurchase agreement with amount of $5,370,362 (NTD 163,000,000) with 0.36% interest rate and was due in April 2017.

As of March 31, 2017 and December 31, 2016, the Company’s cash and cash equivalents consisted of the following:

	March 31, 2017	December 31, 2016
Petty cash, cash in banks and certificates of deposits	$21,270,063	$25,521,802
Cash equivalent – re-purchase bonds	5,370,362	-
Total cash and cash equivalents	$26,640,425	$25,521,802

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	March 31, 2017
	Cost or Amortized Cost	Gross Unrealized Gains (Losses)	Total Fair Value
Level 1 securities:
Stocks	$38,763	$(171)	$38,592
Funds	4,942,051	278	4,942,329
	$4,980,814	$107	$4,980,921

	December 31, 2016
	Cost or	Gross
	Amortized	Unrealized	Total
	Cost	Gains (Losses)	Fair Value
Level 1 securities:
Stocks	$28,863	$9,900	$38,763
Funds	2,340,219	47,888	2,388,107
	$2,369,082	$57,788	$2,426,870

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Loan receivable	$1,581,456	$1,486,846
Prepaid expenses	246,491	64,678
Prepaid rent and rent deposit	326,226	199,022
Other receivable	85,067	50,683
Deferred tax assets-current	92,262	59,233
Interest receivable	31,001	12,648
Refundable business tax	15,040	17,441
Others	1,797	-
Total other current assets	$2,379,340	$1,890,551

On October 24, 2016, the Company entered into a loan agreement (“Loan A”) with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. The Company provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend this loan to October 23, 2017.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31,2016
Office equipment	$1,154,687	$1,070,061
Office furniture	172,450	168,658
Leasehold improvements	698,960	581,964
Transportation equipment	136,354	132,344
Other equipment	93,888	87,302
Total	2,256,339	2,040,329
Less: accumulated depreciation	(1,229,379)	(1,113,424)
Total property, plant and equipment, net	$1,026,960	$926,905

Depreciation expense was $75,596 and $71,489 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 7 – INTANGIBLE ASSETS

As of March 31, 2017 and December 31, 2016, the Company’s intangible assets consisted of the following:

	March 31, 2017	December 31, 2016
Software	$1,648,819	$1,500,339
Less accumulated amortization	(820,227)	(716,120)
Total intangible assets	$828,592	$784,219

Estimated future intangible amortization as of March 31, 2017 is as follows:

Periods ending March 31,	Amount
2018	$231,450
2019	223,955
2020	191,175
2021	147,143
2022	30,488
Thereafter	4,381
Total	$828,592

Amortization expense was $57,224 and $83,610 for the three months ended March 31, 2017 and 2016, respectively.

NOTE 8 – LONG-TERM INVESTMENT

As of March 31, 2017 and December 31, 2016, the Company’s long-term investment consisted of the following:

	March 31, 2017	December 31, 2016
Equity Investment	$1,266,315	$1,190,558
Government Bonds	100,946	94,506
Total	$1,367,261	$1,285,064

As of March 31, 2017 and December 31, 2016, the Company had the following long-term investment in equity:

Type	Investee	Investment Ownership	March 31, 2017 Amount	December 31, 2016 Amount
Cost Method	Genius Insurance Broker Co., Ltd	15.64%	$1,266,315	$1,190,558

According to Taiwan regulatory requirements, Law Insurance Broker Co., Ltd. (“Law Broker”) is required to maintain a minimum of NTD3,000,000 ($98,841) in a separate account. Law Broker chose to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	March 31, 2017
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	March 31,
	2016	Gains (Losses)	2017
Government bonds	94,506	6,440	100,946
	$94,506	$6,440	$100,946

	December 31, 2016
	Cost or	Gross	Fair Value at
	Amortized	Unrealized	December 31,
	Cost	Gains (Losses)	2016
Government bonds	94,381	125	94,506
	$94,381	$125	$94,506

NOTE 9 – OTHER ASSETS

The Company’s other assets consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Registered capital deposit	$1,015,887	$-
Rental deposit	483,830	445,283
Restricted cash	254,394	248,803
Prepayments	132,069	5,576
Others	37,013	26,820
Total other assets	$1,923,193	$726,482

Registered capital deposit is the requirement by China Insurance Regulatory Commission that an intermediary company should hold all of its registered capital in a custodian account and subject to limited usage, among which, no less than 10% of the registered capital shall be invested in significant deposit by agreement or term deposit. Rental deposits include long-term leasing deposits. Restricted cash is a deposit in the bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, which cannot be withdrawn without the permission of the regulatory commission and the trust account for Law Broker’s general manager’s Bonus Plans. Prepayments are prepaid recruitment fee and prepaid long-term software-maintenance contract pending for final acceptance. Others are deferred tax assets-noncurrent and other. As of March 31, 2017 and December 31, 2016, the Company had deferred tax assets-noncurrent amount of $35,360 and $25,364, respectively.

NOTE 10 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
PRC Tax	$234,822	$163,461
Hong Kong Tax	14,204	14,233
Taiwan Tax	2,947,793	2,072,175
Total tax payable	$3,196,819	$2,249,869

PRC tax represents income tax and other taxes accrued according to PRC tax law by our subsidiaries and Consolidated Affiliated Entities (“CAE”) in the PRC. Taiwan tax represents income tax accrued according to Taiwan tax law by our subsidiaries and branches in Taiwan. Hong Kong tax represents income tax accrued according to Hong Kong tax law by our subsidiaries in Hong Kong. Above taxes will be settled within the next twelve months according to the respective tax laws.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Commissions payable to sub-agents	$5,551,226	$11,869,181
Unearned revenue (AIATW and Farglory)	2,616,372	2,090,718
Due to previous shareholders of AHFL	-	480,559
Accrued business tax	221,036	469,259
Withholding employee personal tax	313,318	362,954
Accrued tax penalties	370,000	370,000
Accrued bonus	861,821	1,935,091
Salary payable to administrative staff	938,422	183,066
Accrued labor, health insurance and employee retirement plan	102,150	92,085
Accrued advertisement fee	-	32,525
Other accrued liabilities	419,043	754,471
Total other current liabilities	$11,393,388	$18,639,909

Commissions payable to sub-agents, Accrued bonus, Salaries payable to administrative staff, and accrued advertisement expense are usually settled within 12 months. Unearned revenue is described in Note 14. Due to previous shareholders of Action Holdings Financial Limited (“AHFL”) is the remaining balance payable of the acquisition cost. Accrued business tax, withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to the related government department within one month. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Other accrued liabilities are mainly for operating expenses payable, such as training and travelling.

NOTE 12 – CONVERTIBLE BONDS

The Company intended to issue the convertible bonds during the period commencing on June 23, 2016 and ended on September 30, 2016 with an aggregate principal amount of up to $10,000,000. The convertible bonds were to be sold in units, with each unit being $100,000 in principal amount. The Company had not made any offers or sales of the convertible bonds to U.S. persons and there was no directed selling efforts in the United States. The bonds would not be convertible until two years from the issuance date and with an annual interest rate of 6% payable on a quarterly basis. The purchaser of the convertible bonds might cause the company to redeem the convertible bonds before the end of the term, subject to certain penalties depending on the holding period of the convertible bonds when redeemed. Upon the expiration of the term of the convertible bond, the bond holder may, in its sole discretion, choose to collect the payment of full principal amount of the convertible bond together with any interest accrued or convert the convertible bond into common shares of the Company at the conversion price. The conversion price shall be the product of (i) the average closing trading price for the 10 business days immediately prior to the conversion date times (ii) 80%.

On June 23, 2016, the Company issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of March 31, 2017 and December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 for the three months ended March 31, 2017.

NOTE 13 – LONG-TERM LOANS

	March 31, 2017	December 31, 2016
Loan B, interest at 8%, maturity date May 15, 2019	$145,126	$144,015
Loan C, interest at 8%, maturity date July 20, 2019	111,748	110,892
Total long term loans	$256,874	$254,907

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd (“Anhou” or “Law Anhou”) entered into a loan agreement (“Loan B”) with third party Guowei Hu. The long-term Loan Agreement provided for a $145,126 loan to the Company. The long-term Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $111,748 loan to the Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

Total interest expense was $5,069 for the three months ended March 31, 2017.

NOTE 14 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Unearned revenue – AIATW	$4,772,217	$4,742,272
Unearned revenue – Farglory	406,346	495,615
Due to pervious shareholders of AHFL	480,559	-
Other long-term liabilities	113,256	77,440
Long-term liabilities	$5,772,378	$5,315,327

Unearned revenue – AIATW

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

AHFL refunded the amounts of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from June 10, 2013 to September 30, 2014. As of March 31, 2017 and December 31, 2016, the Company had long-term liabilities amount of $4,772,217 and $4,742,272, respectively, and current liabilities amounts of $2,363,778 and $1,966,814, respectively, related to AIATW Alliance Agreement.

Unearned revenue – Farglory

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (“Farglory”). AHFL is going to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. The Company has not yet booked any revenue because the Company has not provided any service yet. As of March 31, 2017 and December 31, 2016, the Company had long-term liabilities amount of $406,346 and $495,615, respectively, and current liabilities amounts of $252,594 and $123,904, respectively, related to this Service Agreement.

Due to previous shareholders of AHFL

Due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to distribute the cash payment in the amount of NTD15 million on or prior to March 31, 2019.

Other long-term liabilities

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

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao's pension calculation assumption and start date, and 2) the non-competition provision start date. As of March 31, 2017 and December 31, 2016, the balance of such accrued long-term liabilities were $113,256 and $77,440, respectively.

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

Dividends. The holders of Series A Stock are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the Board.

Liquidation. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Company, the holders of common stock and the holders of Series A Stock shall be entitled to share equally on a per share basis, in all assets of the Company of whatever kind available for distribution.

Conversion Rights. The holders of the Series A Stock have the right to convert their shares thereof at any time into shares of the Company’s common stock. Each share of Series A Stock is convertible into one share of common stock.

If the Company in any manner subdivides or combines the outstanding shares of common stock, the outstanding shares of the Series A Stock will be subdivided or combined in the same manner.

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

Additional preferred stock may be authorized and issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors deems appropriate.  In the event that the Company issues any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware.  The effect of this preferred stock designation power is that its Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by its stockholders, and may adversely affect the voting and other rights of the holders of its common stock.

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

NOTE 17 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2016	Adjustments/ Net Income of Non-controlling Interest	As of March 31, 2017
Law Enterprise Co., Ltd. (“Law Enterprise”)	34.05%	$17,386	$560,694	$578,080
Law Broker	34.05%	9,621,159	802,452	10,423,611
Prime Financial Asia Ltd. (“PFAL”)	49.00%	232,414	(10,313)	222,101
Max Key Investments Ltd. (“MKI”)	49.00%	(1,569)	(10)	(1,579)
Prime Asia Corporation Limited. (“PA Taiwan”)	49.00%	(95,448)	(32,767)	(128,215)
Prime Management Consulting (Nanjing) Co., Ltd. (“PTC Nanjing”)	49.00%	(2,400)	34	(2,366)
Total		$9,771,542	$1,320,090	$11,091,632

Name of Affiliate	% of Non- controlling Interest	As of December 31, 2015	Adjustments/ Net Income of Non-controlling Interest	As of December 31, 2016
Law Enterprise	34.05%	$199,699	$(182,313)	$17,386
Law Broker	34.05%	7,197,128	2,424,031	9,621,159
PFAL	49.00%	206,098	26,316	232,414
MKI	49.00%	(1,065)	(504)	(1,569)
PA Taiwan	49.00%	(26,292)	(69,156)	(95,448)
PTC Nanjing	49.00%	(837)	(1,563)	(2,400)
Total		$7,574,731	$2,196,811	$9,771,542

NOTE 18 – INCOME TAX

Provision (benefit) for income taxes for the three months ended March 31, 2017 consists of:

Three months ended March 31, 2017	Federal	State	Foreign	Total
Current	$-	$-	$794,075	$794,075
Deferred	-	-	(36,796)	(36,796)
Change in valuation allowance	-	-	-	-
Total	$-	$-	$757,279	$757,279

Provision (benefit) for income taxes for the three months ended March 31, 2016 consists of:

Three months ended March 31, 2016	Federal	State	Foreign	Total
Current	$-	$-	$6,397	$6,397
Deferred	-	-	(3,198)	(3,198)
Change in valuation allowance	-	-	-	-
Total	$-	$-	$3,199	$3,199

Significant components of the deferred tax assets and liabilities for federal income taxes as of March 31, 2017 and December 31, 2016 consisted of the following:

	As of
	March 31, 2017	December 31, 2016
Deferred tax assets
Net operating loss carry-forward	$1,013,532	$993,050
Others	127,622	84,597
Total	$1,141,154	$1,077,647
Valuation allowance	(1,013,532)	(993,050)
Net deferred tax assets	$127,622	$84,597
Deferred tax assets - current	$92,262	$59,233
Deferred tax assets - noncurrent	$35,360	$25,364

A 100% valuation allowance was provided for the deferred tax assets related to the PRC segment and US holding company as of March 31, 2017 and December 31, 2016. Net deferred tax assets of $127,622 and $84,597, respectively, related to the Taiwan segment was included in both other current assets and other assets on the consolidated balance sheets as of March 31, 2017 and December 31, 2016.

Zhengzhou Zhongliay Hengfu Business Consulting Co., Ltd. (“CU WFOE”) and the VIEs in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu and Sichuan. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income. Sichuan is subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments.

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
US statutory rate	34%	34%
Tax rate difference	(18)%	(8)%
Tax base difference	1%	(4)%
Loss in subsidiaries	4%	(28)%
Un-deductible and non-taxable items	6%	6%
Tax per financial statements	27%	0%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to local tax laws and the non-taxable tax income or expenses.

NOTE 19 – RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$380,863	$361,379
Due to Ms. Lu (Shareholder of Law Anhou)	217,690	-
Due to Xude Investment (Owned by Mr. ChwanHau Li)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,009	1,994
Due to Yuli Broker (Owned by Ms. Lee)	141	265
Due to Yuli Investment (Owned by Ms. Lee)	141	265
Due to I Health Management Corp*	13,963	3,724
Total	$614,807	$400,001

*25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise.

The loan due to related parties bore no interest and were payable on demand.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). For the year ended and as of March 31, 2017, rent income and advance amount were $138 and $141, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). For the three months ended and as of March 31, 2017, rent income and advance amount were $138 and $141, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $40,000 (NTD1,250,000). The Company had cost of revenue and due to I Health amount of $9,777 and $13,963, respectively, for the three months ended and as of March 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Fuchang Li (“Mr. Li”, the director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. The total advisory fee was approximately $58,000 (NTD1,800,000). The Company had prepaid expenses and general and administrative expense amount of $9,346 and $14,019, respectively, as of and for the three months ended March 31, 2017.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Prime Technology Corp. (“Prime Tech”), which has one of the same directors as Prime Financial Asia Ltd. Pursuant to this consulting agreement, the Company provided administrative operation consulting service to Prime Tech from November 1, 2016 to December 31, 2021. As of and for the three months ended March 31, 2017, the Company had account receivable and revenue amount of $10,825 and $10,582, respectively.

NOTE 20 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2017 and 2016 were $571,023and $507,460, respectively. At March 31, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending March 31, 2018	$2,127,670
Twelve months ending March 31, 2019	1,227,502
Twelve months ending March 31, 2020	307,901
Twelve months ending March 31, 2021	40,487
Twelve months ending March 31, 2022	22,756
Thereafter	-
Total	$3,726,316

Engagement Agreement with Ms. Chao

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

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao's pension calculation assumption and start date, and 2) the non-competition provision start date. As of March 31, 2017 and December 31, 2016, the balance of such accrued long-term liabilities were $113,256 and $77,440, respectively.

NOTE 21 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE

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

NOTE 22 – GEOGRAPHICAL DATA

The geographical distribution of the Company’s financial information for the three months ended March 31, 2017 and 2016 were as follows:

	For three months ended March 31,
Geographical Areas	2017	2016
Revenue
Taiwan	$12,421,081	$7,933,828
PRC	2,891,932	1,585,767
Hong Kong	42,515	42,701
Elimination adjustment	-	-
Total revenue	$15,355,528	$9,562,296

Income (loss) from operations
Taiwan	$2,556,181	$(322,014)
PRC	249,588	(398,510)
Hong Kong	(5,925)	(2,524)
Elimination adjustment	33,220	31,112
Total income (loss) from operations	$2,833,064	$(691,936)

Depreciation and amortization expenses
Taiwan	$110,254	$136,913
PRC	22,494	18,114
Hong Kong	72	72
Elimination adjustment	-	-
Total depreciation and amortization expenses	$132,820	$155,099

Interest income
Taiwan	$86,776	$54,090
PRC	1,727	1,621
Hong Kong	-	-
Elimination adjustment	(16,453)	(3,955)
Total interest income	$72,050	$51,756

Interest expenses
Taiwan	$19,453	$5,142
PRC	5,069	-
Hong Kong	-	-
Elimination adjustment	(16,453)	(3,955)
Total interest expenses	$8,069	$1,187

Income tax expenses
Taiwan	$694,303	$87
PRC	62,976	3,112
Hong Kong	-	-
Elimination adjustment	-	-
Total income tax expenses	$757,279	$3,199

Net income (loss)
Taiwan	$1,856,865	$(265,208)
PRC	182,958	(402,792)
Hong Kong	(20,585)	(7,297)
Elimination adjustment	1,561	1,381
Total net income (loss)	$2,020,799	$(673,916)

The geographical distribution of the Company’s financial information as of March 31, 2017 and December 31, 2016 were as follows:

	As of
Geographical Areas	March 31, 2017	December 31, 2016
Capital expenditures
Taiwan	$(265,209)	$(835,564)
PRC	(7,926)	(148,936)
Hong Kong	-	-
Total capital expenditures	$(273,135)	$(984,500)

Long-lived assets
Taiwan	$24,561,486	$26,947,718
PRC	8,769,738	8,803,587
Hong Kong	575	270,648
Elimination adjustment	(26,114,302)	(30,227,792)
Total long-lived assets	$7,217,497	$5,794,161

Reportable assets
Taiwan	$85,962,252	$90,388,991
PRC	11,173,256	13,325,433
Hong Kong	511,794	561,708
Elimination adjustment	(48,420,160)	(52,868,589)
Total reportable assets	$49,227,142	$51,407,543

NOTE 23 – LOAN TO SHAREHOLDERS

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

Due to certain restriction on direct foreign investment in insurance agency business under current PRC legal requirements, Anhou sought investments from certain Investor Borrowers, as defined below in Item 2 of this part, who in turn needed funds through individual loans.

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding VIE agreement with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. As of December 31, 2014 and 2013, the loan was offset against equity.

On October 20, 2013, the Investor Borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 24 – SUBSEQUENT EVENTS

On April 21, 2017, the Company and Rich Fountain Limited entered into a supplemental agreement to extend Loan A to October 23, 2017, which is described in Note 5.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued, and determined that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of the results of operations and financial condition should be read in conjunction with our condensed consolidated financial statements and notes thereto included in Item 1 of this part. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and People’s Republic of China (“PRC”). The Company also provides reinsurance brokerage services and insurance consulting services in Hong Kong and Taiwan. The percentage of reinsurance brokerage services and insurance consulting services is less than 1% of our total revenue. The insurance products that the Company’s subsidiaries sell are underwritten by some of leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total net revenue from Taiwan life insurance products were 74.94% and 74.81% of total net revenue for the three months ended March 31, 2017 and 2016, respectively. Total net revenue from PRC life insurance products were 17.53% and 15.21% of total net revenue for the three months ended March 31, 2017 and 2016, respectively.

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

Taiwan subsidiaries commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenue from Taiwan property and casualty insurance products were 5.88% and 8.09% of total net revenue for the three months ending March 31, 2017 and 2016, respectively. Consolidated Affiliated Entities (“CAE”) in PRC commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total net revenue from PRC property and casualty insurance products were 1.31% and 1.89% of total net revenue for the three months ending March 31, 2017 and 2016, respectively.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within our 2016 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

Accrued Expenses

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

Overview of the three months ended March 31, 2017 and 2016

The following table shows the results of operations for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$15,355,528	$9,562,296	$5,793,232	61%
Cost of revenue	8,783,843	6,468,859	2,314,984	36%
Gross profit	6,571,685	3,093,437	3,478,248	112%
Gross profit margin	43%	32%	11%	34%

Operating expenses:
Selling	386,181	898,265	(512,084)	-57%
General and administrative	3,352,440	2,887,108	465,332	16%
Total operating expenses	3,738,621	3,785,373	(46,752)	-1%

Income from operations	2,833,064	(691,936)	3,525,000	-509%

Other income (expenses):
Interest income	72,050	51,756	20,294	39%
Interest expenses	(8,069)	(1,187)	(6,882)	580%
Other - net	(118,967)	(29,350)	(89,617)	305%
Total other income (expenses)	(54,986)	21,219	(76,205)	-359%

Income (loss) before income taxes	2,778,078	(670,717)	3,448,795	-514%
Income tax expense	757,279	3,199	754,080	23,572%

Net income (loss)	2,020,799	(673,916)	2,694,715	-400%
Net income (loss) attributable to the noncontrolling interests	684,454	(30,215)	714,669	-2,365%
Net income (loss) attributable to parent’s shareholders	1,336,345	(643,701)	1,980,046	-308%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2017 and 2016, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended March 31, 2017	Three months ended March 31, 2016
Revenue
Taiwan	$12,421,081	$7,933,828
PRC	2,891,932	1,585,767
Hong Kong	42,515	42,701
Elimination adjustment	-	-
Total Revenue	$15,355,528	$9,562,296

During the three months ended March 31, 2017, 80.9%, 18.8% and 0.3% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended March 31, 2016, 83.0%, 16.6% and 0.4% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the three months ended March 31, 2017 and 2016 were relatively consistent.

Total revenue increased by $5,793,232, or 61%, from $9,562,296 for the three months ended March 31, 2016 to $15,355,528 for the three months ended March 31, 2017, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

a)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased in 2017. The main reason was the launch of Taiwan Life’s top seller product that offers comprehensive life-time insurance coverages with an affordable insurance premium. This selling package drew more attention from the company’s customers and boosted the sales performance for the three months ended March 31, 2017.

b)	The revenue of Farglory Life Insurance Co., Ltd (“Farglory”) increased in 2017 because Farglory bundles its life insurance products to customize each of its clients' needs better. By combining insurance contracts with the diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attentions from the company’s customers and thus boosted the sales performance for the three months ended March 31, 2017.

c)

The revenue increased in the PRC area primarily due to the increases in sales of the retirement and critical illness insurance in Sichuan for the three months ended March 31, 2017. In light of the need to make personal provisions or old age and illness, as strongly encouraged by the Chinese government, demand for such policies rose accordingly. In addition, the China Insurance Regulatory Commission (“CIRC”) required insurance companies to make adjustments to policy designs, propelling insurance companies to innovate on their products to better meet market needs. These innovations also led to increase in revenue.

 Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended March 31, 2017 increased by $2,314,984 or 36%, to $8,783,843 compared to $6,468,859 for the three months ended March 31, 2016. The cost of revenue increased is mainly due to the increase of direct commission cost.

The gross profit for the three months ended March 31, 2017 increased by $3,478,248 or 112%, to $6,571,685 compared to $3,093,437 for the three months ended March 31, 2016. The gross profit ratio increased to 43% for the three months ended March 31, 2017 from 32% for the three months ended March 31, 2016. The primary attribute of the heightened cost of revenue is the portion of the first-year commission (“FYC”) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue is comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended March 31, 2017 decreased by $512,084 or 57%, to $386,181 compared to $898,265 for the three months ended March 31, 2016. The decrease is mainly due to decreased advertising expense spent in publicity of the Company’s brand.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended March 31, 2017, G&A expenses were $3,352,440, increased by $465,332, or 16%, compared with $2,887,108 for the three months ended March 31, 2016, which was mainly due to the increased number of branches and employees and business tax. The increase in business tax was primarily due to the increase in revenue.

Other income (expenses)

Net other expenses for the three months ended March 31, 2017 was $54,986 and the net other income for the three months ended March 31, 2016 was $21,219. Other income (expense) mainly consists of interest income, interest expenses, other income and loss on disposal of fixed assets. Compared with the three months ended March 31, 2016, net other income (expenses) decreased due to the fluctuation of exchange rate.

Income tax expense

For the three months ended March 31, 2017, the income tax expense was $757,279, increased by $754,080, or 23,572%, compared with $3,199 for the three months ended March 31, 2016. The increase was mainly due to the increased income before income tax for the three months ended March 31, 2017 compared to that for the three months ended March 31, 2016.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In addition, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

CU WFOE and the CAEs in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu and Sichuan. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income. Sichuan is subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments.

The Company's subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change	Percent
Net cash provided by operating activities	$1,980,222	$329,985	1,650,237	500%
Net cash used in investing activities	(2,619,459)	(451,385)	(2,168,074)	480%
Net cash provided by (used in) financing activities	244,687	(639,020)	883,707	-138%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2017 was $1,980,222, significantly increased in comparison with $329,985 net cash provided by operating activities during three months ended March 31, 2016. The amount change was mainly due to the increase in net income.

Investing activities

Net cash used in investing activities was $2,619,459 during the three months ended March 31, 2017, which is mainly due to purchase of marketable securities, property, plant and equipment and intangible assets during the period. The net cash used in investing activities was $451,385 for the three months ended March 31, 2016, which is mainly due to purchase of property, plant and equipment and intangible assets during the period.

Financing activities

Net cash provided by financing activities was $244,687 during the three months ended March 31, 2017, which is the result of proceeds from the Company’s related party borrowings. The net cash used in financing activities was $639,020 for the three months ended March 31, 2016, which is the result of repayment for the borrowings from the Company’s related parties and third parties.

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

Due to certain restrictions on direct foreign investment in insurance agency business under current PRC legal regime, Anhou had sought certain investments made by the Investor Borrowers and they may need funds through individual loans. Upon the completion of the contemplated increase of registered capital of Anhou, each Investor Borrower shall, or cause their designated persons to, enter into the Variable Interest Entities Agreement with CU WFOE, Anhou and other parties so as to consolidate any additional VIE interest generated from the said registered capital increase into the Company.

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Loan Receivable

On October 24, 2016, our Company entered into a loan agreement with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. We provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend this loan to October 23, 2017.

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

On December 30, 2016, AHFL entered into an amended loan agreement with Law Broker, pursuant to which, the term for the loan shall be extended from January 1, 2017 to December 31, 2017, with a fixed interest rate of 2%. The principal amount of the loan agreement together with the accrued interest for the extended term shall be paid in one lump sum before December 31, 2017.

On March 13, 2017, AHFL entered into a loan agreement with Law Enterprise. Pursuant to the loan agreement, Law Broker shall provide a loan in the amount of NT$17 million to AHFL and advance the loan to AHFL within 10 days of its effective date. The term for the loan shall be from March 13, 2017 to March 12, 2018 with a fixed annual interest rate at 2.0%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before March 12, 2018.

Except for the aforementioned loans, loans due to related parties bore no interest and were payable on demand.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$380,863	$361,379
Due to Ms. Lu (Shareholder of Law Anhou)	217,690	-
Due to Xude Investment (Owned by Mr. ChwanHau Li)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,009	1,994
Due to Yuli Broker (Owned by Ms. Lee)	141	265
Due to Yuli Investment (Owned by Ms. Lee)	141	265
Due to I Health Management Corp*	13,963	3,724
Total	$614,807	$400,001

*25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise.

Convertible bonds

On June 23, 2016, the Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of March 31, 2017 and December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 for the three months ended March 31, 2017.

Long-term loan

	March 31, 2017	December 31, 2016
Loan B, interest at 8%, maturity date May 15, 2019	$145,126	$144,015
Loan C, interest at 8%, maturity date July 20, 2019	111,748	110,892
Total long term loans	$256,874	$254,907

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan B”) with third party Guowei Hu. The long-term Loan Agreement provided for a $145,126 loan to the Company. The long-term Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on May 15, 2019.

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with third party Guowei Hu. The long-term Loan Agreement provided for a $111,748 loan to the Company. The long-term Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the last year’s interest will be due on July 20, 2019.

Total interest expense was $5,069 for the three months ended March 31, 2017.

Contractual Obligations

The Company has operating leases for its offices. Rental expenses for the three months ended March 31, 2017 and 2016 were $571,023and $507,460, respectively. At March 31, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending March 31, 2018	$2,127,670
Twelve months ending March 31, 2019	1,227,502
Twelve months ending March 31, 2020	307,901
Twelve months ending March 31, 2021	40,487
Twelve months ending March 31, 2022	22,756
Thereafter	-
Total	$3,726,316

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

Engagement Agreement with Ms. Chao

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

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao's pension calculation assumption and start date, and 2) the non-competition provision start date. As of March 31, 2017 and December 31, 2016, the balance of such accrued long-term liabilities were $113,256 and $77,440, respectively.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). For the year ended and as of March 31, 2017, rent income and advance amount were $138 and $141, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). For the three months ended and as of March 31, 2017, rent income and advance amount were $138 and $141, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the advisory agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $40,000 (NTD1,250,000). The Company has cost of revenue and due to I Health amount of $9,777 and $13,963, respectively, for the three months ended and as of March 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Fuchang Li (“Mr. Li”, the director of the Company). Pursuant to this advisory agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. The total advisory fee was approximately $58,000 (NTD1,800,000). The Company has prepaid expenses and general and administrative expense amount of $9,346 and $14,019, respectively, as of and for the three months ended March 31, 2017.

Off Balance Sheet Arrangements

We have not participated in any transactions with unconsolidated entities, such as special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to market risk in the ordinary course of our business. Market risk represents the risk of loss that may impact our financial position due to adverse changes in financial market prices and rates. Our market risk exposure is primarily a result of fluctuations in interest rates and foreign currency exchange rates.

Interest Rate Sensitivity

As of March 31, 2017, we had cash of USD approximately $7,000, cash of RMB5,015,158 (equivalent to approximately $728,000), cash of HKD1,951,805(equivalent to approximately $251,000), and cash of NTD778,643,013 (equivalent to approximately $25,654,000). We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the three months ended March 31, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of March 31, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Securities Exchange Act of 1934, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended March 31, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year period ended December 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Entry into Loan Agreements

On December 30, 2016, AHFL entered into an amended loan agreement with Law Broker, pursuant to which, the term for the loan shall be extended from January 1, 2017 to December 31, 2017, with a fixed interest rate is 2%. The principal amount of the loan agreement together with the accrued interest for the extended term shall be paid in one lump sum before December 31, 2017. This amendment is discussed under Management's Discussion and Analysis of Financial Conditions and Results of Operation.

On March 13, 2017, AHFL entered into a loan agreement with Law Enterprise. Pursuant to the loan agreement, Law Broker shall provide a loan in the amount of NTD17 million to AHFL and advance the loan to AHFL within 10 days of its effective date. The term for the loan shall be from March 13, 2017 to March 12, 2018 with a fixed annual interest rate at 2.0%. The principal amount of the Loan together with the accrued interest shall be paid in one lump sum before March 12, 2018. This loan is discussed under the Management's Discussion and Analysis of Financial Conditions and Results of Operation.

On April 21, 2017, the Company and Rich Fountain Limited entered into a supplemental agreement to extend Loan A to October 23, 2017, which is described under Note 5 of Condensed Consolidated Financial Statements (Unaudited).

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description of Exhibit

10.1	Translation of Amendment to Loan Agreement, dated December 30, 2016, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.92 to the Form 10-K filed with the SEC on March 15, 2017)
10.2	Translation of Loan Agreement, dated March 13, 2017, by and between Law Enterprise Co., Ltd. and Action Holdings Financial Limited Taiwan Branch (incorporated by reference to Exhibit 10.93 to the Form 10-K filed with the SEC on March 15, 2017)
10.3	Translation of Fifth Amendment to Acquisition Agreement, dated March 12, 2017, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.91 to the Form 10-K filed with the SEC on March 15, 2017)
10.4	Translation of Amendment to Loan Agreement, dated April 21, 2017, by and between Action Holdings Financial Limited and Rich Fountain Limited
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: May 10, 2017	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2017	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)