Form 10-Q
period 2017-06-30
China United Insurance Service, Inc.
filed 2017-08-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No  ☒

As of August 9, 2017, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our”, the “Registrant” and the “Company” and words of like import refer to China United Insurance Service, Inc., its subsidiaries and variable interest entities (“VIEs”) unless otherwise indicated by the context.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$32,162,926	$25,521,802
Marketable securities	38,932	2,426,870
Accounts receivable, net	7,284,833	15,774,159
Other current assets	2,154,666	1,890,551
Total current assets	41,641,357	45,613,382

Property, plant and equipment, net	1,000,920	926,905
Intangible assets	782,023	784,219
Goodwill	2,071,491	2,071,491
Long-term investment	1,365,889	1,285,064
Other assets	2,122,001	726,482
TOTAL ASSETS	$48,983,681	$51,407,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$2,396,143	$2,249,869
Convertible bonds	200,000	-
Due to related parties	633,527	400,001
Other current liabilities	10,555,093	18,639,909
Total current liabilities	13,784,763	21,289,779

Convertible bonds - noncurrent	-	200,000
Long-term loans	261,086	254,907
Long-term liabilities	4,642,472	5,315,327
TOTAL LIABILITIES	18,688,321	27,060,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,157,512
Statutory reserves	4,606,827	3,799,585
Retained earnings	5,804,053	3,286,562
Accumulated other comprehensive gain/(loss)	119,684	(667,976)
Stockholders' equity attribute to parent’s shareholders	18,721,318	14,575,988
Noncontrolling interests	11,574,042	9,771,542
TOTAL STOCKHOLDERS’ EQUITY	30,295,360	24,347,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,983,681	$51,407,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Revenue	$18,518,822	$18,775,472	$33,874,350	$28,337,768
Cost of revenue	11,890,592	12,181,427	20,674,435	18,650,286

Gross profit	6,628,230	6,594,045	13,199,915	9,687,482

Operating expenses:
Selling	312,122	566,445	698,303	1,464,710
General and administrative	3,653,864	3,089,233	7,006,304	5,976,341
Total operating expense	3,965,986	3,655,678	7,704,607	7,441,051

Income from operations	2,662,244	2,938,367	5,495,308	2,246,431

Other income (expenses):
Interest income	95,210	54,353	167,260	106,109
Interest expenses	(8,200)	(8,377)	(16,269)	(9,564)
Dividend income	329,749	268,889	329,749	268,889
Other - net	166,015	(38,002)	47,048	(67,352)
Total other income (expenses)	582,774	276,863	527,788	298,082

Income before income taxes	3,245,018	3,215,230	6,023,096	2,544,513
Income tax expense	755,990	875,304	1,513,269	878,503

Net income	2,489,028	2,339,926	4,509,827	1,666,010
Net income attributable to the noncontrolling interests	500,640	865,940	1,185,094	835,725
Net income attributable to parent's shareholders	1,988,388	1,473,986	3,324,733	830,285

Other comprehensive items
Foreign currency translation gain (loss)	31,438	(46,276)	744,941	117,236
Other	248	-	42,719	(1,593)

Other comprehensive income (loss) attributable to parent's shareholder	31,686	(46,276)	787,660	115,643
Other comprehensive items attributable to noncontrolling interests	(18,230)	10,034	617,406	159,667

Comprehensive income attributable to parent's shareholders	$2,020,074	$1,427,710	$4,112,393	$945,928

Comprehensive income attributable to noncontrolling interests	$482,410	$875,974	$1,802,500	$995,392

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,452,669	29,452,669
Diluted	30,505,523	30,455,037	30,505,523	30,453,847

Net income per share attributable to parent's shareholder:
Basic	$0.068	$0.050	$0.113	$0.028
Diluted	$0.065	$0.048	$0.109	$0.027

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016

Cash flows from operating activities:
Net income	$4,509,827	$1,666,010
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	272,088	303,129
Amortization of bond premium	127	-
Gain on valuation of financial assets	(2,124)	(3,529)
Loss on disposals of property, plant and equipment	39,138	23,555
Change in deferred income tax	(23,376)	(3,154)
Changes in operating assets and liabilities:
Accounts receivable	9,381,505	3,695,556
Other current assets	(220,497)	528,566
Other assets	(1,332,520)	25,627
Tax payable	13,007	(54,050)
Other current liabilities	(9,117,582)	(1,976,011)
Long-term liabilities	(992,495)	488,888
Net cash provided by operating activities	2,527,098	4,694,587

Cash flows from investing activities:
Proceeds from disposals of marketable securities	7,417,572	-
Purchase of marketable securities	(4,896,542)	-
Purchase of property, plant and equipment	(221,100)	(269,329)
Purchase of intangible assets	(65,260)	(352,745)
Net cash provided by (used in) investing activities	2,234,670	(622,074)

Cash flows from financing activities:
Proceeds from related party borrowing	257,440	26,516
Repayment to related parties	(559)	(610,063)
Proceeds from third party borrowing	-	353,014
Repayment to loans	-	(222,778)
Net cash provided by (used in) financing activities	256,881	(453,311)

Foreign currency translation	1,622,475	370,218
Net increase in cash and cash equivalents	6,641,124	3,989,420

Cash and cash equivalents, beginning balance	25,521,802	20,831,824
Cash and cash equivalents, ending balance	$32,162,926	$24,821,244

SUPPLEMENTARY DISCLOSURE:

Interest paid	$17,699	$9,305
Income tax paid	$1,494,425	$1,002,852

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Debt forgiveness - related parties	$32,937	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United”, “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi Hsiao Mao, a Taiwanese citizen, as a listing vehicle for ZLI Holdings Limited (“ZLI Holdings”), which is currently quoted on the United States Over the Counter Bulletin Board.

The corporate structure as of June 30, 2017 was as follows:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
100%
51%
ZLI Holdings Limited (HK Company)
Action Holdings Financial Limited (BVI Company)
Prime Financial Asia Ltd. (HK Company)
65.95%
100%
100%
Law Enterprise Co., Ltd. (Taiwan Company)
Genius Holdings Financial Limited (BVI Company)
100%
Max Key Investments Ltd. (BVI Company)
100%
100%
100%
100%
Law Insurance Broker Co., Ltd. (Taiwan Company)
Genius Investment Co., Ltd. (Taiwan Company)
Prime Asia Corporation, Ltd. (Taiwan Company)
Entities outside China
Entities inside China
Prime Management Consulting (Nanjing) Co., Ltd.
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Jing Yue
Contractual Control
15%
10%
Weizhe Hou
Changrong Hu
20%
Yanyan Wang
20%
9%
Yong Zhang
Law Anhou Insurance Agency Co., Ltd.
6%
Zhaohui Chen
20%
Chunyan Lu
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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

Foreign Currency Translations

The Company’s financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries are NTD, RMB and HKD. The resulting translation adjustments are reported under other comprehensive income in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 220. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency rate of exchange prevailing at the balance sheet date. Any differences are taken as a gain or loss on foreign currency translation in the statements of operations.

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

	Average Exchange Rate for the Six Months Ended June 30,
	2017		2016
New Taiwan dollar (NTD)	NTD	30.633866	NTD	32.727300
China yuan (RMB)	RMB	6.837909	RMB	6.535360
Hong Kong dollar (HKD)	HKD	7.773106	HKD	7.766950
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	June 30, 2017		December 31, 2016
New Taiwan dollar (NTD)	NTD	30.387443	NTD	32.283100
China yuan (RMB)	RMB	6.779380	RMB	6.943700
Hong Kong dollar (HKD)	HKD	7.805650	HKD	7.754340
United States dollar ($)		$1.000000		$1.000000

Fair Values of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures”, defines Fair Value (“FV”), establishes a three-level valuation hierarchy for disclosures of FV measurement and enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

The fair values of the Company’s cash and cash equivalents, accounts receivable, other current assets, taxes payable and other current liabilities approximate fair value because of the short maturity of these instruments.

The following table presents the fair value and carrying value of the Company’s marketable securities, loan receivable, long-term investment, borrowings and convertible bonds as of June 30, 2017:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$38,932	$-	$-	$38,932
Loan receivable (Other current assets in Notes 4)	-	-	1,509,359	1,509,359
Long-term investment:
Equity investment	-	-	1,264,829	1,264,829
Government bonds	101,060	-	-	101,060

Liabilities
Due to related parties	$-	$-	$633,527	$633,527
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	261,086	261,086

The following table presents the fair value and carrying value of the Company’s marketable securities, loan receivable, long-term investment, borrowings and convertible bonds as of December 31, 2016:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities	$2,426,870	$-	$-	$2,426,870
Loan receivable (Other current assets in Notes 4)	-	-	1,486,846	1,486,846
Long-term investment:
Equity investment	-	-	1,190,558	1,190,558
Government bonds	94,506	-	-	94,506

Liabilities
Due to related parties	$-	$-	$400,001	$400,001
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	254,907	254,907

Marketable securities – The fair value of marketable securities is generally valued based on quoted market prices in active markets.

Loan receivable – The Company’s loan receivable is determined based on 4.5% per annum interest rate on the recent lending to Rich Fountain Limited.

Equity investment – The fair value of the Company’s equity investment is unobservable and includes situations where there is little, if any, market activity.

Government bonds –The fair value of government bonds is valued based on quoted market price in active markets.

Due to related parties – The Company’s due to related parties bears no interest and payable on demand.

Convertible bonds – The Company determined the fair value of the convertible bonds is based on the average closing trading price for the 10 business days immediately prior to the conversion date times 80%.

Long-term loans - The Company’s long-term loans are determined based on 8% per annum interest rate in PRC.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of June 30, 2017, approximately $1,458,000 of the Company’s cash and cash equivalents held by financial institutions was insured, and the remaining balance of approximately $31,843,000 was not insured.

Two major insurance companies accounted for more than 10% of the Company’s total revenue for the three months ended of June 30, 2017 and 2016. Revenue from these insurance companies were set out as below:

	Three months ended June 30,
	2017		2016
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,563,775	25%	$6,435,768	34%
Taiwan Life Insurance Co., Ltd. (*)	1,881,893	10%	2,422,083	13%

(*)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

For the six months ended of June 30, 2017 and 2016, the Company’s revenue received from the following companies were set out as below:

	Six months ended June 30,
	2017			2016
	Amount		% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$8,744,002		26%	$8,677,893	31%
Taiwan Life Insurance Co., Ltd. (**)	3,969,250		12%	3,320,744	12%
Fubon Life Insurance Co., Ltd.	(*	)	(* )	3,156,511	11%

(*)	Revenue for the six months ended June 30, 2017 had not exceeded 10% or more of the Company’s consolidated revenue of the Company.
(**)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

As of June 30, 2017 and December 31, 2016, the Company’s accounts receivable from the following companies were set out as below:

	June 30, 2017			December 31, 2016
	Amount		% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$1,723,006		24%	$6,503,843	41%
Taiwan Life Insurance Co., Ltd (*)	800,214		11%	1,973,410	13%
Fubon Life Insurance Co., Ltd	(**	)	(** )	1,660,685	11%

(*)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.
(**)	The related revenue for the three and six months ended June 30, 2017 had not exceeded 10% or more of the Company’s consolidated revenue.

With respect to accounts receivable, the Company generally does not have any collateral and does not have any allowance for doubtful accounts.

The Company’s operations are in the PRC, Taiwan and Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, and legal environments in the PRC, Taiwan and Hong Kong, the foreign currency exchange and the state of each regions. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, Taiwan and Hong Kong, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” which amends the guidance in U.S. GAAP on the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years and interim periods beginning after December 15, 2017, and upon adoption, an entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet at the beginning of the first reporting period in which the guidance is effective. Early adoption is not permitted except for the provision to record fair value changes for financial liabilities under the fair value option resulting from instrument-specific credit risk in other comprehensive income. The Company is currently evaluating the impact of adopting this guidance.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (Statement of Financial Accounting Standards No. 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-07, “Investments - Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” ASU 2016-07 eliminates the requirement for an investment that qualifies for the use of the equity method of accounting as a result of an increase in the level of ownership or degree of influence to adjust the investment, results of operations and retained earnings retrospectively. ASU 2016-07 will be effective prospectively for the Company for increases in the level of ownership interest or degree of influence that result in the adoption of the equity method that occur during or after the quarter ending December 31, 2017, with early adoption permitted. The impact of this guidance for the Company is dependent on any future increases in the level of ownership interest or degree of influence that result in the adoption of the equity method.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. ‘The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments (Topic 230) to Statement of Cash Flows.” ASU No. 2016-15 clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows to reduce diversity in practice with respect to (i) debt prepayment or debt extinguishment costs, (ii) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (iii) contingent consideration payments made after a business combination, (iv) proceeds from the settlement of insurance claims, (v) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (vi) distributions received from equity method investees, (vii) beneficial interests in securitization transactions, and (viii) separately identifiable cash flows and application of the predominance principle. ASU No. 2016-15 is effective for interim and annual reporting periods in fiscal years beginning after December 15, 2017, with early adoption permitted. The adoption of this update is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” ("ASU No. 2016-18"), which amends the current accounting guidance.” The amendments in this update require the amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment”, which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU No. 2017-04 is effective for annual or any interim goodwill tests in fiscal years beginning after December 15, 2019. The adoption is not expected to have a material impact on the Company’s consolidated financial statements of the Company.

In July 2017, the FASB issued ASU No. 2017-11, "Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815)," which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

There were other updates recently issued. The management does not believe that other than disclosed above, the recently issued, but not yet adopted, accounting pronouncements will have a material impact on its financial position results of operations or cash flows.

Going Concern Assessment

Pursuant to ASU No. 2014-15, the Company has assessed its ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year from the financial statement issuance date. The Company determined that there are no conditions or events that raise substantial doubt about its ability to continue as a going concern as of the date of the issuance of these financial statements.

NOTE 3 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as Level 1 securities as follows:

	June 30, 2017
	Fair Value at December 31, 2016	Gross Unrealized Gains	Total Fair Value
Level 1 securities:
Stocks	$38,763	$169	$38,932
	$38,763	$169	$38,932

	December 31, 2016
	Fair Value at	Gross
	December 31,	Unrealized	Total
	2015	Gains	Fair Value
Level 1 securities:
Stocks	$28,863	$9,900	$38,763
Funds	2,340,219	47,888	2,388,107
	$2,369,082	$57,788	$2,426,870

NOTE 4 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Loan receivable	$1,509,359	$1,486,846
Prepaid rent and rent deposit	282,338	199,022
Prepaid expenses	150,568	64,678
Other receivable	113,519	50,683
Deferred tax assets-current	69,750	59,233
Refundable business tax	16,416	17,441
Interest receivable	12,716	12,648
Total other current assets	$2,154,666	$1,890,551

On October 24, 2016, the Company entered into a loan agreement with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. The Company provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend the loan to October 23, 2017. Subsequently, the Company received the partial repayment of this loan amount of NTD 2,134,440 (approximately $70,000) on June 22, 2017. As of June 30, 2017, the outstanding balance of the loan receivable is NTD45,865,560 ($1,509,359).

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Office equipment	$1,207,048	$1,070,061
Office furniture	145,384	168,658
Leasehold improvements	718,758	581,964
Transportation equipment	137,591	132,344
Other equipment	88,906	87,302
Total	2,297,687	2,040,329
Less: accumulated depreciation	(1,296,767)	(1,113,424)
Total property, plant and equipment, net	$1,000,920	$926,905

Depreciation expense was $80,525 and $78,999 for the three months ended June 30, 2017 and 2016, respectively. Depreciation expense was $156,121 and $150,488 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 6 – INTANGIBLE ASSETS

As of June 30, 2017 and December 31, 2016, the Company’s intangible assets consisted of the following:

	June 30, 2017	December 31, 2016
Software	$1,659,724	$1,500,339
Less: accumulated amortization	(877,701)	(716,120)
Total intangible assets	$782,023	$784,219

Estimated future intangible amortization as of June 30, 2017 is as follows:

Periods ending June 30,	Amount
2018	$233,746
2019	218,773
2020	188,688
2021	116,828
2022	21,251
Thereafter	2,737
Total	$782,023

Amortization expense was $58,743 and $69,031 for the three months ended June 30, 2017 and 2016, respectively. Amortization expense was $115,967 and $152,641 for the six months ended June 30, 2017 and 2016, respectively.

NOTE 7 – LONG-TERM INVESTMENT

As of June 30, 2017 and December 31, 2016, the Company’s long-term investment consisted of the following:

	June 30, 2017	December 31, 2016
Equity investment	$1,264,829	$1,190,558
Government bonds	101,060	94,506
Total	$1,365,889	$1,285,064

As of June 30, 2017 and December 31, 2016, the Company had the following equity investment:

Type	Investee	Ownership	June 30, 2017 Amount	December 31, 2016 Amount
Cost Method	Genius Insurance Broker Co., Ltd.	15.64%	$1,264,829	$1,190,558

According to Taiwan regulatory requirements, Law Insurance Broker Co., Ltd. (“Law Broker”) is required to maintain a minimum of NTD3,000,000 ($98,725 and $92,928 as of June 30, 2017 and December 31, 2016, respectively) in a separate account. Law Broker chose to use such amounts to buy government bonds and has the right to trade such bonds with other debt or equity instruments. The amount, however, was defined as restricted asset.

	June 30, 2017
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	June 30,
	2016	Gains	2017
Government bonds	94,506	6,554	101,060
	$94,506	$6,554	$101,060

	December 31, 2016
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2015	Gains	2016
Government bonds	94,381	125	94,506
	$94,381	$125	$94,506

NOTE 8 – OTHER ASSETS

The Company’s other assets consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Registered capital deposit	$1,032,543	$-
Rental deposit	487,027	445,283
Restricted cash	434,990	248,803
Prepayments	122,100	5,576
Others	45,341	26,820
Total other assets	$2,122,001	$726,482

Registered capital deposit is required by China Insurance Regulatory Commission that an intermediary company should hold all of its registered capital in a custodian account and subject to limited usage, among which, no less than 10% of the registered capital shall be invested in significant deposit by agreement or term deposit. Rental deposits include long-term leasing deposits. Restricted cash is a deposit in the bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, which is not allowed to be withdrawn without the permission of the regulatory commission and the trust account for Law Broker’s general manager’s Bonus Plans. Prepayments include prepaid recruitment fee and prepaid long-term software-maintenance contract pending for final acceptance. Others are deferred tax assets-noncurrent and other. As of June 30, 2017 and December 31, 2016, the Company had deferred tax assets-noncurrent amount of $43,690 and $25,364, respectively.

NOTE 9 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
PRC Tax	$215,724	$163,461
Hong Kong Tax	14,140	14,233
Taiwan Tax	2,166,279	2,072,175
Total tax payable	$2,396,143	$2,249,869

PRC tax represents income tax and other taxes accrued according to PRC tax law by the Company’s subsidiaries and Consolidated Affiliated Entities (“CAE”) in the PRC. Taiwan tax represents income tax accrued according to Taiwan tax law by the Company’s subsidiaries and branches in Taiwan. Hong Kong tax represents income tax accrued according to Hong Kong tax law by the Company’s subsidiaries in Hong Kong. Above taxes will be settled within the next twelve months according to the respective tax laws.

NOTE 10 – CONVERTIBLE BONDS

The Company intended to issue the convertible bonds during the period commencing on June 23, 2016 and ended on September 30, 2016 with an aggregate principal amount of up to $10,000,000. The convertible bonds were to be sold in units, with each unit being $100,000 in principal amount. The Company had not made any offers or sales of the convertible bonds to U.S. persons and there was no direct selling efforts in the United States. The bonds would not be convertible until two years from the issuance date and with an annual interest rate of 6% payable on a quarterly basis. The bond holder might cause the Company to redeem the convertible bonds before the end of the term, subject to certain penalties depending on the holding period of the convertible bonds when redeemed. Upon the expiration of the term of the convertible bonds, the bond holder may, in its sole discretion, choose to collect the payment of full principal amount of the convertible bonds together with any interest accrued or convert the convertible bonds into common shares of the Company at the conversion price. The conversion price shall be the product of (i) the average closing trading price for the 10 business days immediately prior to the conversion date and (ii) 80%.

On June 23, 2016, the Company issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of June 30, 2017 and December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 and $6,000 for the three and six months ended June 30, 2017.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Commissions payable to sub-agents	$6,115,762	$11,869,181
Unearned revenue (AIATW and Farglory)	1,744,142	2,090,718
Due to previous shareholders of AHFL	-	480,559
Accrued business tax	269,986	469,259
Withholding employee personal tax	290,344	362,954
Accrued tax penalties	370,000	370,000
Accrued bonus	916,528	1,935,091
Salary payable to administrative staff	438,250	183,066
Accrued labor, health insurance and employee retirement plan	103,998	92,085
Accrued advertisement fee	-	32,525
Other accrued liabilities	306,083	754,471
Total other current liabilities	$10,555,093	$18,639,909

Commissions payable to sub-agents, accrued bonus, salaries payable to administrative staff, and accrued advertisement expense are usually settled within 12 months. Unearned revenue is described in Note 13. Due to previous shareholders of Action Holdings Financial Limited (“AHFL”) is the remaining balance payable of the acquisition cost. Accrued business tax, withholding employee personal tax and accrued labor, health insurance and employee retirement plan will be paid to the related government department within one month. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Other accrued liabilities mainly consist of accrued interest and operating expenses payable for training and travelling.

NOTE 12 – LONG-TERM LOANS

	June 30, 2017	December 31, 2016
Loan B, interest at 8%, maturity date May 15, 2019	$147,506	$144,015
Loan C, interest at 8%, maturity date July 20, 2019	113,580	110,892
Total long-term loans	$261,086	$254,907

On May 15, 2016, the Company’s contractually controlled affiliate in PRC, Law Anhou Insurance Agency Co., Ltd (“Anhou” or “Law Anhou”), entered into a loan agreement (“Loan B”) with a third party. The long-term Loan Agreement provided for a $147,506 loan to the Company. Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan C”) with a third party. The long-term Loan Agreement provided for a $113,580 loan to the Company. Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on July 20, 2019.

The total interest expense for both Loan B and Loan C was $5,200 and $10,269 for the three and six months ended June 30, 2017.

NOTE 13 – LONG-TERM LIABILITIES

Long-term liabilities are as follows as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Unearned revenue – AIATW	$4,017,939	$4,742,272
Unearned revenue – Farglory	-	495,615
Due to pervious shareholders of AHFL	480,559	-
Other long-term liabilities	143,974	77,440
Long-term liabilities	$4,642,472	$5,315,327

Unearned revenue – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee of $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee when the performance targets are not met were revised.

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. The purpose of the Strategic Alliance Agreement is to promote life insurance products provided by AIATW within the territory of Taiwan through insurance agency companies or insurance brokerage companies. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement has been extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 has been suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter (the “2016 Letter”) to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

On June 14, 2017, with AIATW's consent, the 2016 Letter has been revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (Amendment No. 3). Pursuant to the Amendment No. 3, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, among which (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in Amendment No. 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agree to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business promotion fees at NTD 330,000,000 for each contract years within one month after the termination.

AHFL refunded the amounts of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW on December 3, 2015 and February 23, 2016, respectively, due to the portion of performance sales targets are not met during the period from April 15, 2013 to September 30, 2014. In addition, due to the portion of performance sales targets are not met during the year 2016, AHFL refunded the amount of $708,621 (NTD 21,502,250) to AIATW on June 23, 2017. The Company recognized revenue of $1,370,790 for the six months ended June 30, 2017 related to this agreement. As of June 30, 2017 and December 31, 2016, the Company had non-current portion of unearned revenue of $4,017,939 and $4,742,272, respectively, and current portion of $1,085,975 and $1,966,814, respectively, related to the Alliance Agreement.

Unearned revenue – Farglory

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (“Farglory”). AHFL is to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. However, both parties are renegotiating the Service Agreement and plan to amend the cooperation method. As of June 30, 2017 and December 31, 2016, the Company had long-term liabilities amount of nil and $495,615, respectively, and current liabilities amounts of $658,167 and $123,904, respectively, related to this Service Agreement.

Due to previous shareholders of AHFL

Due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to distribute the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019.

Other long-term liabilities

On May 10, 2016, Law Broker entered into an engagement agreement (the “Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which she acts as the general manager of Law Broker for a term from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition, and the payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms therein, among which, Ms. Chao acts as the general manager or equivalent position of Law Broker for at least 3 years.

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Law Broker expects that none of the above-mentioned bonuses are to be paid prior to May 2019, and therefore it has recorded as long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao's pension calculation assumption and start date, and 2) the non-competition provision start date. As of June 30, 2017 and December 31, 2016, the balance of such accrued long-term liabilities were $143,974 and $77,440, respectively.

NOTE 14 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value and currently has 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of June 30, 2017. The Series A Stock has the following rights and preferences:

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

Additional preferred stock may be authorized and issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors (the “BOD”) deems appropriate.  In the event that the Company issues any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware.  The effect of this preferred stock designation power is that its BOD alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by its stockholders, and may adversely affect the voting and other rights of the holders of its common stock.

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

Pursuant to the PRC regulations, CAE are required to transfer 10% of their net profit, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve as they have accumulated losses.

NOTE 16 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non- controlling Interests	As of December 31, 2016	Adjustments/ Net Income of Non-controlling Interests	As of June 30, 2017
Law Enterprise Co., Ltd. (“Law Enterprise”)	34.05%	$17,386	$492,441	$509,827
Law Broker	34.05%	9,621,159	1,387,261	11,008,420
Prime Financial Asia Ltd. (“PFAL”)	49.00%	232,414	(26,302)	206,112
Max Key Investments Ltd. (“MKI”)	49.00%	(1,569)	(425)	(1,994)
Prime Asia Corporation Limited. (“PA Taiwan”)	49.00%	(95,448)	(50,596)	(146,044)
Prime Management Consulting (Nanjing) Co., Ltd. (“PTC Nanjing”)	49.00%	(2,400)	121	(2,279)
Total		$9,771,542	$1,802,500	$11,574,042

Name of Affiliate	% of Non- controlling Interests	As of December 31, 2015	Adjustments/ Net Income of Non-controlling Interests	As of December 31, 2016
Law Enterprise	34.05%	$199,699	$(182,313)	$17,386
Law Broker	34.05%	7,197,128	2,424,031	9,621,159
PFAL	49.00%	206,098	26,316	232,414
MKI	49.00%	(1,065)	(504)	(1,569)
PA Taiwan	49.00%	(26,292)	(69,156)	(95,448)
PTC Nanjing	49.00%	(837)	(1,563)	(2,400)
Total		$7,574,731	$2,196,811	$9,771,542

NOTE 17 – INCOME TAX

Provision (benefit) for income taxes for the three months ended June 30, 2017 consisted of:

Three months ended June 30, 2017	Federal	State	Foreign	Total
Current	$-	$-	$742,570	$742,570
Deferred	-	-	13,420	13,420
Total	$-	$-	$755,990	$755,990

Provision (benefit) for income taxes for the three months ended June 30, 2016 consisted of:

Three months ended June 30, 2016	Federal	State	Foreign	Total
Current	$-	$-	$893,381	$893,381
Deferred	-	-	(18,077)	(18,077)
Total	$-	$-	$875,304	$875,304

Provision (benefit) for income taxes for the six months ended June 30, 2017 consisted of:

Six months ended June 30, 2017	Federal	State	Foreign	Total
Current	$-	$-	$1,536,645	$1,536,645
Deferred	-	-	(23,376)	(23,376)
Total	$-	$-	$1,513,269	$1,513,269

Provision (benefit) for income taxes for the six months ended June 30, 2016 consisted of:

Six months ended June 30, 2016	Federal	State	Foreign	Total
Current	$-	$-	$899,778	$899,778
Deferred	-	-	(21,275)	(21,275)
Total	$-	$-	$878,503	$878,503

Significant components of the deferred tax assets and liabilities for income taxes as of June 30, 2017 and December 31, 2016 consisted of the following:

	As of
	June 30, 2017	December 31, 2016
Deferred tax assets
Net operating loss carry-forward	$1,170,068	$993,050
Others	113,440	84,597
Total	$1,283,508	$1,077,647
Valuation allowance	(1,170,068)	(993,050)
Net deferred tax assets	$113,440	$84,597
Deferred tax assets - current	$69,750	$59,233
Deferred tax assets - noncurrent	$43,690	$25,364

A 100% valuation allowance was provided for the deferred tax assets related to the PRC segment and the Company as of June 30, 2017 and December 31, 2016. Net deferred tax assets of $113,440 and $84,597, respectively, related to the Taiwan segment were included in both other current assets and other assets on the consolidated balance sheets as of June 30, 2017 and December 31, 2016.

Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) and the VIEs in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu and Sichuan. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income. Sichuan is subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments.

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
US statutory rate	34%	34%
Tax rate difference	(19)%	(19)%
Tax base difference	1%	1%
Loss in subsidiaries	4%	3%
Un-deductible and non-taxable items	3%	8%
Tax per financial statements	23%	27%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
US statutory rate	34%	34%
Tax rate difference	(18)%	(22)%
Tax base difference	1%	3%
Loss in subsidiaries	4%	11%
Un-deductible and non-taxable items	4%	9%
Tax per financial statements	25%	35%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to local tax laws and the non-taxable tax income or expenses.

NOTE 18 – RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$392,949	$361,379
Due to Ms. Lu (Shareholder of Law Anhou)	221,259	-
Due to Xude Investment (Owned by Mr. ChwanHau Li)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,042	1,994
Due to Yuli Broker (Owned by Ms. Lee)	-	265
Due to Yuli Investment (Owned by Ms. Lee)	-	265
Due to I Health Management Corp*	17,277	3,724
Total	$633,527	$400,001

*25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise. 24% of Multiple Capital Enterprise’s shares are owned by the Company’s management level

The loan due to related parties bore no interest and were payable on demand.

Debt Forgiveness – Related Parties

In 2015, Xude Investment assisted the Company to set up Genius Holdings Financial Limited (BVI Company) and Genius Investment Consultant Co., Ltd. (Taiwan Company) and paid set up fee on behalf of the Company with the amount of $23,544 and NTD285,083 (approximately $9,000). Xude Investment was owned by Mr. ChwanHau Li, who is one of the Directors of the Company. In March 2017, Xude Investment agreed to forgive the Company’s debt above in whole. As of June 30, 2017, the Company has debt forgiveness from related parties amount of $32,937.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and six months ended June 30, 2017, rent income were $142 and $280, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and six months ended June 30, 2017, rent income were $142 and $280, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $40,000 (NTD1,275,000). The Company had cost of revenue related to I Health amount of $3,436 and $13,213, respectively, for the three and six months ended June 30, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Fuchang Li (“Mr. Li”, the Director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. The total advisory fee was approximately $58,000 (NTD1,800,000). The Company had general and administrative expense related to this advisory agreement amount of $14,886 and $29,379, respectively, for the three and six months ended June 30, 2017.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Prime Technology Corp. (“Prime Tech”), which has one of the same directors as Prime Financial Asia Ltd. Pursuant to this consulting agreement, the Company provided administrative operation consulting service to Prime Tech from November 1, 2016 to December 31, 2021. As of and for the six months ended June 30, 2017, the Company had account receivable and revenue amount of $5,943 and $16,633, respectively.

NOTE 19 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended June 30, 2017 and 2016 were $666,035 and $523,874, respectively. Rental expenses for the six months ended June 30, 2017 and 2016 were $1,237,058 and $1,031,335, respectively. At June 30, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending June 30, 2018	$2,209,388
Twelve months ending June 30, 2019	1,279,587
Twelve months ending June 30, 2020	223,966
Twelve months ending June 30, 2021	55,674
Twelve months ending June 30, 2022	30,873
Thereafter	-
Total	$3,799,488

Engagement Agreement with Ms. Chao

On May 10, 2016, Law Broker entered into the Engagement Agreement with Ms. Chao. Please refer to Note 13 Other Long-term Liabilities.

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

The BOD has overall responsibility for the establishment and oversight of the Company’s risk management framework. The Company’s risk management policies are established to identify and analyze the risks faced by the Company, to set appropriate risk limits and controls, and to monitor risks and adherence to limits. Risk management policies and systems are reviewed regularly to reflect changes in market conditions and the Company’s activities. The Company, through its training and management standards and procedures, aims to develop a disciplined and constructive control environment in which all employees understand their roles and obligations.

The Company’s BOD oversees how management monitors compliance with the Company’s risk management policies and procedures and reviews the adequacy of the risk management framework in relation to the risks faced by the Company.

(a)	Credit risk

The Company’s credit risk arises principally from accounts receivables, loan and other receivables, pledged deposits and cash and equivalents. Management has a credit policy in place and monitors exposures to these credit risk on an ongoing basis. The carrying amounts of account receivables, loan and other receivables, pledged deposits and cash and cash equivalents represent the Company’s maximum exposure to credit risk. Accounts receivable are due within 30 days from the date of billing.

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

The functional currency for the Company’s subsidiaries in Taiwan is NTD and the functional currency for the Company’s subsidiaries and VIEs in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NTD and RMB will affect the Company’s operating results expressed in USD. The Company reviews its foreign currency exposures, and the management does not consider its present foreign exchange risk to be significant.

NOTE 21 – GEOGRAPHICAL DATA

The geographical distribution of the Company’s financial information for the three months ended June 30, 2017 and 2016 were as follows:

	For three months ended June 30,
Geographical Areas	2017	2016
Revenue
Taiwan	$15,956,177	$16,444,722
PRC	2,543,599	2,317,692
Hong Kong	29,999	34,884
Elimination adjustment	(10,953)	(21,826)
Total revenue	$18,518,822	$18,775,472

Income (loss) from operations
Taiwan	$2,747,948	$3,208,415
PRC	(86,560)	(291,101)
Hong Kong	(32,371)	(11,783)
Elimination adjustment	33,227	32,836
Total income (loss) from operations	$2,662,244	$2,938,367

Depreciation and amortization expenses
Taiwan	$116,140	$126,028
PRC	23,056	21,930
Hong Kong	72	72
Elimination adjustment	-	-
Total depreciation and amortization expenses	$139,268	$148,030

Interest income
Taiwan	$113,935	$57,723
PRC	542	2,041
Hong Kong	-	1
Elimination adjustment	(19,267)	(5,412)
Total interest income	$95,210	$54,353

Interest expenses
Taiwan	$22,267	$5,813
PRC	5,200	7,976
Hong Kong	-	-
Elimination adjustment	(19,267)	(5,412)
Total interest expenses	$8,200	$8,377

Income tax expenses
Taiwan	$731,045	$875,302
PRC	24,945	2
Hong Kong	-	-
Elimination adjustment	-	-
Total income tax expenses	$755,990	$875,304

Net income (loss)
Taiwan	$2,648,304	$2,644,909
PRC	(128,350)	(290,172)
Hong Kong	(32,356)	(17,360)
Elimination adjustment	1,430	2,549
Total net income (loss)	$2,489, 028	$2,339,926

The geographical distribution of the Company’s financial information for the six months ended June 30, 2017 and 2016 were as follows:

	For six months ended June 30,
Geographical Areas	2017	2016
Revenue
Taiwan	$28,377,258	$24,378,550
PRC	5,435,531	3,903,459
Hong Kong	72,514	77,585
Elimination adjustment	(10,953)	(21,826)
Total revenue	$33,874,350	$28,337,768

Income (loss) from operations
Taiwan	$5,304,129	$2,887,954
PRC	163,028	(689,560)
Hong Kong	(38,296)	(14,313)
Elimination adjustment	66,447	62,350
Total income (loss) from operations	$5,495,308	$2,246,431

Depreciation and amortization expenses
Taiwan	$226,394	$262,941
PRC	45,550	40,044
Hong Kong	144	144
Elimination adjustment	-	-
Total depreciation and amortization expenses	$272,088	$303,129

Interest income
Taiwan	$200,711	$111,813
PRC	2,269	3,662
Hong Kong	-	1
Elimination adjustment	(35,720)	(9,367)
Total interest income	$167,260	$106,109

Interest expenses
Taiwan	$41,720	$10,955
PRC	10,269	7,976
Hong Kong	-	-
Elimination adjustment	(35,720)	(9,367)
Total interest expenses	$16,269	$9,564

Income tax expenses
Taiwan	$1,425,348	$875,389
PRC	87,921	3,114
Hong Kong	-	-
Elimination adjustment	-	-
Total income tax expenses	$1,513,269	$878,503

Net income (loss)
Taiwan	$4,505,169	$2,379,700
PRC	54,608	(692,913)
Hong Kong	(52,941)	(24,663)
Elimination adjustment	2,991	3,886
Total net income (loss)	$4,509,827	$1,666,010

The geographical distribution of the Company’s financial information as of June 30, 2017 and December 31, 2016 were as follows:

	As of
Geographical Areas	June 30, 2017	December 31, 2016
Capital expenditures
Taiwan	$(258,702)	$(835,564)
PRC	(27,658)	(148,936)
Hong Kong	-	-
Total capital expenditures	$(286,360)	$(984,500)

Long-lived assets
Taiwan	$24,644,665	$26,947,718
PRC	8,440,919	8,803,587
Hong Kong	371,042	270,648
Elimination adjustment	(26,114,302)	(30,227,792)
Total long-lived assets	$7,342,324	$5,794,161

Reportable assets
Taiwan	$86,701,995	$90,388,991
PRC	10,810,740	13,325,433
Hong Kong	479,241	561,708
Elimination adjustment	(49,008,295)	(52,868,589)
Total reportable assets	$48,983,681	$51,407,543

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

On October 20, 2013, the Investor Borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 23 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued, and determined that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

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

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products in Taiwan and PRC. The Company also provides reinsurance brokerage services and insurance consulting services in Hong Kong and Taiwan. The revenue from our reinsurance brokerage services and insurance consulting services accounts for less than 1% of our total revenue. The insurance products that the Company’s subsidiaries sell is underwritten by some of leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total revenue from Taiwan life insurance products accounted for 74.03% and 80.53% of total revenue for the six months ended June 30, 2017 and 2016, respectively. Total revenue from PRC life insurance products were 15.18% and 12.84% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

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

Taiwan subsidiaries commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total revenue from Taiwan property and casualty insurance products were 5.61% and 5.42% of total revenue for the six months ended June 30, 2017 and 2016, respectively. Our CAE in PRC commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total revenue from PRC property and casualty insurance products were 0.87% and 0.94% of total revenue for the six months ended June 30, 2017 and 2016, respectively.

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

Recent Accounting Pronouncements

Refer to Note 2, Summary of Significant Accounting Policies, of our condensed consolidated financial statements for a discussion of recent accounting pronouncements and their effect, if any.

Overview of the three months ended June 30, 2017 and 2016

The following table shows the results of operations for the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$18,518,822	$18,775,472	$(256,650)	-1%
Cost of revenue	11,890,592	12,181,427	(290,835)	-2%
Gross profit	6,628,230	6,594,045	34,185	1%
Gross profit margin	36%	35%	1%	3%

Operating expenses:
Selling	312,122	566,445	(254,323)	-45%
General and administrative	3,653,864	3,089,233	564,631	18%
Total operating expenses	3,965,986	3,655,678	310,308	8%

Income from operations	2,662,244	2,938,367	(276,123)	-9%

Other income (expenses):
Interest income	95,210	54,353	40,857	75%
Interest expenses	(8,200)	(8,377)	177	-2%
Dividend income	329,749	268,889	60,860	23%
Other - net	166,015	(38,002)	204,017	-537%
Total other income (expenses)	582,774	276,863	305,911	110%

Income before income taxes	3,245,018	3,215,230	29,788	1%
Income tax expense	755,990	875,304	(119,314)	-14%

Net income	2,489,028	2,339,926	149,102	6%
Net income attributable to the noncontrolling interests	500,640	865,940	(365,300)	-42%
Net income attributable to parent’s shareholders	1,988,388	1,473,986	514,402	35%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance and reinsurance companies, typically calculated as a percentage of premiums paid by our customers to the reinsurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended June 30, 2017 and 2016, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended June 30, 2017	Three months ended June 30, 2016
Revenue
Taiwan	$15,956,177	$16,444,722
PRC	2,543,599	2,317,692
Hong Kong	29,999	34,884
Elimination adjustment	(10,953)	(21,826)
Total Revenue	$18,518,822	$18,775,472

During the three months ended June 30, 2017, 86.2%, 13.7% and 0.1% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended June 30, 2016, 87.6%, 12.3% and 0.1% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the three months ended June 30, 2017 and 2016 were relatively consistent.

Total revenue decreased by $256,650, or 1%, from $18,775,472 for the three months ended June 30, 2016 to $18,518,822 for the three months ended June 30, 2017, was mainly due to the change in Taiwan government’s policies in decreasing the interest rate for policy reserve, which resulted in higher price for the same insurance products compared with those of the corresponding period in 2016. Given that the consumers are relatively price sensitive toward insurance products, as compared to other everyday items, the demand for insurance policies had decreased in association with the price increase, thus resulting in the decrease in our revenue.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the three months ended June 30, 2017 decreased by $290,835 or 2%, to $11,890,592 compared to $12,181,427 for the three months ended June 30, 2016. The decrease of the cost of revenue was generally in line with the decrease of the revenue.

The gross profit for the three months ended June 30, 2017 increased by $34,185 or 1%, to $6,628,230 compared to $6,594,045 for the three months ended June 30, 2016. The gross profit ratio increased to 36% for the three months ended June 30, 2017 from 35% for the three months ended June 30, 2016. Gross profit was relatively consistent between the three-month period ended June 30, 2017 and 2016.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the three months ended June 30, 2017 decreased by $254,323 or 45%, to $312,122 compared to $566,445 for the three months ended June 30, 2016. The decrease is mainly due to decreased advertising expense. The Company is already well known by the public in both Taiwan and China. In that case, we decided to reduce our advertising expenses for market promotion.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended June 30, 2017, G&A expenses were $3,653,864, increased by $564,631, or 18%, compared with $3,089,233 for the three months ended June 30, 2016, which was mainly due to the increased number of branches and employees in Taiwan.

Other income (expenses)

Net other income for the three months ended June 30, 2017 and 2016 were $582,774 and $276,863, respectively. Other income (expense) mainly consists of interest income, interest expenses, other income, dividend income and loss on disposal of property, plant and equipment. Compared with the three months ended June 30, 2016, net other income increased due to the fluctuation of exchange rate and dividend income.

Income tax expense

For the three months ended June 30, 2017, the income tax expense was $755,990, decreased by $119,314, or 14%, compared with $875,304 for the three months ended June 30, 2016. The decrease was mainly due to a decrease in taxes on 10% of undistributed earnings to its shareholders for the three months ended June 30, 2017 compared to that for the three months ended June 30, 2016 in Taiwan area.

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

Overview of the six months ended June 30, 2017 and 2016

The following table shows the results of operations for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$33,874,350	$28,337,768	$5,536,582	20%
Cost of revenue	20,674,435	18,650,286	2,024,149	11%
Gross profit	13,199,915	9,687,482	3,512,433	36%
Gross profit margin	39%	34%	5%	15%

Operating expenses:
Selling	698,303	1,464,710	(766,407)	-52%
General and administrative	7,006,304	5,976,341	1,029,963	17%
Total operating expenses	7,704,607	7,441,051	263,556	4%

Income from operations	5,495,308	2,246,431	3,248,877	145%

Other income (expenses):
Interest income	167,260	106,109	61,151	58%
Interest expenses	(16,269)	(9,564)	(6,705)	70%
Dividend income	329,749	268,889	60,860	23%
Other - net	47,048	(67,352)	114,400	-170%
Total other income (expenses)	527,788	298,082	229,706	77%

Income before income taxes	6,023,096	2,544,513	3,478,583	137%
Income tax expense	1,513,269	878,503	634,766	72%

Net income	4,509,827	1,666,010	2,843,817	171%
Net income attributable to the noncontrolling interests	1,185,094	835,725	349,369	42%
Net income attributable to parent’s shareholders	3,324,733	830,285	2,494,448	300%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance and reinsurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the six months ended June 30, 2017 and 2016, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Six months ended June 30, 2017	Six months ended June 30, 2016
Revenue
Taiwan	$28,377,258	$24,378,550
PRC	5,435,531	3,903,459
Hong Kong	72,514	77,585
Elimination adjustment	(10,953)	(21,826)
Total Revenue	$33,874,350	$28,337,768

During the six months ended June 30, 2017, 83.8%, 16.0% and 0.2% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the six months ended June 30, 2016, 86.0%, 13.8% and 0.2% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the six months ended June 30, 2017 and 2016 were relatively consistent.

Total revenue increased by $5,536,582, or 20%, from $28,337,768 for the six months ended June 30, 2016 to $33,874,350 for the six months ended June 30, 2017, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

a)	The revenue of TransGlobe Life Insurance Co., Ltd (“TransGlobe”) increased in 2017. The main reason was the launch of TransGlobe’s top seller product that offers better endowment insurance coverages with an affordable insurance premium. This selling package drew more attention from the Company’s customers and boosted the sales performance for the six months ended June 30, 2017.

b)	The revenue of AIA International Limited Taiwan Branch (“AIATW”) increased in 2017 was primarily due to the expected appreciation of the US dollar in the future. One of AIATW’s top seller products is a life insurance offers repayment in USD, which is more attractive to the Company’s customers. As a result, the sales performance increased in current period compared with prior corresponding period.

c)	The revenue increase in the PRC is primarily due to the increases in sales of the retirement and critical illness insurance in Sichuan for the six months ended June 30, 2017. In light of the need to make personal provisions or old age and illness, as strongly encouraged by the Chinese government, demand for such policies rose accordingly. In addition, the China Insurance Regulatory Commission (“CIRC”) required insurance companies to make adjustments to policy designs, propelling insurance companies to innovate on their products to better meet market needs. These innovations also led to increase in revenue.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the six months ended June 30, 2017 increased by $2,024,149 or 11%, to $20,674,435 compared to $18,650,286 for the six months ended June 30, 2016. The cost of revenue increased is mainly due to the increase of direct commission cost.

The gross profit for the six months ended June 30, 2017 increased by $3,512,433 or 36%, to $13,199,915 compared to $9,687,482 for the six months ended June 30, 2016. The gross profit ratio increased to 39% for the six months ended June 30, 2017 from 34% for the six months ended June 30, 2016. The increase in gross profit was primarily due a decrease in indirect cost, such as the bonuses and awards to subagents.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion. The selling expense for the six months ended June 30, 2017 decreased by $766,407 or 52%, to $698,303 compared to $1,464,710 for the six months ended June 30, 2016. The decrease is mainly due to decreased advertising expense. The Company is already well known by the public in both Taiwan and China. In that case, we decided to reduce our advertising expenses for market promotion.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the six months ended June 30, 2017, G&A expenses were $7,006,304, increased by $1,029,963, or 17%, compared with $5,976,341 for the six months ended June 30, 2016, which was mainly due to the increased number of branches and employees in Taiwan.

Other income (expenses)

Net other income for the six months ended June 30, 2017 was $527,788 and the net other income for the six months ended June 30, 2016 was $298,082. Other income (expense) mainly consists of interest income, interest expenses, other income, dividend income and loss on disposal of property, plant and equipment. Compared with the six months ended June 30, 2016, net other income increased due to the fluctuation of exchange rate and dividend income.

Income tax expense

For the six months ended June 30, 2017, the income tax expense was $1,513,269, increased by $634,766, or 72%, compared with $878,503 for the six months ended June 30, 2016. The increase was mainly due to the increased income before income tax for the six months ended June 30, 2017 compared to that for the six months ended June 30, 2016.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by (used in) financing activities for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change	Percent
Net cash provided by operating activities	$2,527,098	$4,694,587	(2,167,489)	-46%
Net cash provided by (used in) investing activities	2,234,670	(622,074)	2,856,744	-459%
Net cash provided by (used in) financing activities	256,881	(453,311)	710,192	-157%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2017 was $2,527,098, significantly decreased in comparison with $4,694,587 net cash provided by operating activities during six months ended June 30, 2016. The decrease was mainly due to the increase in other asset on registered capital deposit, which offset the increase in net income. Registered capital deposit is required by China Insurance Regulatory Commission that an intermediary company should hold all of its registered capital in a custodian account and subject to limited usage.

Investing activities

Net cash provided by investing activities was $2,234,670 during the six months ended June 30, 2017, which is mainly due to the net cash inflows from disposals of marketable securities during the period, which outweighed the purchase of the marketable securities. The net cash used in investing activities was $622,074 for the six months ended June 30, 2016, which is mainly due to purchase of property, plant and equipment and intangible assets during the period.

Financing activities

Net cash provided by financing activities was $256,881 during the six months ended June 30, 2017, which is the result of proceeds from the Company’s related party borrowings. The net cash used in financing activities was $453,311 for the six months ended June 30, 2016, which is the result of repayment for the borrowings from the Company’s related parties and third parties.

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

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with ZLI Holdings, its wholly-owned Hong Kong subsidiary.

Under the Company Loan Agreement, AHFL agreed to provide a loan to ZLI Holdings with the principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such was ten years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of ZLI Holdings on August 30, 2013.

In August 2013, ZLI Holdings entered into the Investor Loan Agreements with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Chen Li and Ms. Yue Jing, both PRC citizens (collectively, the “Investor Borrowers”).

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Ms. Lu: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Loan Receivable

On October 24, 2016, our Company entered into a loan agreement with third party, RFL, which was incorporated under the laws of Samoa. We provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend the loan to October 23, 2017. Subsequently, our Company received the repayment of this loan amount of NTD 2,134,440 on June 22, 2017. As of June 30, 2017, the balance of the loan receivable is $1,509,359.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$392,949	$361,379
Due to Ms. Lu (Shareholder of Law Anhou)	221,259	-
Due to Xude Investment (Owned by Mr. ChwanHau Li)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,042	1,994
Due to Yuli Broker (Owned by Ms. Lee)	-	265
Due to Yuli Investment (Owned by Ms. Lee)	-	265
Due to I Health Management Corp*	17,277	3,724
Total	$633,527	$400,001

*25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise. 24% of Multiple Capital Enterprise’s shares are owned by the Company’s management level

The loan due to related parties bore no interest and were payable on demand.

Convertible bonds

On June 23, 2016, the Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of June 30, 2017 and December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 and $6,000 for the three and six months ended June 30, 2017.

Long-term loan

	June 30, 2017	December 31, 2016
Loan B, interest at 8%, maturity date May 15, 2019	$147,506	$144,015
Loan C, interest at 8%, maturity date July 20, 2019	113,580	110,892
Total long-term loans	$261,086	$254,907

On May 15, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd (“Anhou” or “Law Anhou”) entered into a loan agreement (“Loan B”) with a third party, Guowei Hu. The long-term Loan Agreement provided for a $147,506 loan to the Company. Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on May 15, 2019.

On July 20, 2016, the Company’s contractually controlled PRC affiliate Law Anhou Insurance Agency Co., Ltd entered into a loan agreement (“Loan C”) with Guowei Hu. The long-term Loan Agreement provided for a $113,580 loan to the Company. Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on July 20, 2019.

The total interest expense for the long-term loans was $5,200 and $10,269 for the three and six months ended June 30, 2017.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended June 30, 2017 and 2016 were $666,035 and $523,874, respectively. Rental expenses for the six months ended June 30, 2017 and 2016 were $1,237,058 and $1,031,335, respectively. At June 30, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending June 30, 2018	$2,209,388
Twelve months ending June 30, 2019	1,279,587
Twelve months ending June 30, 2020	223,966
Twelve months ending June 30, 2021	55,674
Twelve months ending June 30, 2022	30,873
Thereafter	-
Total	$3,799,488

AHFL Acquisition Agreement

The Company conducts all of its Taiwanese operations indirectly through its subsidiary AHFL and the revenue from such Taiwanese operations represented approximately 90% of our total revenue in our consolidated financial statements for the year ended December 31, 2015 and the quarter ended June 30, 2016, and such operations were also the source of all of our profits in 2015. On February 17, 2016, the Company and the selling shareholders of AHFL entered into a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment”), pursuant to which, on or prior to June 30, 2016, (i) the Company is committed to complete the listing of the Company’s shares in a major capital market, where the net proceeds raised through such public offering financing shall be at least US$10,000,000; (ii) the Company is committed to distribute the cash payment in the amount of NTD22.5 million (US$312,617), on a pro rata basis, to the selling shareholders of AHFL and issue 5 million common shares to its selected employees pursuant to its employee stock/option plan, or any alternative plan mutually accepted by the Company and such selling shareholders; and (iii) failure to timely complete either of the above-mentioned criteria shall be deemed as a material breach of the Company under Article 8 of the Acquisition Agreement, whereby the non-breaching party shall be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by CUIS and restore the status quo of the Company and the selling shareholders (the “Selling Shareholders”) as if the said acquisition had never happened.

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

Engagement Agreement with Ms. Chao

On May 10, 2016, Law Broker entered into the Engagement Agreement with Ms. Chao, pursuant to which she acts as the general manager of Law Broker for a term from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition, and the payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms therein, among which, Ms. Chao acts as the general manager or equivalent position of Law Broker for at least 3 years.

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao's pension calculation assumption and start date, and 2) the non-competition provision start date. As of June 30, 2017 and December 31, 2016, the balance of such accrued long-term liabilities was $142,974 and $77,440, respectively.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and six months ended June 30, 2017, rent income were $142 and $280, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $580 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and six months ended June 30, 2017, rent income were $142 and $280, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the advisory agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $40,000 (NTD1,275,000). The Company had cost of revenue related to I Health amount of $3,436 and $13,213, respectively, for the three and six months ended June 30, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Fuchang Li (“Mr. Li”, the director of the Company). Pursuant to this advisory agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. The total advisory fee was approximately $58,000 (NTD1,800,000). The Company had general and administrative expense related to this advisory agreement amount of $14,886 and $29,379, respectively, for the three and six months ended June 30, 2017.

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

Interest Rate Sensitivity

As of June 30, 2017, we had cash of USD approximately $13,000, cash of RMB7,602,811 (equivalent to approximately $1,121,000), cash of HKD559,901(equivalent to approximately $72,000), and cash of NTD940,706,352 (equivalent to approximately $30,957,000). We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the six months ended June 30, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of June 30, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the three months ended June 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Entry in to a Loan Agreement

On June 1, 2017, ZLI Holdings, a wholly-owned Hong Kong subsidiary of the Company, entered into a loan agreement (the “Loan Agreement”) with Law Anhou, a PRC-incorporated company being the operating consolidated affiliated entity.

Pursuant to the Loan Agreement, ZLI Holdings will provide an interest-free loan in the amount of 150,000 US Dollars to Law Anhou within 30 days after the execution of this Loan Agreement. The term for the Loan Agreement shall be from June 1, 2017 to May 31, 2020 (the “Expiration Date”); provided that the term of the Loan Agreement shall be automatically extended for a year upon ZLI Holdings’ failure to demand the payment prior to the Expiration Date. Law Anhou may choose to repay the principal amount of the loan in one lump sum or multiple installments prior to the Expiration Date. The Loan Agreement is included as Exhibit 10.1 to this Form 10-Q and its terms are incorporated herein by reference.

ITEM 6. EXHIBITS

(a)	Exhibits:

Exhibit
Number	Description of Exhibit
10.1	Translation of Loan Agreement, dated June 1, 2017, by and between ZLI Holdings Limited and Law Anhou Insurance Agency Co., Ltd.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: August 9, 2017	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2017	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

