Form 10-Q
period 2017-09-30
China United Insurance Service, Inc.
filed 2017-11-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☐  No  ☒

As of November 9, 2017, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

1

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

OTHER PERTINENT INFORMATION

References in this report to “we,” “us,” “our,” the “Registrant” and the “Company” and words of like import refer to China United Insurance Service, Inc., its subsidiaries and consolidated affiliated entities (“CAE”) unless otherwise indicated by the context.

References to China or the PRC refer to the People’s Republic of China (excluding Hong Kong, Macao and Taiwan). References to Taiwan refer to Taiwan, Republic of China.

Our business is conducted in Taiwan, Hong Kong and China using the currency of Taiwan (“NTD”), the currency of Hong Kong (“HKD”), and the currency of China (“RMB”), respectively, and our financial statements are presented in United States dollars (“USD” or “$”).  In this report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD.  These dollar references are based on the exchange rate of NTD, HKD and RMB to USD, determined as of a specific date.   Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016
	(UNAUDITED)
ASSETS
Current assets
Cash and cash equivalents	$11,663,265	$20,169,455
Time deposits	21,475,432	5,352,347
Marketable securities	32,867	2,426,870
Structured deposit	1,205,162	-
Accounts receivable, net	7,217,051	15,774,159
Other current assets	2,274,353	1,890,551
Total current assets	43,868,130	45,613,382

Property, plant and equipment, net	927,062	926,905
Intangible assets	747,610	784,219
Goodwill	2,071,491	2,071,491
Long-term investments	1,368,950	1,285,064
Other assets	2,149,619	726,482
TOTAL ASSETS	$51,132,862	$51,407,543

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Tax payable	$2,356,626	$2,249,869
Convertible bonds	200,000	-
Due to related parties	646,862	400,001
Other current liabilities	10,420,828	18,639,909
Total current liabilities	13,624,316	21,289,779

Convertible bonds - noncurrent	-	200,000
Long-term loans	265,985	254,907
Long-term liabilities	4,898,335	5,315,327
TOTAL LIABILITIES	18,788,636	27,060,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,157,512
Statutory reserves	5,054,720	3,799,585
Retained earnings	6,663,807	3,286,562
Accumulated other comprehensive gain/(loss)	168,008	(667,976)
Stockholders’ equity attribute to parent’s shareholders	20,077,289	14,575,988
Noncontrolling interests	12,266,937	9,771,542
TOTAL STOCKHOLDERS’ EQUITY	32,344,226	24,347,530
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,132,862	$51,407,543

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Revenue	$16,210,334	$14,951,345	$50,084,684	$43,289,113
Cost of revenue	9,071,624	9,335,735	29,746,059	27,986,021

Gross profit	7,138,710	5,615,610	20,338,625	15,303,092

Operating expenses:
Selling	783,120	630,255	1,481,423	2,094,965
General and administrative	3,708,037	3,359,674	10,714,341	9,336,015
Total operating expenses	4,491,157	3,989,929	12,195,764	11,430,980

Income from operations	2,647,553	1,625,681	8,142,861	3,872,112

Other income (expenses):
Interest income	79,299	31,113	246,559	137,222
Interest expenses	(8,293)	(1,601)	(24,562)	(11,165)
Dividend income	1,391	3,633	331,140	272,522
Other - net	89,065	21,248	136,113	(46,104)
Total other income (expenses)	161,462	54,393	689,250	352,475

Income before income tax	2,809,015	1,680,074	8,832,111	4,224,587
Income tax expense	831,878	456,828	2,345,147	1,335,331

Net income	1,977,137	1,223,246	6,486,964	2,889,256
Net income attributable to the noncontrolling interests	669,490	465,501	1,854,584	1,301,226
Net income attributable to parent’s shareholders	1,307,647	757,745	4,632,380	1,588,030

Other comprehensive items
Foreign currency translation gain	48,149	260,981	793,090	378,217
Other	175	-	42,894	(1,593)

Other comprehensive income attributable to parent’s shareholders	48,324	260,981	835,984	376,624
Other comprehensive items attributable to noncontrolling interests	23,405	249,160	640,811	408,827

Comprehensive income attributable to parent’s shareholders	$1,355,971	$1,018,726	$5,468,364	$1,964,654

Comprehensive income attributable to noncontrolling interests	$692,895	$714,661	$2,495,395	$1,710,053

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,452,669	29,452,669
Diluted	30,521,407	30,478,667	30,521,407	30,462,097

Net income per share attributable to parent’s shareholder:
Basic	$0.044	$0.026	$0.157	$0.054
Diluted	$0.043	$0.025	$0.152	$0.052

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2017	2016

Cash flows from operating activities:
Net income	$6,486,964	$2,889,256
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	410,593	455,383
Amortization of bond premium	193	-
Gain on settlement of debt	-	(83,425)
Gain on valuation of financial assets	1,372,468	(10,868)
Loss on disposals of property, plant and equipment	75,121	25,568
Deferred income tax	(20,030)	(65,235)
Changes in operating assets and liabilities:
Accounts receivable	9,541,161	4,085,141
Other current assets	(268,864)	450,406
Other assets	(1,331,414)	66,823
Tax payable	(35,858)	(112,098)
Other current liabilities	(9,339,583)	(3,943,730)
Long-term liabilities	(753,022)	623,579
Net cash provided by operating activities	6,137,729	4,380,800

Cash flows from investing activities:
Repayments to pervious shareholders	-	(150,959)
Purchases of structured deposit	(1,292,441)	-
Purchases of time deposits	(24,572,262)	(7,095,147)
Proceeds from maturities of time deposits	8,888,669	8,025,394
Purchase of marketable securities	(6,231,364)	-
Proceeds from disposals of marketable securities	7,488,976	-
Purchase of property, plant and equipment	(257,944)	(371,913)
Purchase of intangible assets	(88,745)	(437,294)
Net cash used in investing activities	(16,065,111)	(29,919)

Cash flows from financing activities:
Proceeds from related party borrowings	261,589	68,431
Repayment to related parties	(281)	(623,507)
Payment to noncontrolling interest as reduction of cash capital	-	(77,043)
Proceeds from third party borrowings	-	469,028
Repayment to loans	-	(224,447)
Net cash provided by (used in) financing activities	261,308	(387,538)

Foreign currency translation	1,159,884	596,891
Net increase (decrease) in cash and cash equivalents	(8,506,190)	4,560,234

Cash and cash equivalents, beginning balance	20,169,455	13,083,357
Cash and cash equivalents, ending balance	$11,663,265	$17,643,591

SUPPLEMENTARY DISCLOSURE:

Interest paid	$29,806	$2,324
Income tax paid	$2,298,197	$1,549,580

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Debt forgiveness - related parties	$32,937	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – ORGANIZATION

China United Insurance Service, Inc. (“China United,” “CUIS” or the “Company”) is a Delaware corporation organized on June 4, 2010 by Yi Hsiao Mao, a Taiwanese citizen, as a listing vehicle for both ZLI Holdings Limited (“ZLI Holdings”) and Action Holdings Financial Limited (“AHFL”), which is currently quoted on the United States Over the Counter Bulletin Board.

The corporate structure as of September 30, 2017 was as follows:

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
100%
Prime Asia Corporation, Ltd. (Taiwan Company)
Entities outside China
Entities inside China
Prime Management Consulting (Nanjing) Co., Ltd.
Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (WFOE)
Jing Yue
Contractual Control
Changrong Hu
20%
15%
10%
Weizhe Hou
Yanyan Wang
20%
9%
Yong Zhang
Law Anhou Insurance Agency Co., Ltd.
20%
6%
Chunyan Lu
Zhaohui Chen
100%
100%
Sichuan Kangzhuang Insurance Agency Co., Ltd.
Jiangsu Law Insurance Brokers Co., Ltd.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited accompanying condensed consolidated financial statements include the accounts of China United and its subsidiaries as shown in the organization structure in Note 1. All intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information, the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair presentation of the financial statements have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017.

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

Reclassifications

Certain reclassifications have been made to the prior periods’ financial statements and notes to conform to the current period’s presentation. Such reclassifications have no effect on net income as previously reported. Please see Note 23, Reclassifications.

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

In accordance with ASC 830, Foreign Currency Matters, the Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for interim financial statements are as follows:

	Average Exchange Rate for the Nine Months Ended September 30,
	2017		2016
New Taiwan dollar (NTD)	NTD	30.505166	NTD	32.736000
China yuan (RMB)	RMB	6.805734	RMB	6.579240
Hong Kong dollar (HKD)	HKD	7.787013	HKD	7.763280
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	September 30, 2017		December 31, 2016
New Taiwan dollar (NTD)	NTD	30.324000	NTD	32.283100
China yuan (RMB)	RMB	6.654500	RMB	6.943700
Hong Kong dollar (HKD)	HKD	7.811000	HKD	7.754340
United States dollar ($)		$1.000000		$1.000000

Fair Values of Financial Instruments

Accounting Standards Codification (ASC) 820, Fair Value Measurement, defines fair value as the price at which an asset could be exchanged or a liability transferred in an orderly transaction between knowledgeable, willing parties in the principal or most advantageous market for the asset or liability. Where available, fair value is based on observable market prices or derived from such prices. Where observable prices or inputs are not available, valuation models are applied which may involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity. See Note 24, Fair Value Measurement.

Concentration of Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. As of September 30, 2017, approximately $1,467,000 of the Company’s cash and cash equivalents, time deposits, registered capital deposit and restricted cash held by financial institutions was insured, and the remaining balance of approximately $32,808,000 was not insured.

Three major insurance companies accounted for more than 10% of the Company’s total revenue for the three months ended of September 30, 2017 and 2016. Revenue from these insurance companies were set out as below:

	Three months ended September 30,
	2017		2016
	Amount	% of Total Revenue	Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,275,654	26%	$5,291,779		35%
Taiwan Life Insurance Co., Ltd. (*)	1,911,978	12%	1,493,069		10%
TransGlobe Life Insurance Inc.	1,882,461	12%	(**	)	(** )

(*)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.
(**)	Revenue for the three months ended September 30, 2016 had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

For the nine months ended of September 30, 2017 and 2016, the Company’s revenue received from the following companies were set out as below:

	Nine months ended September 30,
	2017			2016
	Amount		% of Total Revenue	Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$13,019,656		26%	$13,969,672		32%
Taiwan Life Insurance Co., Ltd. (*)	5,881,228		12%	4,813,813		11%
TransGlobe Life Insurance Inc.	5,127,561		10%	(**	)	(** )
Fubon Life Insurance Co., Ltd.	(***	)	(*** )	4,342,377		10%

(*)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.
(**)	Revenue for the nine months ended September 30, 2016 had not exceeded 10% or more of the Company’s consolidated revenue of the Company.
(***)	Revenue for the nine months ended September 30, 2017 had not exceeded 10% or more of the Company’s consolidated revenue of the Company.

As of September 30, 2017 and December 31, 2016, the Company’s accounts receivable from the following companies were set out as below:

	September 30, 2017				December 31, 2016
	Amount		% of Total Accounts Receivable		Amount		% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$2,450,793		34%		$6,503,843		41%
Taiwan Life Insurance Co., Ltd (*)	(**	)	(**	)	1,973,410		13%
TransGlobe Life Insurance Inc.	801,832		11%		(**	)	(** )
Fubon Life Insurance Co., Ltd	(**	)	(**	)	1,660,685		11%

(*)	Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.
(**)	Accounts receivable as of September 30, 2017 or December 31, 2016 had not exceeded 10% or more of the consolidated accounts receivable.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” ‘The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Public entities should apply the amendments in ASU No. 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption of this accounting standards update on its consolidated financial statements.

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

In November 2016, the FASB issued ASU 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash” (“ASU No. 2016-18”), which amends the current accounting guidance.” The amendments in this update require the amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU No. 2016-18 is effective for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU No. 2016-18 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Instead, an entity should perform its annual or interim goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, not to exceed the total amount of goodwill allocated to the reporting unit. ASU No. 2017-04 is effective for annual or any interim goodwill tests in fiscal years beginning after December 15, 2019. The adoption is not expected to have a material impact on the Company’s consolidated financial statements of the Company.

In July 2017, the FASB issued ASU No. 2017-11, “Earnings Per Share (Topic 260) Distinguishing Liabilities from Equity (Topic 480) Derivatives and Hedging (Topic 815),” which addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of the pricing of future equity offerings. Current accounting guidance creates cost and complexity for entities that issue financial instruments (such as warrants and convertible instruments) with down round features that require fair value measurement of the entire instrument or conversion option. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) Targeted Improvements to Accounting for Hedging Activities.” ASU 2017-12 refines and expands hedge accounting for both financial and commodity risks. This ASU creates more transparency around how economic results are presented, both on the face of the financial statements and in the footnotes. In addition, this ASU makes certain targeted improvements to simplify the application of hedge accounting guidance. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

In September 2017, the FASB issued ASU 2017-13, “Revenue Recognition (Topic 605), Revenue from Contracts with Customers (Topic 606), Leases (Topic 840), and Leases (Topic 842),” which provides additional implementation guidance on the previously issued ASU 2016-02 Leases (Topic 842). The revenue standard is effective for annual periods beginning after December 15, 2017. ASU 2016-02 requires a lessee to recognize assets and liabilities on the balance sheet for leases with lease terms greater than 12 months. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, and early adoption is permitted. Based on a preliminary assessment, the Company expects the adoption of this guidance to have a material impact on its assets and liabilities due to the recognition of right-of-use assets and lease liabilities on its consolidated balance sheet at the beginning of the earliest period presented. The Company is continuing its assessment, which may identify additional impacts this guidance will have on its consolidated financial statements and disclosures.

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

NOTE 3 – CASH AND CASH EQUIVALENTS AND TIME DEPOSITS

Cash and cash equivalents and time deposits consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Cash and cash equivalents:
Cash in bank and on hand	$11,663,265	$17,713,744
Bank time deposits (*)	-	2,455,711
	11,663,265	20,169,455
Bank time deposits (**)	21,475,432	5,352,347
Total cash and cash equivalents and time deposits	$33,138,697	$25,521,802

(*)	With original maturities less than three months

(**)	With original maturities over three months

The Company considers cash on hand, cash in bank, and bank time deposits with maturities of three months or less to be cash and cash equivalents.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represent investment in equity securities of listed stocks and funds, which are classified as follows:

	September 30, 2017
	Cost	Gross Unrealized Losses	Total Fair Value
Trading:
Funds	$33,117	$(250)	$32,867
	$33,117	$(250)	$32,867

	December 31, 2016
	Fair Value at	Gross
	December 31,	Unrealized	Total
	2015	Gains	Fair Value
Trading:
Stocks	$28,863	$9,900	$38,763
Funds	2,340,219	47,888	2,388,107
	$2,369,082	$57,788	$2,426,870

NOTE 5 – STRUCTURED DEPOSIT

On July 7, 2017, the Company entered into an agreement with Cathy United Bank to purchase a 185-days structured deposit in effective on July 7, 2017 and mature on January 8, 2018. Principal of the structured deposit is RMB 8,000,000 and the structured deposit with an embedded foreign exchange option linked to US Dollar to China Yuan offshore exchange rate (“USDCNH”). Strike price of the structured deposit is set as 7.3 USDCNH and the fixing date is on January 4, 2018. Yield rate will be at 4.1% per annum when the USDCNH is above or equal strike price on the fixing date, or at 3.9% per annum when blow.

	September 30, 2017
	Cost	Gross Unrealized Losses	Total Fair Value
Structured deposit	$1,278,551	$(73,389)	$1,205,162
	$1,278,551	$(73,389)	$1,205,162

NOTE 6 – OTHER CURRENT ASSETS

Other current assets consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Loan receivable	$1,477,060	$1,486,846
Prepaid expenses	228,193	64,678
Prepaid rent and rent deposits	186,745	199,022
Other receivable	176,386	50,683
Refundable business tax	117,848	17,441
Deferred tax assets-current	58,041	59,233
Interest receivable	30,080	12,648
Total other current assets	$2,274,353	$1,890,551

On October 24, 2016, the Company entered into a loan agreement with third party, Rich Fountain Limited (“RFL”), which was incorporated under the laws of Samoa. The Company provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend the loan to October 23, 2017. As of September 30, 2017, the outstanding balance of the loan receivable is NTD44,790,360 ($1,477,060). On November 1 and November 2, 2017, the Company received the interest payment of this loan amount of NTD 300,000 (approximately $9,800) and $23,832, respectively. The management has evaluated RFL's business operation and ability to repay the loan in the future and determine that RFL will be able to repay the loan per newly negotiated terms and assessed that there is no impairment loss on the loan. Therefore, the Company is willing to extend the payment period of RFL loan.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Office equipment	$1,234,505	$1,070,061
Office furniture	101,123	168,658
Leasehold improvements	733,225	581,964
Transportation equipment	139,226	132,344
Other equipment	89,868	87,302
Total	2,297,947	2,040,329
Less: accumulated depreciation	(1,370,885)	(1,113,424)
Total property, plant and equipment, net	$927,062	$926,905

Depreciation expense was $78,972 and $81,267 for the three months ended September 30, 2017 and 2016, respectively. Depreciation expense was $235,093 and $231,414 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 8 – INTANGIBLE ASSETS

As of September 30, 2017 and December 31, 2016, the Company’s intangible assets consisted of the following:

	September 30, 2017	December 31, 2016
Software	$1,686,544	$1,500,339
Less: accumulated amortization	(938,934)	(716,120)
Total intangible assets	$747,610	$784,219

Estimated future intangible amortization as of September 30, 2017 is as follows:

Periods ending September 30,	Amount
2018	$238,905
2019	214,913
2020	184,439
2021	90,116
2022	18,140
Thereafter	1,097
Total	$747,610

Amortization expense was $59,533 and $71,328 for the three months ended September 30, 2017 and 2016, respectively. Amortization expense was $175,500 and $223,969 for the nine months ended September 30, 2017 and 2016, respectively.

NOTE 9 – LONG-TERM INVESTMENTS

As of September 30, 2017 and December 31, 2016, the Company’s long-term investments consisted of the following:

	September 30, 2017	December 31, 2016
Equity investment	$1,267,475	$1,190,558
Government bonds	101,475	94,506
Total	$1,368,950	$1,285,064

As of September 30, 2017 and December 31, 2016, the Company had the following equity investment:

Type	Investee	Ownership	September 30, 2017 Amount	December 31, 2016 Amount
Cost Method	Genius Insurance Broker Co., Ltd.	15.64%	$1,267,475	$1,190,558

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 requirement, Law Insurance Broker Co., Ltd. (“Law Broker”) is required to maintain a minimum of NTD3,000,000 ($98,932 and $92,928 as of September 30, 2017 and December 31, 2016, respectively) restricted balance in a separate account. RGDBAI Article 4 is required to deposited a minimum amount in the form of cash or book entry to government bond issued by the central government. Therefore, Law Broker used such amounts to purchase government bonds and has the right to trade such bonds with other debt or equity instruments.

	September 30, 2017
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	September 30,
	2016	Gains	2017
Available-for-sale:
Government bonds	94,506	6,969	101,475
	$94,506	$6,969	$101,475

	December 31, 2016
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2015	Gains	2016
Available-for-sale:
Government bonds	94,381	125	94,506
	$94,381	$125	$94,506

NOTE 10 – OTHER ASSETS

The Company’s other assets consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Registered capital deposit	$1,065,176	$-
Rental deposits	480,589	445,283
Restricted cash	488,822	248,803
Prepayments	61,206	5,576
Deferred tax assets	52,171	25,364
Others	1,655	1,456
Total other assets	$2,149,619	$726,482

According to China Insurance Regulatory Commission No. 82, issued on September 29, 2016, the Company should deposit all of its registered capital in a custodian account and subject to limited usage, among which, no less than 10% of the registered capital should be invested in significant deposit by agreement or term deposit. The Company should deposit this amount after six months of the issuance date.

Restricted cash is a deposit in the bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, which is not allowed to be withdrawn without the permission of the regulatory commission and the trust account for Law Broker’s general manager’s bonus plans.

NOTE 11 – TAX PAYABLE

The Company’s tax payable consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
PRC Tax	$287,138	$163,461
Hong Kong Tax	9,091	14,233
Taiwan Tax	2,060,397	2,072,175
Total tax payable	$2,356,626	$2,249,869

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

NOTE 12 – CONVERTIBLE BONDS

The Company intended to issue the convertible bonds during the period commencing on June 23, 2016 and ended on September 30, 2016 with an aggregate principal amount of up to $10,000,000. The convertible bonds were to be sold in units, with each unit being $100,000 in principal amount. The Company had not made any offers or sales of the convertible bonds to U.S. persons and there were no direct selling efforts in the United States. The bonds would not be convertible until two years from the issuance date and with an annual interest rate of 6% payable on a quarterly basis. The bond holder might cause the Company to redeem the convertible bonds before the end of the term, subject to certain penalties depending on the holding period of the convertible bonds when redeemed. Upon the expiration of the term of the convertible bonds, the bond holder may, in its sole discretion, choose to collect the payment of full principal amount of the convertible bonds together with any interest accrued or convert the convertible bonds into common shares of the Company at the conversion price. The conversion price shall be 80% of the average closing trading price for the ten (10) business days immediately prior to the conversion date.

On June 23, 2016, the Company issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of September 30, 2017 and December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 and $9,000 for the three and nine months ended September 30, 2017.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities are as follows, as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Commissions payable to sales professionals	$5,821,393	$11,869,181
Unearned revenue (AIATW and Farglory)	1,340,884	2,090,718
Due to previous shareholders of AHFL	-	480,559
Accrued business tax	188,516	469,259
Deferred tax liabilities	125,059	-
Withholding employee personal tax	240,717	362,954
Accrued tax penalties	370,000	370,000
Accrued bonus	1,040,291	1,935,091
Salary payable to administrative staff	464,106	183,066
Accrued labor, health insurance and employee retirement plan	105,015	92,085
Accrued advertisement fee	-	32,525
Other accrued liabilities	724,847	754,471
Total other current liabilities	$10,420,828	$18,639,909

Commissions payable to sales professionals, accrued bonus, salaries payable to administrative staff, and accrued advertisement expense are usually settled within 12 months. Unearned revenue is described in Note 15. Due to previous shareholders of Action Holdings Financial Limited (“AHFL”) is the remaining balance payable of the acquisition cost. Accrued business tax, withholding employee personal tax, accrued labor, health insurance and employee retirement plan will be paid to the related government departments within one month. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Other accrued liabilities mainly consist of accrued interest, accrued logo promotion product expense and operating expenses payable for training and travelling.

NOTE 14 – LONG-TERM LOANS

	September 30, 2017	December 31, 2016
Loan B, interest at 8%, maturity date May 15, 2019	$150,274	$144,015
Loan C, interest at 8%, maturity date July 20, 2019	115,711	110,892
Total long-term loans	$265,985	$254,907

On May 15, 2016, the Company’s contractually controlled affiliate in PRC, Law Anhou Insurance Agency Co., Ltd (“Anhou” or “Law Anhou”), entered into a loan agreement (“Loan B”) with a third party. The long-term Loan Agreement provided for a $150,274 loan to the Company. Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan C”) with a third party. The long-term Loan Agreement provided for a $115,711 loan to the Company. Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on July 20, 2019.

The total interest expense for both Loan B and Loan C was $5,293 and $15,562 for the three and nine months ended September 30, 2017.

NOTE 15 – LONG-TERM LIABILITIES

As of September 30, 2017 and December 31, 2016, long-term liabilities are as follows:

	September 30, 2017	December 31, 2016
Unearned revenue – AIATW	$4,242,585	$4,742,272
Unearned revenue – Farglory	-	495,615
Due to pervious shareholders of AHFL	480,559	-
Other long-term liabilities	175,191	77,440
Long-term liabilities	$4,898,335	$5,315,327

Unearned revenue – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”). The purpose of the Alliance Agreement is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The term of the Alliance Agreement is from April 15, 2013 to August 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee of $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL. On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee on pro rata basis when the performance targets are not met were revised.

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

On June 14, 2017, with AIATW’s consent, the 2016 Letter has been revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (Amendment No. 3). Pursuant to the Amendment No. 3, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, among which (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in Amendment No. 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agree to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business promotion fees at NTD 330,000,000 for each contract years within one month after the termination.

The Company recognizes AIATW’s revenue when the life insurance products provided by AIATW are met: (i) persuasive evidence of an agreement between the insurance company and insured exists, (ii) insurance brokerage services have been provided, (iii) the fee to be paid by the related insurer to the Company for such services is fixed or determinable, and (iv) the collectability of the fee is reasonably assured. The purpose of refund is primarily due to the portion of performance sales targets are not met in that contract year. The following table presents the amounts recognized as revenue and the refunded for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Refund Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	28,494,856	(1)	NTD	21,505,144	(1)
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	13,497,750	(2)	NTD	21,502,250	(2)
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	9,254,296	(3)	NTD	-
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	-		NTD	-
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000	NTD	-		NTD	-
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000	NTD	-		NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	51,246,902		NTD	43,007,394

(1)

The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is difference from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $934,099 (NTD28,494,856) and refunded the amount of nil for the first contract year for the nine months ended September 30, 2017. On December 3, 2015 and February 23, 2016, the Company refunded the amounts of $152,235 (NTD 5,000,000) and $502,532 (NTD 16,505,144) to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year.

(2)	For the nine months ended September 30, 2017, the Company recognized the second contract year’s revenue amount of $442,474 (NTD13,497,750) and refunded the amount of $709,084 (NTD21,502,250) for the same contract period.
(3)	For the nine months ended September 30, 2017, the Company recognized the third contract year’s revenue amount of $303,369 (NTD9,254,296) and refunded the amount nil for the same contract period.

The Company recognized revenue of $1,679,942 (NTD51,246,902) and nil for the nine months ended September 30, 2017 and 2016 related to this agreement. As of September 30, 2017 and December 31, 2016, the Company had non-current portion of unearned revenue of $4,242,585 and $4,742,272, respectively, and current portion of $681,340 and $1,966,814, respectively, related to the Alliance Agreement.

Unearned revenue – Farglory

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (“Farglory”). The Company is to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. However, both parties are renegotiating the Service Agreement and plan to amend the cooperation method. As of September 30, 2017 and December 31, 2016, the Company had long-term liabilities amount of nil and $495,615, respectively, and current liabilities amounts of $659,544 and $123,904, respectively, related to this Service Agreement.

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

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Law Broker expects that none of the above-mentioned bonuses are to be paid prior to May 2019, and therefore it has recorded as long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao’s pension calculation assumption and start date, and 2) the non-competition provision start date. As of September 30, 2017 and December 31, 2016, the balance of such accrued long-term liabilities was $175,191 and $77,440, respectively.

NOTE 16 – PREFERRED STOCK

The Company is authorized to issue 10,000,000 shares of preferred stock, $.00001 par value and currently has 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) outstanding as of September 30, 2017. The Series A Stock has the following rights and preferences:

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

Additional preferred stock may be authorized and issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors (the “BOD”) deems appropriate.  In the event that the Company issues any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of State of the State of Delaware.  The effect of this preferred stock designation power is that its BOD alone, subject to Federal securities laws, applicable blue-sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by its stockholders, and may adversely affect the voting and other rights of the holders of its common stock.

NOTE 17 – STATUTORY RESERVES

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

NOTE 18 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following:

Name of Affiliate	% of Non-controlling Interests	As of December 31, 2016	Net Income and Other Comprehensive Gain/(Loss) of Non-controlling Interests	As of September 30, 2017
Law Enterprise Co., Ltd. (“Law Enterprise”)	34.05%	$17,386	$446,585	$463,971
Law Broker	34.05%	9,621,159	2,148,249	11,769,408
Prime Financial Asia Ltd. (“PFAL”)	49.00%	232,414	(34,973)	197,441
Max Key Investments Ltd. (“MKI”)	49.00%	(1,569)	(548)	(2,117)
Prime Asia Corporation Limited. (“PA Taiwan”)	49.00%	(95,448)	(64,179)	(159,627)
Prime Management Consulting (Nanjing) Co., Ltd. (“PTC Nanjing”)	49.00%	(2,400)	261	(2,139)
Total		$9,771,542	$2,495,395	$12,266,937

Name of Affiliate	% of Non-controlling Interests	As of December 31, 2015	Net Income and Other Comprehensive Gain/(Loss) of Non-controlling Interests	As of December 31, 2016
Law Enterprise	34.05%	$199,699	$(182,313)	$17,386
Law Broker	34.05%	7,197,128	2,424,031	9,621,159
PFAL	49.00%	206,098	26,316	232,414
MKI	49.00%	(1,065)	(504)	(1,569)
PA Taiwan	49.00%	(26,292)	(69,156)	(95,448)
PTC Nanjing	49.00%	(837)	(1,563)	(2,400)
Total		$7,574,731	$2,196,811	$9,771,542

NOTE 19 – INCOME TAX

Provision (benefit) for income tax for the three months ended September 30, 2017 consisted of:

Three months ended September 30, 2017	Federal	State	Foreign	Total
Current	$-	$-	$828,532	$828,532
Deferred	-	-	3,346	3,346
Total	$-	$-	$831,878	$831,878

Provision (benefit) for income tax for the three months ended September 30, 2016 consisted of:

Three months ended September 30, 2016	Federal	State	Foreign	Total
Current	$-	$-	$500,787	$500,787
Deferred	-	-	(43,959)	(43,959)
Total	$-	$-	$456,828	$456,828

Provision (benefit) for income tax for the nine months ended September 30, 2017 consisted of:

Nine months ended September 30, 2017	Federal	State	Foreign	Total
Current	$-	$-	$2,365,177	$2,365,177
Deferred	-	-	(20,030)	(20,030)
Total	$-	$-	$2,345,147	$2,345,147

Provision (benefit) for income tax for the nine months ended September 30, 2016 consisted of:

Nine months ended September 30, 2016	Federal	State	Foreign	Total
Current	$-	$-	$1,400,566	$1,400,566
Deferred	-	-	(65,235)	(65,235)
Total	$-	$-	$1,335,331	$1,335,331

Significant components of the deferred tax assets and liabilities for income tax as of September 30, 2017 and December 31, 2016 consisted of the following:

	As of
	September 30, 2017	December 31, 2016
Deferred tax assets
Net operating loss carry-forward	$1,101,734	$993,050
Others	110,212	84,597
Total	$1,211,946	$1,077,647
Valuation allowance	(1,101,734)	(993,050)
Net deferred tax assets	$110,212	$84,597
Deferred tax assets - current	$58,041	$59,233
Deferred tax assets - noncurrent	$52,171	$25,364

Deferred tax liabilities - current	$125,059	$-

A 100% valuation allowance was provided for the deferred tax assets related to the PRC segment and the Company as of September 30, 2017 and December 31, 2016. Net deferred tax assets of $110,212 and $84,597, respectively, related to the Taiwan segment were included in other current assets and other assets on the consolidated balance sheets as of September 30, 2017 and December 31, 2016. Deferred tax liabilities were the timing differences of revenue and cost of sales recognized in the period ended September 30, 2017. Deferred tax liabilities of $125,059 and nil, respectively, related to the PRC segment were in other current liabilities on the consolidated balance sheets as of September 30, 2017 and December 31, 2016.

Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd. (“CU WFOE”) and the CAE in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income.

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

The following table reconciles the US statutory rates to the Company’s effective tax rate for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
US statutory rate	34%	34%
Tax rate difference	(18)%	(18)%
Tax base difference	-%	-%
Loss in subsidiaries	7%	2%
Un-deductible and non-taxable items	7%	9%
Tax per financial statements	30%	27%

The following table reconciles the US statutory rates to the Company’s effective tax rate for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
US statutory rate	34%	34%
Tax rate difference	(18)%	(20)%
Tax base difference	-%	1%
Loss in subsidiaries	5%	7%
Un-deductible and non-taxable items	6%	10%
Tax per financial statements	27%	32%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to local tax laws and the non-taxable tax income or expenses.

NOTE 20 – RELATED PARTY TRANSACTIONS

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$401,775	$361,379
Due to Ms. Lu (Shareholder of Law Anhou)	225,411	-
Due to Xude Investment (Owned by Mr. ChwanHau Li)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,081	1,994
Due to Yuli Broker (Owned by Ms. Lee)	141	265
Due to Yuli Investment (Owned by Ms. Lee)	141	265
Due to I Health Management Corp*	17,313	3,724
Total	$646,862	$400,001

*25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise. 24% of Multiple Capital Enterprise’s shares are owned by the Company’s management level

The loan due to related parties were non-interest bearing and were payable on demand.

Debt Forgiveness – Related Parties

In 2015, Xude Investment assisted the Company to set up Genius Holdings Financial Limited (BVI Company) and Genius Investment Consultant Co., Ltd. (Taiwan Company) and paid set up fee on behalf of the Company with the amount of $23,544 and NTD285,083 ($9,393). Xude Investment was owned by Mr. ChwanHau Li, who is one of the Directors of the Company. In March 2017, Xude Investment agreed to forgive the Company’s debt above in whole. As of September 30, 2017, the Company has debt forgiveness from related parties amount of $32,937.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and nine months ended September 30, 2017, rent income were $141 and $421, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and nine months ended September 30, 2017, rent income were $141 and $421, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $42,000 (NTD1,275,000). For the nine months ended September 30, 2017, The Company had cost of revenue related to I Health amount of $13,269.

On December 7, 2016, the Company entered into an advisory agreement with Fuchang Li (“Mr. Li,” the Director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. The total advisory fee was approximately $58,000 (NTD1,800,000). The Company had general and administrative expense related to this advisory agreement amount of $13,619and $42,998, respectively, for the three and nine months ended September 30, 2017.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex Biz Solution Limited. (“Apex,” was formerly known as Prime Technology Corp.), which has one of the same directors as Prime Financial Asia Ltd. Pursuant to this consulting agreement, the Company provided administrative operation consulting service to Apex from November 1, 2016 to December 31, 2021. As of and for the nine months ended September 30, 2017, the Company had account receivable and revenue amount of $17,274 and $33,874, respectively.

NOTE 21 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2017 and 2016 were $595,277 and $526,390, respectively. Rental expenses for the nine months ended September 30, 2017 and 2016 were $1,832,335 and $1,557,725, respectively. As of September 30, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending September 30, 2018	$2,049,071
Twelve months ending September 30, 2019	1,166,015
Twelve months ending September 30, 2020	245,873
Twelve months ending September 30, 2021	55,088
Twelve months ending September 30, 2022	17,687
Thereafter	-
Total	$3,533,734

Engagement Agreement with Ms. Chao

On May 10, 2016, Law Broker entered into the Engagement Agreement with Ms. Chao. Please refer to Note 15 Other Long-term Liabilities.

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

The Company’s credit risk arises principally from accounts receivables, loan and other receivables, pledged deposits and cash and equivalents. Management has a credit policy in place and monitors exposures to these credit risk on an ongoing basis. The carrying amounts of account receivables, loan and other receivables, pledged deposits and cash and cash equivalents represent the Company’s maximum exposure to credit risk. Accounts receivable are due within thirty (30) days from the date of billing.

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

The functional currency for the Company’s subsidiaries in Taiwan is NTD and the functional currency for the Company’s subsidiaries and CAE in PRC is RMB. The financial statements of the Company are in USD. The fluctuation of NTD and RMB exchange rates will affect the Company’s operating results expressed in USD. The Company reviews its foreign currency exposures, and the management does not consider its present foreign exchange risk to be significant.

NOTE 23 – RECLASSIFICATIONS

The effects of the reclassifications for the prior year is reflected below.

Consolidated Balance Sheet	December 31, 2016
Original:
Cash and cash equivalents	$25,521,802

Revised:
Cash and cash equivalents	$20,169,455
Time deposits	5,352,347

Unaudited Condensed Consolidated Statements of Cash Flow	Nine Months Ended September 30, 2016
Original:
Net cash used in investing activities	$(960,166)

Foreign currency translation	942,171
Net increase (decrease) in cash and cash equivalents	3,975,267

Cash and cash equivalents, beginning balance	20,831,824
Cash and cash equivalents, ending balance	24,807,091

Revised:
Cash flows from investing activities:
Purchases of time deposits	$(7,095,147)
Proceeds from maturities of time deposits	8,025,394
Net cash used in investing activities	(29,919)

Foreign currency translation	596,891
Net increase (decrease) in cash and cash equivalents	4,560,234

Cash and cash equivalents, beginning balance	13,083,357
Cash and cash equivalents, ending balance	17,643,591

NOTE 24 – FAIR VALUE MEASUREMENT

FASB ASC 820, “Fair Value Measurements and Disclosures,” defines Fair Value (“FV”), establishes a three-level valuation hierarchy for disclosures of FV measurement and enhances disclosure requirements for FV measures. The carrying amounts reported in the balance sheets for receivables and current liabilities each qualify as financial instruments and are reasonable estimates of FV because of the short period of time between the origination of such instruments and their expected realization and their current market rate of interest. The three levels are defined as follows:

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

• Level 3 inputs to the valuation methodology are unobservable and significant to the FV.

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities as of September 30, 2017:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Bank time deposits	$-	$21,475,432	$-	$21,475,432
Marketable securities:
Funds	32,867	-	-	32,867
Structured deposit	-	1,205,162	-	1,205,162
Loan receivable (Other current assets in Notes 6)	-	-	1,477,060	1,477,060
Long-term investment:
Equity investment	-	-	1,288,279	1,267,475
Government bonds	-	101,475	-	101,475

Liabilities
Due to related parties	$-	$-	$646,862	$646,862
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	265,985	265,985

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities as of December 31, 2016:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Bank time deposits	$-	$7,808,058	$-	$7,808,058
Marketable securities:
Stocks	38,763	-	-	38,763
Funds	2,388,107	-	-	2,388,107
Loan receivable (Other current assets in Notes 6)	-	-	1,486,846	1,486,846
Long-term investment:
Equity investment	-	-	1,288,279	1,190,558
Government bonds	-	94,506	-	94,506

Liabilities
Due to related parties	$-	$-	$400,001	$400,001
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	254,907	254,907

Bank time deposits – The carrying amount approximates its fair value due to short-term in nature of the bank time deposits.

Marketable securities – The fair value of stocks and funds is generally valued based on quoted market prices in active markets.

Structured deposit – The fair value of the structured deposit is determined based on present value of the structured deposit, using annum yield of 3.9% or 4.1%, depending on the strike price. The strike price is at 7.3 USDCNH.

Loan receivable – The Company’s loan receivable is determined based on 4.5% per annum interest rate on the recent lending to Rich Fountain Limited.

Equity investment – The fair value of the Company’s equity investment was arrived at using the “Income Approach.” The calculation assumptions were: (i) 2% for long-term stable growth rate, (ii) 14.79%~15% for cash discount rate (rate for weighted average cost of capital), and (iii) 25% for liquidity discount rate. The Company evaluated overall economic condition and unnoted any significant change. The related equity investment does not have any negative news. Therefore, the fair value of the Company’s equity investment as of September 30, 2017 is same as December 31, 2016.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in Taipei Exchange (formerly the Gre Tai Securities Market).

Due to related parties – The Company’s due to related parties bears no interest and payable on demand.

Convertible bonds – The Company determined the fair value of the convertible bonds is 80% of the average closing trading price for the ten (10) business days immediately prior to the conversion date.

Long-term loans - The fair value of the Company’s long-term loans were determined by discounted cash flows.

NOTE 25 – GEOGRAPHICAL DATA

The geographical distribution of the Company’s financial information for the three months ended September 30, 2017 and 2016 were as follows:

	For three months ended September 30,
Geographical Areas	2017	2016
Revenue
Taiwan	$13,290,282	$12,714,857
PRC	2,885,940	2,182,967
Hong Kong	33,633	71,079
Elimination adjustment	479	(17,558)
Total revenue	$16,210,334	$14,951,345

Income (loss) from operations
Taiwan	$2,348,757	$1,661,872
PRC	284,662	(75,861)
Hong Kong	(21,353)	1,822
Elimination adjustment	35,487	37,848
Total income (loss) from operations	$2,647,553	$1,625,681

Depreciation and amortization expenses
Taiwan	$117,019	$130,343
PRC	21,415	22,180
Hong Kong	71	72
Elimination adjustment	-	-
Total depreciation and amortization expenses	$138,505	$152,595

Interest income
Taiwan	$101,919	$38,959
PRC	45	(2,254)
Hong Kong	-	(1)
Elimination adjustment	(22,665)	(5,591)
Total interest income	$79,299	$31,113

Interest expenses
Taiwan	$25,665	$8,965
PRC	5,293	(1,773)
Hong Kong	-	-
Elimination adjustment	(22,665)	(5,591)
Total interest expenses	$8,293	$1,601

Income tax expense
Taiwan	$707,676	$456,849
PRC	129,257	(21)
Hong Kong	(5,055)	-
Elimination adjustment	-	-
Total income tax expense	$831,878	$456,828

Net income (loss)
Taiwan	$1,877,187	$1,298,707
PRC	115,800	(88,813)
Hong Kong	(17,621)	10,781
Elimination adjustment	1,771	2,571
Total net income (loss)	$1,977,137	$1,223,246

The geographical distribution of the Company’s financial information for the nine months ended September 30, 2017 and 2016 were as follows:

	For nine months ended September 30,
Geographical Areas	2017	2016
Revenue
Taiwan	$41,667,540	$37,093,407
PRC	8,321,471	6,086,426
Hong Kong	106,147	148,664
Elimination adjustment	(10,474)	(39,384)
Total revenue	$50,084,684	$43,289,113

Income (loss) from operations
Taiwan	$7,652,886	$4,549,826
PRC	447,690	(765,421)
Hong Kong	(59,649)	(12,491)
Elimination adjustment	101,934	100,198
Total income (loss) from operations	$8,142,861	$3,872,112

Depreciation and amortization expenses
Taiwan	$343,413	$392,943
PRC	66,965	62,224
Hong Kong	215	216
Elimination adjustment	-	-
Total depreciation and amortization expenses	$410,593	$455,383

Interest income
Taiwan	$302,630	$150,772
PRC	2,314	1,408
Hong Kong	-	-
Elimination adjustment	(58,385)	(14,958)
Total interest income	$246,559	$137,222

Interest expenses
Taiwan	$67,385	$19,920
PRC	15,562	6,203
Hong Kong	-	-
Elimination adjustment	(58,385)	(14,958)
Total interest expenses	$24,562	$11,165

Income tax expense
Taiwan	$2,133,024	$1,332,238
PRC	217,178	3,093
Hong Kong	(5,055)	-
Elimination adjustment	-	-
Total income tax expense	$2,345,147	$1,335,331

Net income (loss)
Taiwan	$6,382,356	$3,678,408
PRC	170,408	(781,726)
Hong Kong	(70,562)	(13,882)
Elimination adjustment	4,762	6,456
Total net income (loss)	$6,486,964	$2,889,256

The geographical distribution of the Company’s financial information as of September 30, 2017 and December 31, 2016 were as follows:

	As of
Geographical Areas	September 30, 2017	December 31, 2016
Capital expenditures
Taiwan	$(317,455)	$(835,564)
PRC	(29,234)	(148,936)
Hong Kong	-	-
Total capital expenditures	$(346,689)	$(984,500)

Long-lived assets
Taiwan	$1,508,431	$1,453,772
PRC	165,811	256,704
Hong Kong	430	648
Elimination adjustment	3,746,163	2,071,491
Total long-lived assets	$3,746,163	$3,782,615

Reportable assets
Taiwan	$89,208,044	$90,388,991
PRC	11,748,446	13,325,433
Hong Kong	434,808	561,708
Elimination adjustment	(50,258,436)	(52,868,589)
Total reportable assets	$51,132,862	$51,407,543

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

The term for the above loans is 10 years which may be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers entered into a binding variable interest entity (“VIE”) agreement with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers were solely used to increase the registered capital of Anhou. On October 20, 2013, the Investor Borrowers increased Anhou’s registered capital by RMB 40 million ($6,389,925).

NOTE 27 – SUBSEQUENT EVENTS

The Company does not receive the full remaining principle repayment of loan receivable from RFL. On November 1 and November 2, 2017, the Company received the interest payment of this loan amount of NTD 300,000 (approximately $9,800) and $23,832, respectively. The management has evaluated RFL's business operation and ability to repay the loan in the future and determine that RFL will be able to repay the loan per newly negotiated terms and assessed that there is no impairment loss on the loan. Therefore, the Company is willing to extend the payment period of RFL loan.

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

Total revenue from Taiwan life insurance products accounted for 74.01% and 80.25% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. Total revenue from PRC life insurance products were 15.67% and 12.43% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

In addition to the periodic premium payment schedules, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once the Company sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to twenty-five (25) years. Because of this feature and the expected sustained growth of life insurance sales in China and Taiwan, we have focused significant resources ever since the incorporation of Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

(2)	Property and Casualty Insurance Products

Taiwan subsidiaries commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total revenue from Taiwan property and casualty insurance products were 5.66% and 5.34% of total revenue for the nine months ended September 30, 2017 and 2016, respectively. Our CAE in PRC commenced its sales of commercial property insurance in 2009 and developed its automobile insurance business in 2010. Total revenue from PRC property and casualty insurance products were 0.93% and 1.63% of total revenue for the nine months ended September 30, 2017 and 2016, respectively.

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

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. The estimation basis of the majority of the accrued expenses is dependent on our sales force’s achievement of the sales targets identified by our clients. Examples of estimated accrued expenses include brokerage commission bonus, such as bonus payable to our sales professionals, and incentive program rewards, such as the estimated expenditures to fund the reward programs. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

Long-term investments

The Company classifies its investments as available-for-sale in accordance with ASC 320 “Debt and Equity Securities,” and Investments – Debt and Equity Securities are reported at fair value. Unrealized gains and losses as a result of changes in the fair value of the available-for-sale investments are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

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

Overview of the three months ended September 30, 2017 and 2016

The following table shows the results of operations for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$16,210,334	$14,951,345	$1,258,989	8%
Cost of revenue	9,071,624	9,335,735	(264,111)	-3%
Gross profit	7,138,710	5,615,610	1,523,100	30%
Gross profit margin	44%	38%	6%	16%

Operating expenses:
Selling	783,120	630,225	152,865	24%
General and administrative	3,708,037	3,359,674	348,363	10%
Total operating expenses	4,491,157	3,989,929	501,228	13%

Income from operations	2,647,553	1,625,681	1,021,872	63%

Other income (expenses):
Interest income	79,299	31,113	48,186	155%
Interest expenses	(8,293)	(1,601)	(6,692)	418%
Dividend income	1,391	3,633	(2,242)	-62%
Other - net	89,065	21,248	67,817	319%
Total other income (expenses)	161,462	54,393	107,069	197%

Income before income tax	2,809,015	1,680,074	1,128,941	67%
Income tax expense	831,878	456,828	375,050	82%

Net income	1,977,137	1,223,246	753,891	62%
Net income attributable to the noncontrolling interests	669,490	465,501	203,989	44%
Net income attributable to parent’s shareholders	1,307,647	757,745	549,902	73%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance and reinsurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance and reinsurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. For the three months ended September 30, 2017 and 2016, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

	Three months ended September 30,
Geographical Areas	2017	2016
Revenue
Taiwan	$13,290,282	$12,714,857
PRC	2,885,940	2,182,967
Hong Kong	33,633	71,079
Elimination adjustment	479	(17,558)
Total Revenue	$16,210,334	$14,951,345

During the three months ended September 30, 2017, 82.0%, 17.8% and 0.2% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended September 30, 2016, 85.0%, 14.6% and 0.4% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the three months ended September 30, 2017 and 2016 were relatively consistent.

Total revenue increased by $1,258,989, or 8%, from $14,951,345 for the three months ended September 30, 2016 to $16,210,334 for the three months ended September 30, 2017, was mainly due to the increase of the revenue from Strategic Alliance Agreement with AIATW in Taiwan and annuity insurance in PRC. Increase of revenue in PRC is mainly due to public awareness of financial planning and investment for retirement as average life span and individual economy has significantly increased over the recent years. Moreover, in anticipation of the possible adjustment on the max premium payment and the proposed change to the annuity insurance regulation in the PRC, the consumers are willing to invest their money in insurance products during the three months ended September 30 of this year compared to the same period of last year.

Cost of revenue and gross profit

The cost of revenue decreased by $264,111, or 3%, from $9,335,735 for the three months ended September 30, 2016 to $9,071,624 for the three months ended September 30, 2017. The increase in gross profit was primarily due a decrease in direct cost, such as the bonuses and awards to sales professionals.

The gross profit for the three months ended September 30, 2017 increased by $1,523,100 or 30%, to $7,138,710 compared to $5,615,610 for the three months ended September 30, 2016. The gross profit ratio increased to 44% for the three months ended September 30, 2017 from 38% for the three months ended September 30, 2016. The increase in gross profit was primary due to the increase in business promotion revenue from AIATW and decrease in indirect cost.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion and selling related expenses. The selling expense for the three months ended September 30, 2017 increased by $152,865 or 24%, to $783,120 compared to $630,255 for the three months ended September 30, 2016. The increase was mainly due to increased sales conference fee.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended September 30, 2017, G&A expenses were $3,708,037, increased by $348,363, or 10%, compared with $3,359,674 for the three months ended September 30, 2016, which was mainly due to the increased number of branches, personnel costs in China and the increased personnel costs in Taiwan.

Other income (expenses)

Net other income for the three months ended September 30, 2017 and 2016 were $161,462 and $54,393, respectively. Other income (expense) mainly consists of interest income, interest expenses, other income, dividend income and loss on disposal of property, plant and equipment. Compared with the three months ended September 30, 2016, net other income increased due to the fluctuation of exchange rate and interest income.

Income tax expense

For the three months ended September 30, 2017, the income tax expense was $831,878, increased by $375,050, or 82%, compared with $456,828 for the three months ended September 30, 2016. The increase was mainly due to the increased income before income tax for the three months ended September 30, 2017 compared to that for the three months ended September 30, 2016.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In addition, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

CU WFOE and the CAE in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

Overview of the nine months ended September 30, 2017 and 2016

The following table shows the results of operations for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$50,084,684	$43,289,113	$6,795,571	16%
Cost of revenue	29,746,059	27,986,021	1,760,038	6%
Gross profit	20,338,625	15,303,092	5,035,533	33%
Gross profit margin	41%	35%	6%	17%

Operating expenses:
Selling	1,481,423	2,094,965	(613,542)	-29%
General and administrative	10,714,341	9,336,015	1,378,326	15%
Total operating expenses	12,195,764	11,430,980	764,784	7%

Income from operations	8,142,861	3,872,112	4,270,749	110%

Other income (expenses):
Interest income	246,559	137,222	109,337	80%
Interest expenses	(24,562)	(11,165)	(13,397)	120%
Dividend income	331,140	272,522	58,618	22%
Other - net	136,113	(46,104)	182,217	-395%
Total other income (expenses)	689,250	352,475	336,775	96%

Income before income tax	8,832,111	4,224,587	4,607,524	109%
Income tax expense	2,345,147	1,335,331	1,009,816	76%

Net income	6,486,964	2,889,256	3,597,708	125%
Net income attributable to the noncontrolling interests	1,854,584	1,301,226	553,358	43%
Net income attributable to parent’s shareholders	4,632,380	1,588,030	3,044,350	192%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance and reinsurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance and reinsurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. For the nine months ended September 30, 2017 and 2016, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

	Nine months ended September 30,
Geographical Areas	2017	2016
Revenue
Taiwan	$41,667,540	$37,093,407
PRC	8,321,471	6,086,426
Hong Kong	106,147	148,664
Elimination adjustment	(10,474)	(39,384)
Total Revenue	$50,084,684	$43,289,113

During the nine months ended September 30, 2017, 83.2%, 16.6% and 0.2% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the nine months ended September 30, 2016, 85.7%, 14.1% and 0.3% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentage of geographical revenue for the nine months ended September 30, 2017 and 2016 were relatively consistent.

Total revenue increased by $6,795,571, or 16%, from $43,289,113 for the nine months ended September 30, 2016 to $50,084,684 for the nine months ended September 30, 2017, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

a)	The revenue of TransGlobe Life Insurance Co., Ltd (“TransGlobe”) increased in 2017. The main reason was the launch of TransGlobe’s top seller product that offers better medical insurance coverages with an affordable insurance premium. This selling package drew more attention from the Company’s customers and boosted the sales performance for the nine months ended September 30, 2017.

b)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased in 2017, which was primarily due to the increase in sales of the injury and residual life insurance. This insurance guaranteed to pay 200 months no matter the insured survives or not. This selling package drew more attention from the company’s customers and raised the sales performance for the nine months ended September 30, 2017.

c)

The revenue of AIATW increased in 2017, which was primarily due to the expected appreciation of the US dollar in the future. One of AIATW’s top selling products is a life insurance offers repayment in USD, which becomes more attractive to the Company’s customers. As a result, the sales performance increased in current period compared with prior corresponding period.

d)	The revenue increase in the PRC was primarily due to the increases in sales of the retirement and critical illness insurance in Sichuan for the nine months ended September 30, 2017. In light of the need to make personal provisions or old age and illness, as strongly encouraged by the Chinese government, demand for such policies increased accordingly. In addition, the China Insurance Regulatory Commission (“CIRC”) required insurance companies to make adjustments to policy designs, driving insurance companies to innovate on their products to better meet market needs. These innovations also led to increase in revenue.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the nine months ended September 30, 2017 increased by $1,760,038 or 6%, to $29,746,059 compared to $27,986,021 for the nine months ended September 30, 2016. The cost of revenue increased was mainly due to the increase of direct commission cost.

The gross profit for the nine months ended September 30, 2017 increased by $5,035,533 or 33%, to $20,338,625 compared to $15,303,092 for the nine months ended September 30, 2016. The gross profit ratio increased to 41% for the nine months ended September 30, 2017 from 35% for the nine months ended September 30, 2016. The increase in gross profit was primarily due to an increase in business promotion revenue from AIATW, and the cost of revenue increased accordingly.

Selling expenses

Selling expenses were mainly occurred in Law Broker, representing the expense for marketing promotion and selling related expense. The selling expense for the nine months ended September 30, 2017 decreased by $613,542 or 29%, to $1,481,423 compared to $2,094,965 for the nine months ended September 30, 2016. The decrease was mainly due to decreased advertising expense. The Company is already well known by the public in both Taiwan and China. In that case, we decided to reduce our advertising expenses for market promotion.

General and administrative expenses

The G&A expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the nine months ended September 30, 2017, G&A expenses were $10,714,341, increased by $1,378,326, or 15%, compared with $9,336,015 for the nine months ended September 30, 2016, which was mainly due to the increased number of branches, personnel costs China and the increased personnel costs, rent and pension in Taiwan.

Other income (expenses)

Net other income for the nine months ended September 30, 2017 was $689,250 and the net other income for the nine months ended September 30, 2016 was $352,475. Other income (expense) mainly consists of interest income, interest expenses, other income, dividend income and loss on disposal of property, plant and equipment. Compared with the nine months ended September 30, 2016, net other income increased due to the fluctuation of the exchange rate and interest income.

Income tax expense

For the nine months ended September 30, 2017, the income tax expense was $2,345,147, increased by $1,009,816, or 76%, compared with $1,335,331 for the nine months ended September 30, 2016. The increase was mainly due to the increased income before income tax for the nine months ended September 30, 2017 compared to that for the nine months ended September 30, 2016.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In addition, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

CU WFOE and the CAE in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by (used in) financing activities for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change	Percent
Net cash provided by operating activities	$6,137,729	$4,380,800	1,756,929	40%
Net cash used in investing activities	(16,065,111)	(29,919)	(16,035,192)	53595%
Net cash provided by (used in) financing activities	261,308	(387,538)	648,846	-167%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2017 was $6,137,729, significantly increased in comparison with $4,380,800 net cash provided by operating activities during nine months ended September 30, 2016. The increase was mainly due to the increase in net income.

Investing activities

Net cash used in investing activities was $16,065,111 during the nine months ended September 30, 2017, which is mainly due to net cash outflows from purchase of structured deposit, time deposits and marketable securities during the period. The net cash used in investing activities was $29,919 for the nine months ended September 30, 2016, which is mainly due to the net cash outflows from purchase of time deposits, property, plant and equipment and intangible assets during the period, which outweighed the maturities of time deposits.

Financing activities

Net cash provided by financing activities was $261,308 during the nine months ended September 30, 2017, which is the result of proceeds from the Company’s related party borrowings. The net cash used in financing activities was $387,538 for the nine months ended September 30, 2016, which is the result of repayment for the borrowings from the Company’s related parties and third parties.

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Ms. Lu: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Loan Receivable

On October 24, 2016, our Company entered into a loan agreement with a third party, RFL, which was incorporated under the laws of Samoa. We provided a short-term loan amount of NTD 48,000,000 ($1,486,846) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest are due on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend the loan to October 23, 2017. As of September 30, 2017, the outstanding balance of the loan receivable is NTD44,790,360($1,477,060). On November 1 and November 2, 2017, the Company received the interest payment of this loan amount of NTD 300,000 (approximately $9,800) and $23,832, respectively. The management has evaluated RFL's business operation and ability to repay the loan in the future and determine that RFL will be able to repay the loan per newly negotiated terms and assessed that there is no impairment loss on the loan. Therefore, the Company is willing to extend the payment period of RFL loan.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$401,775	$361,379
Due to Ms. Lu (Shareholder of Law Anhou)	225,411	-
Due to Xude Investment (Owned by Mr. ChwanHau Li)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,081	1,994
Due to Yuli Broker (Owned by Ms. Lee)	141	265
Due to Yuli Investment (Owned by Ms. Lee)	141	265
Due to I Health Management Corp*	17,313	3,724
Total	$646,862	$400,001

*25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise. 24% of Multiple Capital Enterprise’s shares are owned by the Company’s management level

The loan due to related parties bore no interest and were payable on demand.

Convertible bonds

On June 23, 2016, the Company has issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of September 30, 2017 and December 31, 2016, the Company has an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $3,000 and $9,000 for the three and nine months ended September 30, 2017.

Long-term loan

	September 30, 2017	December 31, 2016
Loan B, interest at 8%, maturity date May 15, 2019	$150,274	$144,015
Loan C, interest at 8%, maturity date July 20, 2019	115,711	110,892
Total long-term loans	$265,985	$254,907

On May 15, 2016, the Company’s contractually controlled affiliate in PRC, Law Anhou Insurance Agency Co., Ltd (“Anhou” or “Law Anhou”), entered into a loan agreement (“Loan B”) with a third party. The long-term Loan Agreement provided for a $150,274 loan to the Company. Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan C”) with a third party. The long-term Loan Agreement provided for a $115,711 loan to the Company. Loan C bears an interest rate of 8% per annum and interest is payable annually. The principal and the interest will be due on July 20, 2019.

The total interest expense for both Loan B and Loan C was $5,293 and $15,562 for the three and nine months ended September 30, 2017.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2017 and 2016 were $595,277 and $526,390, respectively. Rental expenses for the nine months ended September 30, 2017 and 2016 were $1,832,335 and $1,557,725, respectively. As of September 30, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending September 30, 2018	$2,049,071
Twelve months ending September 30, 2019	1,166,015
Twelve months ending September 30, 2020	245,873
Twelve months ending September 30, 2021	55,088
Twelve months ending September 30, 2022	17,687
Thereafter	-
Total	$3,553,734

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

On August 8, 2016, the Company and the selling shareholders of AHFL entered into a fourth Amendment to the Acquisition Agreement (the “Fourth Amendment”), pursuant to which: (A) the Third Amendment is terminated with immediate effect on August 8, 2016, and (B) Sections 2.2(iii) and (iv) of the Acquisition Agreement are amended and restated so that the Company is now obligated to: (iii) pay NTD15 million (USD475,406) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder’s name on Schedule I on or prior to March 31, 2017 or at any other time or in any other manner otherwise agreed upon by and among the parties; and (iv) pay NTD4,830,514 (USD153,097) to the Selling Shareholders in the amounts set forth opposite each Selling Shareholder’s name on Schedule I on July 21, 2016. Unless amended by the Fourth Amendment, any other provision of the Acquisition Agreement shall remain unchanged. On July 21, 2016, the Company arranged for the payment of NTD4,830,514 (USD153,097) to the Selling Shareholders. As a result, the former shareholders of AHFL no longer have the right to unwind the acquisition of AHFL by the Company. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth Amendment to the Acquisition Agreement (the “Fifth Amendment”), pursuant to which, on or prior to March 31, 2019, the Company agreed to distribute the cash payment in the amount of NTD15 million.

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

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Though Law Broker expects that none of the above-mentioned bonuses need to be paid prior to May 2019, it has recorded long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into an engagement agreement, which is the amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao’s pension calculation assumption and start date, and 2) the non-competition provision start date. As of September 30, 2017 and December 31, 2016, the balance of such accrued long-term liabilities was $175,191 and $77,440, respectively.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and nine months ended September 30, 2017, rent income were $141 and $421, respectively.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. For the three and nine months ended September 30, 2017, rent income were $141 and $421, respectively.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $42,000 (NTD1,275,000). For the nine months ended September 30, 2017, The Company had cost of revenue related to I Health amount of $13,269.

On December 7, 2016, the Company entered into an advisory agreement with Fuchang Li (“Mr. Li,” the Director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. The total advisory fee was approximately $58,000 (NTD1,800,000). The Company had general and administrative expense related to this advisory agreement amount of $13,619 and $42,998, respectively, for the three and nine months ended September 30, 2017.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex Biz Solution Limited. (“Apex,” was formerly known as Prime Technology Corp.), which has one of the same directors as Prime Financial Asia Ltd. Pursuant to this consulting agreement, the Company provided administrative operation consulting service to Apex from November 1, 2016 to December 31, 2021. As of and for the nine months ended September 30, 2017, the Company had account receivable and revenue amount of $17,274 and $33,874, respectively.

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

Interest Rate Sensitivity

As of September 30, 2017, we had cash of USD approximately $10,000, cash of RMB8,227,876 (equivalent to approximately $1,236,000), cash of HKD417,620(equivalent to approximately $53,000), and cash of NTD314,260,180 (equivalent to approximately $10,363,000). We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the nine months ended September 30, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on that evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of September 30, 2017, our disclosure controls and procedures were effective to ensure the information required to be disclosed by an issuer in the reports it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms relating to us, and was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives.

Changes in internal control over financial reporting

During the nine months ended September 30, 2017, there were no changes in our internal control over financial reporting identified in connection with the evaluation performed during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION.

Resignation of Officers

On August 30, October 2 and November 3, 2017, Mr. Te Yun Chiang, Mr. Wen Yuan Hsu and Mr. Tung-Chi Hsieh resigned as Chief Technology Officer, Chief Marketing Officer and Chief Operating Officer of the Company, respectively.

Though Mr. Chiang, Mr. Hsu and Mr. Hsieh held the titles of Chief Operating Officer, Chief Marketing Officer and Chief Technology Officer of the Company, respectively, before their resignations, they had not performed executive functions in the Company’s overall operations that may have been indicated by their respective titles. Their resignations will avoid ambiguity with respect to their duties and roles in the Company’s overall operations. There is no disagreement between the Company on the one hand, and Mr. Chiang, Mr. Hsieh and Mr. Hsu on the other hand, relating to the Company’s operations, policies and practices.

Subsequent to the resignations, Mr. Chiang will continue serving as the Manager of Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), Mr. Hsieh will continue serving as the Division Chief of Management of Jiangsu Law, and Mr. Hsu will continue serving as the General Manager of Sichuan Kangzhuang Insurance Agency Co., Ltd., all of which are the Company’s CAEs in the PRC. In view of the continuous expansion of these CAEs, Mr. Chiang, Mr. Hsieh and Mr. Hsu and the Company have agreed they should dedicate substantially all of their time and efforts to serve their managerial functions in such CAEs.

ITEM 6. EXHIBITS

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

China United Insurance Service, Inc.

Date: November 9, 2017	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2017	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

