Form 10-K
period 2017-12-31
China United Insurance Service, Inc.
filed 2018-03-15
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter was $120,755,943.

As of March 14, 2018, there were 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENT

On January 23, 2018, the Audit Committee of the Board of Directors of China United Insurance Service, Inc., based on the recommendations of the company’s management and after consultation with, Simon & Edward LLP, our independent registered public accounting firm, concluded that our consolidated financial statements as of and for the years ended December 31, 2016 and 2015, and as of and for each of the interim periods ended March 31, 2017, June 30, 2017 and September 31, 2017 should no longer be relied upon.

Within this report, we have included restated audited results as of and for the years ended December 31, 2016 and 2015, as well as restated unaudited condensed consolidated financial information for the quarterly periods as of and for the interim periods ended March 31, 2017, June 30, 2017 and September 31, 2017, which we refer to as the Restatement.  Our consolidated financial statements as of and for the years ended December 31, 2016 and 2015 included in this Annual Report on Form 10-K (the “Restated Audited Financial Statements”) have been restated from the consolidated financial statements included on our Annual Report on Form 10-K for the year ended December 31, 2016 and for the year ended December 31, 2015 (the “Original Audited Financial Statements”).

The Restatement corrects a material error related to the accounting for the acquisition of Genius Holdings Financial Limited (the “GHFL Acquisition”) in 2015 The GHFL Acquisition has been accounted for as the acquisition of a business but, upon further analysis, we have come to the conclusion that it would be more accurately accounted for as an asset acquisition. Our independent registered accounting firm has concurred with this revised approach.

The Company has determined that this change in accounting for the GHFL Acquisition had the impact set forth below as of and for the years ended December 31, 2015 and 2016 and for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017 (the “Restated Periods”) on the following key balance sheet and income statement line items included in the financial statements for each of the Restated Periods, which the Company believes are of particular significance for investors. Please note that the Key Balance Sheet Items in each of the Restated periods set forth below changed as a result of the restatement, while Key Statement of Operations and Other Comprehensive Income (Loss) Items were affected by the Restatement only with respect to 2015 results, all subsequent Restated Periods remaining unchanged.

Key Balance Sheet Items

Goodwill: Reported Goodwill as of the end of each annual and interim reporting period (December 31, 2015 and 2016 and March 31, 2017, June 30, 2017 and September 30, 2017) of $2,071,491 has been restated to total $31,651 as at each such date, representing a reduction of $2,039840 (or 98.5%).

Total Assets: Reported Total Assets as of December 31, 2015 of $39,401,816 has been restated to total $37,361,976 as at such date, representing a reduction of $2,039,840 (or 5.2%); while reported Total Assets as of December 31, 2016 of $51,407,543 has been restated to total $49,367,703 as at such date, representing a reduction of $2,039,840 (or 4.0%). Reported Total Assets as of March 31, 2017 of $49,227,142 has been restated to total $47,187,302 as at such date, representing a reduction of $2,039,840 (or 4.1%), reported Total Assets as of June 30, 2017 of $48,983,681 has been restated to total $46,943,841 as at such date, representing a reduction of $2,039,840 (or 4.2%); and reported Total Assets as of September 30, 2017 of $51,132,862 has been restated to total $49,093,022 as at such date, representing a reduction of $2,039,840 (or 4.0%).

Retained Earnings: Reported Retained Earnings as of December 31, 2015 of $1,808,665 has been restated to total $(231,175) as at such date, representing a reduction of $2,039,840 (or 112.8%); while reported Retained Earnings as of December 31, 2016 of $3,286,562 has been restated to total $1,246,722 as at such date, representing a reduction of $2,039,840 (or 61.2%). Reported Retained Earnings as of March 31, 2017 of $4,152,250 has been restated to total $2,112,410 as at such date, representing a reduction of $2,039,840 (or 49.1%), reported Retained Earnings as of June 30, 2017 of $5,804,053 has been restated to total $3,764,213 as at such date, representing a reduction of $2,039,840 (or 35.1%); and reported Retained Earnings as of September 30, 2017 of $6,663,807 has been restated to total $4,623,967 as at such date, representing a reduction of $2,039,840 (or 30.6%).

Stockholders’ Equity Attributable to Parent’s Shareholders: Reported Stockholders’ Equity Attributable to Parent’s Shareholders as of December 31, 2015 of $11,671,676 has been restated to total $9,631,836 as at such date, representing a reduction of $2,039,840 (or 17.5%); while reported Stockholders’ Equity Attributable to Parent’s Shareholders as of December 31, 2016 of $14,575,988 has been restated to total $12,536,148 as at such date, representing a reduction of $2,039,840 (or 14.0%). Reported Stockholders’ Equity Attributable to Parent’s Shareholders as of March 31, 2017 of $16,701,244 has been restated to total $14,661,404 as at such date, representing a reduction of $2,039,840 (or 12.2%), reported Stockholders’ Equity Attributable to Parent’s Shareholders as of June 30, 2017 of $18,721,318 has been restated to total $16,681,478 as at such date, representing a reduction of $2,039,840 (or 10.9%); and reported Stockholders’ Equity Attributable to Parent’s Shareholders as of September 30, 2017 of $20,077,289 has been restated to total $18,037,449 as at such date, representing a reduction of $2,039,840 (or 10.2%).

Key Statement of Operations and Other Comprehensive Income (Loss) Items

General and Administrative Expense: Reported General and Administrative Expense for the year ended December 31, 2015 of $12,675,171 has been restated to total $14,715,011, representing an increase of $2,039,840 (or 16.1%); while reported General and Administrative Expense or the year ended December 31, 2016 of $13,852,277 as restated remained unchanged as at such date. Reported General and Administrative Expense for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017 of $3,352,440, $7,006,304 and $10,714,341, respectively, as restated each remained unchanged as at such date.

Net Income (Loss): Reported Net Income for the year ended December 31, 2015 of $2,701,125 has been restated to total $661,285, representing a reduction of $2,039,840 (or 75.5%); while reported Net Income for the year ended December 31, 2016 of $5,019,583 as restated remained unchanged. Reported Net Income for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017 of $2,020,799, $4,509,827 and $6,486,964, respectively, as restated each remained unchanged as at such date.

Net Income (Loss) Attributable to Parent’s Shareholders: Reported Net Income (Loss) Attributable to Parent’s Shareholders for the year ended December 31, 2015 of $1,077,927 has been restated to total $(961,913), representing a reduction of $2,039,840 (or 189.2%); while reported Net Income for the year ended December 31, 2016 of $2,892,155 as restated remained unchanged. Reported Net Income Attributable to Parent’s Shareholders for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017 of $1,336,345, $3,324,733 and $4,632,380, respectively, as restated each remained unchanged as at such date.

Earnings per Share: Reported Earnings per Share (Basic) for the year ended December 31, 2015 of $0.037 has been restated to $(0.033); while reported Earnings per Share (Basic) for the year ended December 31, 2016 of $0.098 as restated remained unchanged as at such date. Reported Earnings per Share (Diluted) for the year ended December 31, 2015 of $0.035 has been restated to $(0.033); while reported Earnings per Share (Basic) for the year ended December 31, 2016 of $0.095 as restated remained unchanged as at such date. Reported Earnings per Share (Basic) and reported Earnings per Share (Diluted) for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017 of $0.045 and $0.044, $0.113 and 0.109, and 0.157 and $0.152, respectively, as restated each remained unchanged as at such date.

All applicable amounts relating to this Restatement have been reflected in the consolidated financial statements and disclosed in the notes to the consolidated financial statements in this 2017 Form 10-K. For discussion of the restatement adjustments, see Item 8 of Part II, “Financial Statements and Supplementary Data—Note 27—Restatement” and “Note 28—Quarterly Financial Data (Unaudited)”. Additionally, see Item 1A of Part I, “Risk Factors”, Item 6 of Part II, “Selected Financial Data”, and Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In addition, we have identified material weaknesses related to our internal control over financial reporting for the year ended December 31, 2017. Disclosure related to these matters are included in Part II, Item 9A of this Form 10-K.

We believe that presenting all of this information regarding the Restated Periods in this Annual Report allows investors to review all pertinent data in a single presentation. We have not filed amendments to (i) our Quarterly Reports on Form 10-Q for the three interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017 or for the comparable interim periods in 2015 or 2016, or (ii) our Annual Report on Form 10-K for the years ended December 31, 2015 or 2016 (collectively, the “Affected Reports”). Accordingly, investors should rely only on the financial information and other disclosures regarding the Restated Periods in this Annual Report on Form 10-K, and not on the Affected Reports or any reports, earnings releases or similar communications relating to those periods.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This annual report contains forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performances or achievements expressed or implied by the forward- looking statements. These risks and uncertainties include, but are not limited to, the factors described under Item 1 “Description of Business,” Item 1A “Risk Factors” and Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In some cases, you can identify forward- looking statements by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “would” and similar expressions intended to identify forward-looking statements. Forward-looking statements reflect our current views with respect to future events and are based on assumptions and subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements. In addition, you are invited to pay particular attention to the effect of the Restatement of our previously issued financial statements for the years ended December 31, 2015 and 2016 and each of the interim periods of 2017, as described in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 27—Restatement” and “Note 28—Quarterly Financial Data (Unaudited)” to the restated financial statements, and any claims, investigations, or proceedings arising as a result; and well as our ability to remediate the material weaknesses in our internal controls over financial reporting described in Item 9A of this Annual Report and our ability to maintain effective internal controls and procedures in the future.

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

PART I

ITEM 1. BUSINESS

Corporate History and Structure Overview

Our Company is a Delaware corporation organized on June 4, 2010 and was quoted on the OTCQB® Venture Market (“OTCQB”). We provide our customers life insurance and property and casualty insurance intermediary and related services. We operate our Taiwan business primarily through Law Insurance Broker Co., Ltd. (“Law Broker”) and our PRC business primarily through Law Anhou Insurance Agency Co., Ltd. (“Anhou”).

Law Broker

The history of our Company dates back to 1992, when Law Broker was established on October 9, 1992.

Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares and incorporated under the laws of Taiwan, holds 100% interest in Law Broker, a company limited by shares and incorporated under the laws of Taiwan on October 9, 1992. Law Enterprise used to operate another two subsidiaries during the past three fiscal years, namely Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares and incorporated under the laws of Taiwan on December 5, 1987, and Law Insurance Agent Co., Ltd., a company limited by shares and incorporated under the laws of Taiwan on June 3, 2000 (“Law Agent”, collectively with “Law Enterprise”, “Law Broker” and “Law Management”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”). As Law Management and Law Agent are not in active operation, they were dissolved on April 20, 2016 and April 12, 2016, respectively.

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

Acquisition of GHFL

Genius Holdings Financial Limited (“GHFL”) is a wholly owned subsidiary of AHFL. On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, being the selling shareholder of GHFL, entered into an acquisition agreement (the “GHFL Acquisition Agreement”). Pursuant to the GHFL Acquisition Agreement, our Company agreed to issue 352,166 fully paid and non-assessable shares of AHFL common stock (the “AHFL Shares”) together with a granted put option for 352,166 shares of common stock of our Company (the “Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the selling shareholder of GHFL would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. Mr. Chwan Hau Li was the sole shareholder of GHFL and he is a director and shareholder of our Company. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which, 352,166 shares of AHFL held by Mr. Chwan Hau Li were transferred back to our Company as the consideration for 352,166 shares of common stock of our Company, which were issued to Mr. Chwan Hau Li on April 29, 2015.

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

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”), a wholly owned subsidiary of Anhou, was established with limited liability on September 4, 2006 in Sichuan province of the PRC. On September 6, 2010, shareholders of Sichuan Kangzhuang transferred their interest in Sichuan Kangzhuang to Anhou for an aggregate consideration of RMB532,622. For the purpose of procuring certain economic benefits and enabling a centralized control over the business operations in Sichuan province, the Company commenced the dissolution process of Sichuan Kangzhuang, a wholly owned subsidiary of Anhou and set up a branch office of Anhou in Sichuan province. Accordingly, Sichuan Kangzhuang had filed a dissolution application to the local Bureau of Administration and Commerce and made a public announcement published in local newspaper in October 2017. On June 22, 2017, the Sichuan Branch of Anhou obtained its business license to conduct insurance agency business. As of this date, Sichuan Kangzhuang is undergoing tax closure procedure, which involves multiple rounds of communication with the relevant tax authorities before obtaining the official approval for tax deregistration. Mr. Wen Yuan Hsu, the general manger of Sichuan Kangzhuang is the general manager of the Sichuan branch office of Anhou.

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), a wholly owned subsidiary of Anhou, was established with limited liability on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is licensed to provide insurance brokerage services. On September 28, 2010, Anhou and the shareholders of Jiangsu Law entered into an equity transfer agreements. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institution, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10,000,000 on or prior to October 1, 2012, the CIRC or its local counterpart, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Anhou invested RMB4.82 million in Jiangsu Law to increase the registered capital to RMB10 million.

Our Consolidated Affiliated Entities

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through Anhou, Sichuan Kangzhuang and Jiangsu Law (collectively, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”). We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (defined as below), we effectively control, and are able to derive substantial economic benefits from, these Consolidated Affiliated Entities. On January 19, 2015, the Ministry of Commerce of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, however, how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities, is not entirely clear. See “Risks Related to Our Corporate Structure in the PRC”.

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services in China are operated. These VIE Agreements that give us effective control over our Consolidated Affiliated Entities in China and allow us to consolidate the financial results of our Consolidated Affiliated Entities in our financial statements.

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

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement (the “Cooperation Agreement”) between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. Anhou has been paying service fees according to the Cooperation Agreement, but has not paid any dividend to CU WFOE to date. As of December 31, 2017, Anhou was operating at a profit, but since Anhou remains a growing company that requires financial resources to support further expansion, the dividend payment will be decided later on depending on the financial circumstances. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. For the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and PFAL, respectively. For the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and PFAL, respectively. For the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenues in our consolidated financial statements were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and PFAL, respectively. Revenues in our consolidated financial statements are composed of commissions earned from insurance companies according to the terms of each insurance company service agreement, as well as revenues earned in association with the Strategic Alliance Agreement with AIATW.

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

2017 Long Term Incentive Plan

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2017.

The following flow chart illustrates our Company’s organizational structure as of March 14, 2018:

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

Law Broker and Anhou are compensated primarily by commissions and fees paid by insurance companies, typically based on a percentage of the premium paid by the insured or a percentage of the amount recovered from insurance companies. Commission and fee rates generally depend on the type of insurance products, the particular insurance company.

Life Insurance Products

Law Broker

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker in the 2017 fiscal year was approximately $55.96 million, accounted for approximately 93.43% of Law Broker’s total net revenues and approximately 76.81% of our total net revenues for the fiscal year ended December 31, 2017, respectively.

•	Individual Whole Life Insurance. The individual whole life insurance products Law Broker distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Law Broker distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products Law Broker distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to illness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Accidental Injury Insurance. The accidental injury insurance products Law Broker distributes provide benefits when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will.

•	Investment-Oriented Insurance. The investment-oriented insurance products Law Broker distributes are market linked insurance plans which also provide life coverage, combining advantages of investment and protection. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market conditions. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, investment-oriented insurance policies are categorized into two broad categories: (1) the death benefit is equal to the higher of insured amount or fund value; (2) the death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Insurance Commodities. The foreign currency insurance commodities Law Broker distributes are life insurance policies in which policy benefits are paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.

•	Travel Accident Insurance. The travel accident insurance products Law Broker distributes provide accident coverage for accidental death and dismemberment and other travel injuries. The premium is based on the number of travel days and the insured amount.

The life insurance products Law Broker distributed in the fiscal year ending December 31, 2017 were primarily underwritten by, in alphabetical order, AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc. accounted for approximately 25.41%, 12.45%, and 11.18% of our total net revenues in the fiscal year ending December 31, 2017, respectively.

Anhou

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products in the 2017 fiscal year was approximately 9.67 million, accounted for approximately 92.33% of Anhou’s total net revenues and approximately 13.27% of our total net revenues for the fiscal year ending December 31, 2017, respectively.

•	Individual Whole Life Insurance. The individual whole life insurance products Anhou distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products Anhou distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Endowment Life Insurance. The individual endowment products Anhou distributes generally provide maturity benefits if the insured reaches a specified age, and provide to a beneficiary designated by the insured guaranteed benefits upon the death of the insured within the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period, generally ranging from five to 25 years.

•	Individual Annuity Insurance. The individual annuity insurance products Anhou distributes provide annual benefit payments after the insured attains a certain age, or for a fixed time period, and provide a lump payment at the end of the coverage period. In addition, the beneficiary designated in the annuity contract will receive guaranteed benefits upon the death of the insured during the coverage period. In return, the purchaser of the annuity products makes periodic payment of premiums during a pre-determined accumulation period.

•	Individual Health Insurance. The individual health insurance products Anhou distributes primarily consist of critical illness insurance products, which provide guaranteed benefits for specified critical illnesses during the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

The life insurance products Anhou distributed in the fiscal year ending December 31, 2017 were primarily underwritten by, in alphabetical order, Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Taikang Life Insurance Company. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2017.

In addition to the periodic premium payment schedules described above, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once Anhou or Law Broker sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustainable growth of life insurance sales in China and Taiwan, we have focused significant resources ever since the inception of Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continue to be our primary source of revenue in the next several years.

Property and Casualty Insurance Products

Law Broker

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance, and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products in the 2017 fiscal year was approximately $3.93 million, accounted for approximately 6.57% of Law Broker’s total net revenues and approximately 5.40% of our total net revenues in the fiscal year ending December 31, 2017, respectively.

The property and casualty insurance products Law Broker distributes can be further classified into the following categories:

•	Automobile Insurance. Law Broker distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Law Broker sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Law Broker also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Law Broker distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Casualty Insurance. The casualty insurance Law Broker distributes are primarily designed to insure any losses or damages to properties caused by direct accidents. The policy period is usually one year and the premium is generally calculated based on the insured amount.

•	Liability Insurance. The liability insurance Law Broker distributes are primarily designed to protect an individual or business from the risk that they may be sued and held legally liable for something such as malpractice, injury or negligence. The policy period is usually one year and the premium is generally calculated based on the insured amount.

The property and casualty insurance products Law Broker distributed in the fiscal year ending December 31, 2017 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., Hotai Insurance Co., Ltd., Shinkong Insurance Co., Ltd., TLG Insurance Co., Ltd. and Union Insurance Company. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2017.

Anhou

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and had developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Anhou in the 2017 fiscal year was approximately $0.8 million, accounted for approximately 7.67% of Anhou’s total net revenues and approximately 1.10% of our total net revenues for the fiscal year ending December 31, 2017.

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

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2017 were primarily underwritten by, in alphabetical order, China Life Property and Casualty Insurance Co., Ltd., China Pacific (Group) Co., Ltd., Huatai P&C Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., and Tianan Property Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2017.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within the in Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW was required to pay AHFL an execution fee of $8,326,700 (NT$ 250,000,000) to be recorded as revenue upon fulfilling sales target over the next five years. As of September 23, 2013, AHFL had received $8,326,700 (NT$250,000,000) from AIATW under the Alliance Agreement. Pursuant to the Alliance Agreement, AHFL was entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio. The execution fee may be required to be recalculated if certain performance targets are not met by AHFL.

On September 30, 2014, AHFL entered into an Amendment to Strategic Alliance Agreement (the “First Amendment to Alliance Agreement”) with AIATW. Pursuant to the First Amendment to Alliance Agreement, the expiration date of the Alliance Agreement was extended from May 31, 2018 to December 31, 2020. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, including the downward adjustment of the performance targets as well as the mechanism and formula calculating the execution fee to be refunded, if any.

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Second Amendment to Alliance Agreement”) with AIATW to further revise certain provisions in the Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW.

Pursuant to the Second Amendment to Alliance Agreement, the expiration date of the Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Alliance Agreement during the period from October 1, 2014 to December 31, 2015 was suspended. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of execution fees. On March 15, 2016, AHFL unilaterally issued a confirmation letter to AIATW  (the “2016 Letter”), where it emphasized its commitment to achieve certain sales targets within a specific time frame and covenanted to refund a certain portion of execution fees calculated based on the formula therein upon failure to achieve such sales target, as applicable.

On June 14, 2017, AHFL entered into an Amendment 3 (the “Third Amendment”) to the Alliance Agreement with AIATW to further revise certain provisions in the Alliance Agreement and the previous amendments to the Alliance Agreement entered into by and between AHFL and AIATW.

Pursuant to the Third Amendment, except for the first contract year (April 15, 2013 to September 30, 2014), the sales targets for the remaining contract term under the Alliance Agreement shall be changed by reference to (i) the amount of the value of new business (“VONB”) and (ii) the 13-month persistency ratio as set forth therein, provided that to the extent any underlying insurance contract is revoked, invalid or terminated and premiums is refunded to such policyholder, the amount of the related VONB shall be correspondingly reduced. Both AHFL and AIATW agreed to calculate the business promotion fees (equivalent to the “execution fee” referred above) to be returned in case of failure to achieve the sales targets or the fees to be increased in case of exceeding the sales targets, as the case may be, based on two formulas specified in the Third Amendment. The primary factor under formula one focuses on the annual and/or accumulated achievement rate(s), while the primary factor under formula two focuses on the 13-month persistency ratio(s), subject to terms and conditions therein. The expanded scope of services to be provided by AHFL to AIATW as set forth in Section 4 of New Second Amendment is removed under the Third Amendment as well.

On June 14, 2017, with AIATW's consent, the 2016 Letter was revoked in order to conform to the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in the Third Amendment.

Online Business

In recent years, the online insurance business has experienced rapid growth. Many insurance companies, portal websites and professional insurance intermediaries have begun launching its e-commerce platforms, providing real-time information to consumers and allowing consumers to directly complete transactions online. Law Broker began developing its online platform in 2016, and became the first brokerage company to receive formal approval from the Financial Supervisory Commission  of Taiwan (“FSC”) to commence online business on May 9, 2016. The platform, SARAcares (website: https://www.saracares.com.tw), was launched on January 26, 2017. It offers a broad range of insurance products underwritten by multiple insurance companies, policy comparison features, and post-sale services that are backed by our online service staffs and nationwide sales network. As required by the relevant laws and regulations regarding e-commerce provided by the FSC, Law Broker obtained the ISO 27001 certification of Information Security Management System (ISMS) and BS 10012 certification of Personal Information Management System on June 20, 2017. Our online business in Taiwan is still at a nascent stage with the majority of the sales still being completed by off-line agents.

Unified Operating Platform

Law Broker has self-constructed a Unified Operating Platform, an information technology infrastructure that serves to enhance operational, sales processes, and administrative efficiency. Since Law Broker’s establishment in 1992, it has successfully implemented the following components of its operating platform across its branch offices in Taiwan through a hub center located in Taipei:

•	A centralized client and insurance policy management and analysis system, which encompasses our life insurance unit and property and casualty insurance unit, that will better support business operations and facilitate risk control;

•	A centralized client relations management system, that manages and analyzes client interactions to drive sales growth;

•	An integrated administrative and information system, that increases the management efficiency among the subsidiaries, branches and sales departments;

•	A centralized and computerized accounting and financial management system, that improves the efficiency of commission distribution and enforcement;

•	A human resources management and performance tracking system; and

•	An e-training system to provide online trainings to sales professionals.

The Unified Operating Platform has proved to be an efficient and streamlined operating system which has contribute to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 30 sales and service outlets (including the headquarters) across Taiwan and 2,609 employees and insurance sales professionals as of December 31, 2017.

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

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1992, it has devoted substantial resources to building up its distribution and service network. Law Broker currently has 30 sales and service outlets spread across Taiwan (including the headquarters), among which, 10 are located in the northern region, 13 are located in the central region, 5 are located in the southern region and 2 are located in the eastern region. As of December 31, 2017, Law Broker had 2,414 sales professionals and 195 administrative staff members.

The following table sets forth some additional information of Law Broker’s distribution and service network by region as of December 31, 2017:

Region	Number of Sales and Service Outlets	Number of Sales Professionals
Northern region (including the headquarter)	10	703
Southern region	5	507
Central region	13	1,162
Eastern region	2	42
Total	30	2414

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are independent contractors, not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu, Sichuan, Fujian, Guangdong, Yunnan. As of December 31, 2017, Anhou had two insurance agencies and one insurance brokerage firm, with 2,715 sales professionals and 116 administrative staff members operating across 43 cities within these six provinces.

The following table sets forth some additional information of Anhou’s distribution and service network by province as of December 31, 2017:

Province	Number of Sales and Service Outlets	Number of Sales Agents
Henan	30	1,536
Sichuan	7	572
Jiangsu	3	392
Fujian	1	203
Guangdong	1	12
Yunnan	1	-
Total	43	2,715

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are independent contractors, not its employees.

Customers

As of December 31, 2017, Law Broker had approximately 545,292 customers, among which approximately 81.6% purchased life insurance products and approximately 18.4% purchased property and casualty insurance products from Law Broker.

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

As of December 31, 2017, Anhou had 47,257 customers, among which 99% purchased life insurance products and 1% purchased property and casualty insurance products from Anhou.

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

Insurance Company Partners

We are selective in terms of choosing insurance companies as our partners. We take into consideration a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. During years of operation, both Law Broker and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively, as of December 31, 2017, Law Broker had established business relationships with 23 insurance companies in Taiwan and Anhou had established business relationships with 34 insurance companies in China.

In the fiscal year ended December 31, 2017, Law Broker’s major insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were AIATW, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., accounted for approximately 25.41%, 12.45% and 11.18% of the Company’s total net revenues for the year ended December 31, 2017, respectively.

In the fiscal year ended December 31, 2017, Anhou’s major insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Taikang Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2017.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 30 sales and service outlets (including the headquarters) and 2,414 sales professionals and 195 administrative staff members spread over the four regions of Taiwan as of December 31, 2017. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd.

Awards and Recognitions

Through years of operation, Law Broker has been recognized by various organizations and government entities for its best practices in the industry. Especially noteworthy is the “Taiwan Insurance Excellence Award”, the highest acclaim in the Taiwan insurance industry, co-sponsored by the Taiwan Insurance Institute, FSC and Taiwan Consumer Protection Committee.

Year of Award	Award/Recognition
2017………….	Seventh Taiwan Insurance Excellence Award
Excellence in Talent Training Award–Gold Medal
Excellence in Corporate Social Responsibility Award–Silver Medal
Excellence in Digital Application Award–Silver Medal
Excellence in Customer Service–Silver Medal
2015………….	Sixth Taiwan Insurance Excellence Award Excellence in Talent Training Award–Silver Medal Excellence in Customer Service–Silver Medal
2013………….	Fifth Taiwan Insurance Excellence Award Excellence in Digital Application Award–Gold Medal Excellence in Talent Training Award–Silver Medal Excellence in Customer Service–Silver Medal
2011………….	Fourth Taiwan Insurance Excellence Award Excellence in Talent Training Award Excellence in Customer Service
2009………….	Third Taiwan Insurance Excellence Award Excellence in Talent Training Award Excellence in E-Commerce Excellence in Customer Service–Nomination
2007………….	Second Taiwan Insurance Excellence Award Excellence in Talent Training Award Excellence in Corporate Social Responsibility–Merit Award
2005………….	First Taiwan Insurance Excellence Award Talent Training Excellence Award

During the past 14 years, Anhou has expanded its business across 43 cities within Henan, Sichuan, Jiangsu, Fujian, Guangdong and Yunnan provinces with 2,715 sales professionals and 116 administrative staff members. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch office across the PRC to carry out the insurance agency business with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

With the promulgation and implementation of the above-mentioned regulations, we expect a better regulated insurance agency market in China with orderly competition and pursuit for professional excellence, which will accentuate our competitive advantage due to our continuous commitment to quality service. On October 24, 2013, Anhou increased its registered capital to RMB50 million. We believe that we will be in a better position to obtain the full support expressly provided in the 2013 Notice from the local CIRC on our expansion strategy nationwide.

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

the logo of Blue Magpie (藍鵲), under the registration number 01462329, with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Law (錠嵂) under the registration number 01462328, with a 10-year validity from June 16, 2011 to June 15, 2021;

the logo of Law (錠嵂) under the registration number 01611772, with a 10-year validity from December 1, 2013 to November 30, 2023;

the logo of Bao Xian Tong and INS under the registration number 01580261 , with a 10-year validity from May 16, 2013 to May 15, 2023; and

the logo of Magpie Baby under the registration number 01518573 , with a 10-year validity from May 16, 2012 to May 15, 2022.

the logo of Magpie Baby 2.0 under the registration number 01763557, with a 10 year validity from April 1, 2016 to March 31, 2026; and

the logo of SARACARES under the registration number 01876419 , with a 10 year validity from October 16, 2017 to October 15, 2027

Law Broker has the following registered trademarks in Taiwan. All of the trademarks will be renewed for another 10-year before their respective expiry:

the logo of Blue Magpie Cycling Team Fleet, under the registration number 01340567, with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Law Insurance Broker under the registration 01340565 , , with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Law Blue Magpie under the registration number 01340566, with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Symbiosis, Co-cultivation Co-Prosperity and Law Blue Magpie Picture under the registration number 01317020, with a 10-year validity from July 1, 2008 to June 30, 2018;

the logo of Education Training Blue Magpie under the registration number 01313467, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Cartoon Blue Magpie under the registration number 01313464, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Little Blue Magpie under the registration number 01313468, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Triumph Blue Magpie under the registration number 01313465, with a 10-year validity from June 1, 2008 to May 31, 2018;

the logo of Blue Magpie Fleet Picture under the registration number 01310350 , with a 10-year validity from May 1, 2008 to April 30, 2018; and

the logo of Fighting Blue Magpie under the registration number 01313466, with a 10-year validity from June 1, 2008 to May 31, 2018.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Segments

The Company currently operates as three reporting segments. Revenues, net income and total assets can be found in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Employees

As of December 31, 2017, Law Broker has a total of 195 full-time employees and Anhou has 116 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

Regulation

Taiwan Regulations of the Insurance Industry

The insurance industry in Taiwan is highly regulated. The FSC, is the regulatory authority responsible for the supervision of the insurance industry in Taiwan. Insurance activities undertaken within Taiwan are primarily governed by the Insurance Law and the related rules and regulations.

Insurance Law

The current principal regulation governing insurance in Taiwan is the Insurance Law, most recently amended on January 31, 2018 by Legislative Yuan, which provided the basic framework for regulating the insurance industry.

The Insurance Law defines several participants in the insurance industry, such as insurer, insurance agency, insurance brokerage and insurance adjustor. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance businesses and life insurance businesses. The Insurance Law distinguishes insurance between fire disaster, marine, land and air, liability, surety, and other casualty and property insurance businesses on the one hand, and life insurance, health insurance, casualty insurance and annuity businesses on the other. Unless permitted by the FSC, insurance companies are not allowed to engage in both types of insurance businesses.

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

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Regulations Governing Insurance Brokers last amended on June 27, 2017 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

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

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on April 6, 2017 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs to unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) passed the salesperson qualification examination held by relevant associations; or (2) have a valid the registration certificate. Once the salespersons passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start attracting insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damage caused by its salesperson.

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

Taiwan Regulation on Foreign Investment

The current principal regulation governing foreign investment is Statute For Investment By Foreign Nationals latest amended on November 19, 1997 (the “Investment Statute”). Under the Investment Statute, investment refers to any activities involving (1) holding share capital of a company incorporated in Taiwan; (2) establishing branches, wholly-owned or partnership enterprises in Taiwan; or (3) providing more than one-year term loan to the above-mentioned investee enterprises. The authority in charge of foreign investment is Ministry of Economic Affairs of Republic of China. The industries in Taiwan are categorized into permitted, restricted and prohibited foreign investment areas. Investors may apply for settlement of exchange in accordance with the annual yield of their investment or the allocation of surplus.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

·	Income Tax Law, latest amended on February 7, 2018;

·	The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;

·	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and

·	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on May 1, 2017.

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$60,000 per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000. Any income beyond such exemption threshold is subject to 20% tax rate on its taxable income.

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

On September 17, 2015, CIRC issued Opinions on Deepening the Reformation of Insurance Intermediary Market (the “Reformation Opinions”), pursuant to which, CIRC will take further actions to simplify unnecessary administrative procedures, among which, the elimination of 8 administrative approvals, including the cancellation of previously required qualification certificate for insurance salesperson, the previously required approval for the split, merger, organizational change, set-up of branch office and exit of insurance agency and brokerage company. CIRC will also focus on (i) improving management over entry into and exit from insurance intermediary market and setting up a multilayered service system; (ii) encouraging and pushing forward reformation and innovation to improve intermediary service; (iii) strengthening self-management and supervision and promoting the improvement of industrial quality; (iv) placing stronger supervision and management and improving the comprehensive administrative efficiency; (v) focusing more on organizational construction and industrial self-control; and (vi) consummating information disclosure system and making better use of social supervision.

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

On February 9, 2018, the CIRC issued the Provisions on the Regulation of Insurance Brokers (the “Provisions”), effective as of May 1, 2018. With a total of 109 articles in eight chapters, the Provisions highlight the improved market access and exit, the effective management of matters no long requiring licensing, the promotion of specialized and well-regulated operations, and the increased protection of consumers’ rights and interests. In particular, the Provisions make adjustments to optimize licensing procedures for insurance brokerage and tighten examination of shareholders of insurance brokerage firms; also, the Provisions set forth explicit requirements in respect of the source of capital contributed by shareholders, custodian of the registered capital, corporate governance and internal control, and information system, and standardize the requirements on qualifications of senior executives in brokerage firms.

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

PRC Regulations on Foreign Exchange

Foreign Currency Exchange

Foreign exchange regulation in China is primarily governed by the following rules:

·	Foreign Currency Administration Rules (2008 Revision), as amended or revised, or the Exchange Rules; and

·	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), as amended or revised, or the Administration Rules.

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

PRC Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

·	Wholly Foreign-Owned Enterprise Law (2016), as amended or revised; and

·	Wholly Foreign-Owned Enterprise Law Implementing Rules (2016 Revision), as amended or revised.

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

As of December 31, 2017, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

Risks Relating to Our Business

We have restated our prior consolidated financial statements, which may lead to additional risks and uncertainties.

This Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2017, includes restatement of our previously filed consolidated financial statements and the related consolidated statements of operations, shareholders' equity and cash flows as of and for the fiscal years ended December 31, 2016 and 2017, as well as restated unaudited condensed consolidated financial information as of and for the interim periods ended March 31, 2017, June 30, 2017 and September 30, 2017. The determination to restate these financial statements was made by our Audit Committee upon management's recommendation. As a result of these events, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the restatement. Likewise, such events might cause a diversion of our management's time and attention.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, adversely affect our ability to report our financial conditions and results of operations in a timely and accurate manner, result in material misstatements in our financial statements and cause current and potential shareholders to lose confidence in our financial reporting, which in turn could adversely affect the trading price of our common stocks.

We have concluded that there are material weaknesses in our internal control over financial reporting, such as 1) the process to hire qualified employees who have proficient knowledge of US GAAP, and can identify unusual transactions timely and appropriately assessed for financial report impact was not maintained, 2) the structure, authority, and responsibilities to ensure the objective of internal control over financial reporting were adequately achieved was not maintained, and 3) the design of our internal control did not include a precise review of the completeness of the bonus revenue at the period end. These material weaknesses resulted in material misstatements of our historical financial statements, which necessitated a restatement of our consolidated financial statements for the years ended December 31, 2015 and 2016 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2017. Disclosure related to the restatement adjustment are included in Part II, Item 8, Note 27 and 28 of this From 10-K.

Under standards established by the Public Company Accounting Oversight Board (“PCAOB”), a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The existence of this issue could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weaknesses noted above. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies. Also, see Item 9A in Part II of this Form 10-K. We expect to incur additional costs remediating these material weaknesses.

Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take, and our measure may not prove to be successful in remediating these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses or significant deficiencies in our internal control over financial reporting are discovered or occurred in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. In addition, if we are unable to successfully remediate these material weaknesses and if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected.

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

On February 9, 2018, the CIRC issued the Provisions on the Regulation of Insurance Brokers (the “Provisions”), effective as of May 1, 2018. As an insurance broker, Jiangsu Law, may potentially be impacted by the Provisions, given that the Provisions grant regulatory authorities greater discretionary power over approval of license renewal request, which may increase the risk of non-renewal.

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

Our revenues are highly concentrated in a few select markets, including Taiwan and PRC. Net revenues generated from sales to customers in Taiwan and PRC, in the aggregate, accounted for approximately 100% of the Company’s net revenues for the years ended December 31, 2017 and 2016, respectively. As a result of the concentration of our revenues in these markets, economic downturns, changes in governmental policies and increased competition in these markets could have a material and disproportionate impact on our revenues, operating results, business and prospects.

If we fail to attract and retain productive sales professionals or agents, our business could suffer.

Our entire sales of life, property and casualty insurance products are conducted through our individual sales professionals or agents, who are independent contractors, not our employees. Some of these sales professionals or sales agents are significantly more productive than others in generating sales. If we are unable to attract and retain the core group of highly productive sales professionals or sales agents, our business could be materially and adversely affected. Competition for sales personnel from insurance companies and other insurance intermediaries may also force us to increase the compensation of our sales professionals or sales agents, which would increase operating costs and reduce our profitability.

Our business and prospects could be materially and adversely affected if we are not able to manage our growth successfully.

Law Broker commenced its insurance intermediary business in 1992. During the past two decades, Law Broker has expanded its distribution and service networks across Taiwan, with 30 sales and service outlets (including the headquarters) and 2,609 employees and sales professionals as of December 31, 2017. Anhou commenced its insurance intermediary business in 2003 and has expanded its operations substantially in recent years. Anhou’s distribution and service networks expanded from one company in one province to two insurance agencies and one brokerage in six provinces and 43 service outlets as of December 31, 2017. Meanwhile, we broadened our service offerings from the distribution of only life insurance products to cover a wide variety of property and casualty insurance and automobile insurance products. We anticipate continued growth in the future through multiple means. Our expansion has placed, and will continue to place, substantial demands on our managerial, operational, technological and other resources. To manage and support our continued growth, we must continue to improve our operational, administrative, financial and technological systems, procedures and controls, and expand, train and manage our growing employee and agent base. Furthermore, our management will be required to maintain and expand our relationships with insurance companies, other insurance intermediaries, regulators and other third parties. We cannot assure you that our current and planned personnel, systems, procedures and controls will be adequate to support our future operations. Any failure to effectively and efficiently manage our expansion could materially and adversely affect our ability to capitalize on new business opportunities, which in turn could have a material adverse effect on our results of operations.

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

In the fiscal year ended December 31, 2017, Law Broker’s major insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were AIATW, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc. accounted for approximately 25.41%, 12.45%, and 11.18% of our total net revenues in the fiscal year ending December 31, 2017, respectively.

In the fiscal year ended December 31, 2017, Anhou’s major insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Taikang Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2017.

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

Our future success depends heavily upon the continuing services of the members of our senior management team and other key personnel, in particular Mr. Yi Hsiao Mao, the Chief Executive Officer, Ms. Yung Chi Chuang, the Chief Financial Officer. If one or more of our senior executives or other key personnel, are unable or unwilling to continue in their present positions, we may not be able to replace them easily, or at all. As such, our business may be disrupted and our financial condition and results of operations may be materially and adversely affected. Competition for senior management and key personnel is intense, the pool of qualified candidates is very limited, and we may not be able to retain the services of our senior executives or key personnel, or attract and retain high-quality senior executives or key personnel in the future. As is customary in the PRC and Taiwan, we do not have insurance coverage for the loss of our senior management team or other key personnel.

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

Sales professionals or sales agent and employee misconduct could result in violations of law by us, regulatory sanctions, litigation or serious reputational or financial harm. Misconduct could include:

·	making misrepresentation when marketing or selling insurance products to customers;

·	hindering insurance applicants from making full and accurate mandatory disclosures or inducing applicants into making misrepresentations;

·	hiding or falsifying material information in relation to the insurance contracts;

·	fabricating or altering insurance contracts without authorization from relevant parties, selling false policies, or providing false documents on behalf of the applicants;

·	falsifying insurance agency business or fraudulently returning insurance policies to obtain commissions;

·	colluding with applicants, insured, or beneficiaries to obtain insurance benefits;

·	engaging in false claims; or

·	otherwise not complying with laws and regulations or our control policies or procedures.

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

All of Law Broker’s personnel who engage in insurance agency and brokering are required under relevant Taiwan regulations to obtain a registration certificate. To obtain the registration certificate, the sale professionals have to pass the insurance sales professionals qualification test sponsored by the Life Insurance Association of the Republic of China or Property Insurance Association of the Republic of China (collectively the “Associations”, each a “Association”). Once the applicants passed such test, the Associations will notify Law Broker of those applicants who passed the test and Law Broker is obligated to issue the registration certificate to them. The registration certificate is valid for five years and the holder shall renew the registration certificate prior to its expiration date. See “Corporate History and Structure —Regulation.” As of December 31, 2017, all of Law Broker’s sales professionals had received and held a valid registration certificate.

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

The affiliates of our Company hold 100% of our Company’s outstanding preferred shares, approximately 31.4% of our Company’s outstanding common shares, and approximately 44.6% of the voting power of our Company as of March 14, 2017 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, our Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our board of directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of our Company’s affiliates may not always coincide with the interests of our other shareholders and as such our Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

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

Our contractual arrangements with Anhou and its shareholders enable us to:

·	exercise effective control over Anhou and its subsidiaries;

·	receive a substantial portion of the economic benefits of Anhou and its subsidiaries in consideration for the services provided by our wholly- owned subsidiary in China; and

·	have an exclusive option to purchase all or part of the equity interests in Anhou when and to the extent permitted by PRC law.

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

If we, our Consolidated Affiliated Entity, Anhou or any of the existing and future subsidiaries of Anhou are found to be in violation of any existing or future PRC laws or regulations, or fail to obtain or maintain any of the required permits or approvals, the relevant PRC regulatory authorities, including the CIRC, will have broad discretion in dealing with such violations, including:

·	revoking the business and operating licenses of our PRC subsidiary and Consolidated Affiliated Entities;

·	restricting or prohibiting any related-party transactions among our PRC subsidiary and Consolidated Affiliated Entities;

·	imposing fines or other requirements with which we, our PRC subsidiary or our Consolidated Affiliated Entities may not be able to comply;

·	requiring us, our PRC subsidiary or our Consolidated Affiliated Entities to restructure the relevant ownership structure or operations; or

·	restricting or prohibiting us from providing additional funding for our business and operations in China.

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

Though subsequent to PRC’s accession to WTO, the restrictions on foreign investment in insurance intermediaries have been relaxed, except those on qualifications as well as capital requirement of the investors, the interpretations of local counterparts of CIRC have not been clear and consistent, especially on the proportion of foreign investment. We rely on contractual arrangements with Anhou to operate our business in China. If we had direct ownership of Anhou and its subsidiaries, we would be able to exercise our rights as a shareholder to effect changes in the board of directors of Anhou and its subsidiaries, which in turn could effect changes, subject to any applicable fiduciary obligations, at the management level. However, under the current contractual arrangements, we rely on Anhou and its shareholders’ performance of their contractual obligations to exercise effective control. In addition, our contractual arrangements generally have a term of ten-year with an automatic extension of another ten-year term unless our PRC subsidiary, CU WFOE, determines otherwise. Though neither Anhou nor its shareholders has any right under these agreements to terminate such agreements prior to the expiration date, we may not be able to strictly enforce these agreements in case they choose to do so, due to the uncertainty associated with PRC government’s determination on the validity of these contractual arrangements or the lack of assets enforceable outside PRC. Certain affiliates of our Company are also directors and executive officers of our Consolidated Affiliated Entities.In addition, though Anhou is under the effective control of CU WFOE through these contractual arrangements, the shareholders and officers of Anhou may not act in the best interests of our company or may not perform their obligations under these agreements, including the obligation to renew these agreements when their initial ten-year term expires. Furthermore, as all of Anhou’s assets are located in China, if Anhou or its shareholders determine to terminate the VIE Agreements, the unaffiliated investors will have little or no recourse against them. Such risks exist throughout the period in which we intend to operate our business through the contractual arrangements with Anhou. Therefore, these contractual arrangements may not be as effective as direct ownership in providing us with control over these Consolidated Affiliated Entities.

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

Under PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities. Since both of CU WFOE and Anhou are under our common control, either under direct ownership or through contractual arrangements, and certain our officers and directors used to be and are currently the employees of Anhou and its subsidiaries, the VIE Agreements are likely to be deemed as arrangements between related parties. In addition, CU WFOE has been granted substantial unilateral right under the VIE Agreements. We could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements between our PRC subsidiary and Anhou are not on an arm’s-length basis and adjust the income of Anhou in the form of a transfer pricing adjustment, where the relevant PRC tax authorities may, in their discretion, disregard the tax filing of Anhou and impose a different tax amount payable by Anhou. A transfer pricing adjustment could among other things, result in a reduction, for PRC tax purposes, of expense deductions recorded by Anhou, which could in turn increase their respective tax liabilities. Moreover, the PRC tax authorities may impose interest and other penalties on Anhou for underpayment of taxes. Though we have not encountered any challenge or transfer pricing adjustment by the PRC tax authorities so far, we could not assure you that the PRC tax authorities will not do so in the future. Our consolidated net income may be materially and adversely affected by the occurrence of any of the foregoing.

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

Currently, Law Broker’s principal regulator is the FSC, which was formed on July 1, 2004 in accordance with the Financial Supervisory Organization Act, which was intended to grant regulatory authority over the Taiwan insurance industry to the FSC.

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

The value of the New Taiwanese Dollar (“NTD” or “NT$”) against the US dollar (“US$”) and other currencies may fluctuate and is affected by, among other things, changes in political and economic conditions. As of December 31, 2017, the exchange rate of NT$ to the US$ was NT$1=US$0.03372.

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

For the year ended December 31, 2017
Depreciation in NTD	Decrease in net income	Decrease in retained earnings
3%	$309,438	$163,542

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

We have a limited operating history in China. Anhou commenced our insurance intermediary business in 2003 by distributing life insurance products and expanded our offerings to other types of property and casualty insurance products in 2009. Anhou started distributing automobile insurance business in 2010. Life insurance products distributed by Anhou accounted for approximately 92.33% of Anhou’s total net revenues in the fiscal year ending December 31, 2017. Property and casualty insurance products distributed by Anhou accounted for approximately 7.67% of Anhou’s total net revenues in the fiscal year ending December 31, 2017. While life insurance and property and casualty insurance distribution are two major areas of our future growth strategy in China, we cannot assure you that our efforts to further develop these businesses will be successful. If Anhou’s life insurance distribution and property and casualty insurance distribution fail to grow, our future growth in China will be significantly affected. In addition, our limited operating history in China, especially our limited experience in selling property and casualty insurance products, may not provide a meaningful basis for you to evaluate our business, financial performance and prospects.

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

Certain affiliates of ours are also directors and executive officers of our Consolidated Affiliated Entities. PRC laws provide that a director or certain members of senior management owes a fiduciary duty to the company he/she directs or manages. These individuals must therefore act in good faith and in the best interests of the relevant PRC company pursuant PRC laws and must not use their respective positions for personal gains. These laws do not require them to consider our best interests when making decisions as a director or member of management of the relevant PRC company. For example, it may be possible for management of Anhou to breach the VIE agreements and while their actions may be in violation of US laws they could be legal in the PRC. Any judgment for violation of fiduciary duty under U.S. law may not be enforceable outside the United States. It may not be possible to effect service of process within the United States or elsewhere outside China upon certain our directors or senior executive officers residing in China, irrespective of matters arising under U.S. federal securities laws or applicable state securities laws. Any court judgment of United States for violation of fiduciary duty under U.S. law may not be enforceable in the PRC due to the lack of bilateral treaties between PRC and the United States providing for the reciprocal recognition and enforcement of civil judgment of courts.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Law Broker’s headquarter is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters of office space. The lease is between Pon-Chen Co., Ltd. and Law Broker, for two years commencing from June 1, 2017 to May 31, 2019 and with a monthly rent of NT $373,251 ($12,279). Law Broker has also entered into 38 leases for each of its sales and service outlets and training centers (excluding headquarter), with an aggregate office size of 19,291 square meters for an aggregate monthly fee of NT$4,159,470 ($136,832).

Anhou’s current registered address is located at Room 1906-1910, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 6,458 square feet (600 square meters) of office space. The lease agreement is between Qing Tian and Anhou. The term is from February 1, 2014 to January 31, 2019 with rent of first year being RMB $750,000 ($110,996), second year being RMB 795,000 ($117,656), third year being RMB 842,700 ($124,715), the fourth year being RMB $893,262 ($132,198), and the fifth year being RMB 946,857 ($140,130).

Sichuan Kangzhuang’s office is located at A and B areas, 14th Floor Renbao Building, No. 57 Dongyu Street, Jinjiang District, Chengdu City, Sichuan province, China, with 8,353 square feet (776 square meters) of office space. The lease was between People's Insurance Company of China, Sichuan Branch and Sichuan Kangzhuang. The current lease term is from September 1, 2017 to August 31, 2020, for three years, with rent of RMB $41,606 ($6,157) per month, to be increased by 5% per annum commencing from September 1, 2018, payable every three months.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 21,527 square feet (2,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. The lease term is from January 1, 2014 to December 31, 2019 for five years, with rent of RMB $85,000 ($12,580) per year, payable every year.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe have or will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the Over the Counter Bulletin Board (“OTCBB”) under the symbol “CUII” since August 2012 and further uplisted from OTCBB to OTCQB in October 2016. The latest available closing price of our common stock prior to March 14, 2017 was US$4.90.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2017
	Low	High
First Quarter ended March 31, 2017	$4.55	$6.79
Second Quarter ended June 30, 2017	$4.10	$5.20
Third Quarter ended September 30, 2017	$2.10	$5.04
Fourth Quarter ended December 31, 2017	$3.52	$5.10

Shareholders

As of December 31, 2017, there were 641 record owners of our common stock and one record owner of our preferred stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the AHFL Acquisition Agreement dated August 24, 2012 and its amendments on March 14, 2013, March 13, 2015, February 17, 2016 and August 8, 2016, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the AHFL Acquisition Agreement, our Company is committed to create an employee stock pool or similar plan consisting of up to 5 million shares of common stock to be granted to employees of affiliated entities of our Company (including Law Broker employees). Law Broker, being the only actively operated subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the board of directors of Law Broker may submit its recommendation to our Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by our Company.

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”) is equal to 10,000,000, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2017.

Options and Warrants

As of March 14, 2018, we had no outstanding options or warrants exercisable for shares of our Common Stock.

ITEM 6. SELECTED FINANCIAL DATA.

The following selected consolidated statement of operations data for the years ended December 31, 2017, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

As described in “Explanatory Note Regarding Restatement” above and in Item 8 of Part II, “Financial Statements and Supplementary Data—Note 27—Restatement”, the Company has restated its consolidated financial statements as of and for the years ended December 31, 2016 and 2015 to correct errors related the accounting for the GHFL Acquisition. The Company also restated the unaudited interim financial data as of and for each of the interim periods ended March 31, 2017, June 30, 2017 and September 30 2017. See Item 8 of Part II, “Financial Statements and Supplementary Data—Note 28—Quarterly Financial Data (Unaudited).” The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. Historical results, including those that have been restated, are not necessarily indicative of the results to be expected in future periods.

Our historical results, including those that have been restated, are not necessarily indicative of the results that may be expected in the future. You should read the following selected financial data in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, our consolidated financial statements, related notes, and other financial information included elsewhere in this Form 10-K.

The following selected consolidated financial and other data is as of and for the years ended December 31 and is derived in part from, and should be read in conjunction with the Company’s Consolidated Financial Statements and related notes. Amounts as of and for years ending December 31, 2015 and 2016 have been restated from previously reported results to correct for material and certain other errors from prior periods. Refer to Item 8 of Part II, “Financial Statements and Supplementary Data—Note 27—Restatement” for further detail. The following table presents the selected financial data as of and for the year ended December 31, 2017 and adjustments implemented to produce the restated selected financial data as of and for years ending December 31, 2015 and 2016:

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2017	2016	2015
			(Restated)

Revenue	$72,848,444	$69,934,006	$55,023,766
Cost of revenue	42,801,007	46,554,495	35,423,762

Gross profit	30,047,437	23,379,511	19,600,004

Operating expenses:
Selling	2,344,633	2,842,744	3,084,408
General and administrative	14,959,384	13,852,277	14,715,011
Total operating expense	17,304,017	16,695,021	17,799,419

Income from operations	12,743,420	6,684,490	1,800,585

Other income (expenses):
Interest income	339,169	208,665	230,509
Interest expenses	(35,375)	(19,722)	(654)
Dividend income	332,302	273,873	-
Other - net	312,066	(8,125)	150,071
Total other income (expenses)	948,162	454,691	379,926

Income before income tax	13,691,582	7,139,181	2,180,511
Income tax expense	3,513,717	2,119,598	1,519,226

Net income	10,177,865	5,019,583	661,285
Net income attributable to the noncontrolling interests	3,023,227	2,127,428	1,623,198
Net income attributable to parent's shareholders	7,154,638	2,892,155	(961,913)

Other comprehensive items
Foreign currency translation gain	1,241,081	(30,045)	(329,562)
Other	42,914	42,202	310

Other comprehensive income attributable to parent's shareholder	1,283,995	12,157	(329,252)
Other comprehensive items attributable to noncontrolling interests	940,887	147,487	(477,738)

Comprehensive income attributable to parent's shareholders	$8,438,633	$2,904,312	$(1,291,165)

Comprehensive income attributable to noncontrolling interests	$3,964,114	$2,274,915	$1,145,460

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,365,834
Diluted	30,509,552	30,462,097	29,365,834

Net income per share attributable to parent's shareholder:
Basic	$0.243	$0.098	(0.033)
Diluted	$0.235	$0.095	(0.033)

Selected Consolidated Balance Sheet Data

	As of December 31,
	2017	2016 (Restated)	2015 (Restated)
Total assets	$59,273,243	$49,367,703	$37,361,976
Total current liabilities	19,438,643	21,289,779	13,560,879
Total long-term liabilities	5,091,226	5,770,234	6,594,530
Total shareholders’ equity	34,743,374	22,307,690	17,206,567

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Form 10-K Report.

We are a Delaware corporation, organized on June 4, 2010 by Mr. Mao as a holding company for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL,” a company incorporated in the British Virgin Islands), which is quoted on the Over the Counter Bulletin Board. As of December 31, 2017, through our Consolidated Affiliated Entities, we had two insurance agencies, one brokerage and 43 service outlets with 2,715 full-time sales professionals and 116 administrative staff in Nanjing, Henan, Sichuan, Jiangsu, Fujian, Guangdong and Yunnan provinces in China. In addition, through Law Broker, we had 30 sales and service outlets (including the headquarters) with 2,414 sales professionals and 195 administrative staff in Taiwan.

During the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenues were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and Hong Kong, respectively. During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenues were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and Hong Kong, respectively. During the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenues were derived from our Taiwan Subsidiaries, Consolidated Affiliated Entities and Hong Kong, respectively.

Restatement

The Company has restated our consolidated financial statements as of and for years ended December 31, 2016 and 2015 contained in our Annual Reports on Form 10-K for the years ended December 31, 2016 and 2015, and unaudited interim consolidated financial statements contained in our Quarterly Reports on Form 10-Q as of and for each of the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017. The Company has not amended its previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the Restatement. The Restatement corrects a material error related to the method of accounting for the GHFL Acquisition in 2015, which was erroneously accounted for as the acquisition of a business but which the Company has determined should have been accounted for as an acquisition of assets. This change in accounting has required corrections which included adjustments to, certain 2015 and 2016 consolidated balance sheets line items, including goodwill, total assets, retained earnings, stockholders’ equity attribute to parent’s shareholders, total stockholders’ equity, total liabilities and stockholders’ equity and certain 2015 consolidated statement of operations and other comprehensive income line items, such as general and administrative, total operating expense, income from operations, income before income taxes, net income, net income attributable to parent’s shareholders and comprehensive income attributable to parent’s shareholder. In the aggregate, these corrections decreased fiscal year 2015 net income by $2.0 million to $661,285 and decreased the December 31, 2015 and 2016 balance of (accumulated deficit) retained earnings by $2.0 million to $(231,175) and $1,246,722, respectively. For discussion of the restatement adjustments, see “Explanatory Note Regarding Restatement,” “Item 8. Financial Statements and Supplementary Data,” “Note 9 – Goodwill,” “Note 27 – Restatement” and “Note 28 – Quarterly Financial Data (Unaudited)” to our consolidated financial statements included elsewhere. Additionally, see “Item 6. Selected Financial Data.” Our 2016 consolidated statements of operations and other comprehensive income were not impacted.

The Company had material weaknesses in adequate procedures and controls to appropriately account for asset acquisition and the impact resulted in restatement of our previously filed consolidated financial statements for 2016 and 2015. We are working to remediate the material weaknesses by taking steps to enhance our internal control environment and strengthen our internal review of accounting standards and pronouncements to ensure transactions are properly accounted for. See Item 9A (c) of Part II, “Remediation of Material Weaknesses.”

Critical Accounting Policies

The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the period. Management makes these estimates using the best information available when they are made.  However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments. We have not made any material changes in the methodology used in these accounting polices during the past three years.

Principles of consolidation

The accompanying consolidated financial statements include the accounts of our Company and our subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Accounts Receivable and Allowance for Doubtful Accounts

We review our accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2017 and 2016.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, we review the carrying values of long-lived assets when circumstances warrant in order to determine whether their carrying value has become impaired.  We consider assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from related operations. No impairment was recognized for the years ended December 31, 2017, 2016 and 2015.

Goodwill and Intangible Assets

Goodwill represent the excess of acquisition cost over the fair value of the net assets in the acquisition of business. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or charges in circumstances indicate it might be impaired, using two-step goodwill impairment test. The first step screens for potential impairment of goodwill to determine if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. As of December 31, 2017 and 2016, there were no indications of impairment of goodwill.

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with the sole shareholder of GHFL, Mr. ChwanHau Li, under the terms of which the Company issued 352,166 fully paid and non-assessable shares of AHFL Common Stock and granted an option to purchase 352,166 shares of common stock of CUIS (the “Option”), in exchange for all of the issued and outstanding 704,333 shares of common stock of GHFL. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% of the shares in GHFL to AHFL. The Option was exercised by the selling shareholder on March 31, 2015. The GHFL Acquisition was accounted for as the acquisition of a business in the Company’s consolidated financial statements as of and for the year ended December 31, 2015 and 2016, but upon reflection and further analysis, the Company has come to the conclusion that it would be more accurately accounted for as an asset acquisition. As a result of the restatement of these financial statements. The effect of restatement reduced our goodwill in each year was reduced from $2,071,491 to $31,651. Please refer to Note 27 of the Notes to the Consolidated Financial Statements for additional information.

Revenue recognition

Our revenue is from insurance agency and brokerage services. Our Company, through our subsidiaries, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. Our Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency services are considered complete, and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. Our Company is notified of such cancellations by the insurance carriers. For the fiscal years ended December 31, 2017, 2016 and 2015, policy cancellations were $227,901, $340,086 and $291,325, respectively.

Our Company pays commissions to its sales professional when an insurance product is sold by the sales professional and accepted by the insurance company. Our Company recognizes commission revenue on a gross basis. The commissions paid by us to our sales professional are recorded as costs of revenue.

Income taxes

The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

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

Results of Operations

Overview of the years ended December 31, 2017 and 2016

The following table shows the results of operations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change	Percent
Revenue	$72,848,444	$69,934,006	$2,914,438	4%
Cost of revenue	42,801,007	46,554,495	(3,753,488)	(8)%
Gross profit	30,047,437	23,379,511	6,667,926	29%
Gross profit margin	41%	33%	229%	725%

Operating expenses:
Selling	2,344,633	2,842,744	(498,111)	(18)%
General and administrative	14,959,384	13,852,277	1,107,107	8%

Income from operations	12,743,420	6,684,490	6,058,930	91%

Other income (expenses):
Interest income	339,169	208,665	130,504	63%
Interest expense	(35,375)	(19,722)	(15,653)	79%
Dividend income	332,302	273,873	58,429	21%
Other - net	312,066	(8,125)	320,191	(3941)%
Total other income (expenses)	948,162	454,691	493,471	109%

Income before income taxes	13,691,582	7,139,181	6,552,401	92%
Income tax expense	3,513,717	2,119,598	1,394,119	66%

Net income	10,177,865	5,019,583	5,158,282	103%
Net income attributable to the noncontrolling interests	3,023,227	2,127,428	895,799	42%
Net income attributable to parent's shareholders	7,154,638	2,892,155	4,262,483	147%

Please note that our results of operations in 2016 were not affected by the restatement.

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. Revenue in the year ended December 31, 2017 totaled over $72.8 million, an increase of approximately $2.9 million (or slightly over 4%) compared with approximately $69.9 million in the previous year. This increase was attributable primarily to growth of our business in Taiwan and the PRC. For the years ended December 31, 2017 and 2016, the revenue generated respectively from Taiwan, PRC and Hong Kong was as follows:

	For the year ended December 31,
Geographical Areas	2017	2016
Revenue
Taiwan	$62,147,136	$61,208,145
PRC	10,467,488	8,461,511
Hong Kong	302,096	325,408
Elimination adjustment	(68,276)	(61,058)
Total Revenue	$72,848,444	$69,934,006

During the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenue in our audited consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities (“CAE”) in PRC and Hong Kong, respectively. During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenue in our audited consolidated financial statements were derived from Taiwan, CAE in PRC and Hong Kong, respectively. Total revenue increased by $2,914,438, or 4%, from $69,934,006 for the year ended December 31, 2016 to $72,848,444 for the year ended December 31, 2017, mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

a)	The revenue of TransGlobe Life Insurance Inc. (“TransGlobe”) increased in 2017. The main reason for this increase was the launch of TransGlobe’s top seller product that offers better disability support insurance coverages with an affordable insurance premium. This selling package drew more attention from the Company’s customers and boosted the sales performance in the year ended December 31, 2017.

b)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased in 2017, primarily due to the increase in sales of the disability support insurance and full medical expense reimbursement insurance. This selling package drew more attention from the company’s customers and raised the sales performance in the year ended December 31, 2017.

c)	On June 14, 2017, with AIATW’s consent, the 2016 Letter has been revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (Amendment No. 3). As result, the Company recognized AIATW’s business promotion revenue in each contract year based on the performance milestones set for each contract year.

d)	The revenue increase in the PRC was primarily due to increases in sales of retirement and critical illness insurance in Sichuan for the year ended December 31, 2017. In light of individuals’ need to make personal provisions or old age and illness, as strongly encouraged by the Chinese government, demand for such policies increased accordingly. In addition, the China Insurance Regulatory Commission (“CIRC”) required insurance companies to make adjustments to policy designs, driving insurance companies to provide innovative products to better meet market needs and led to increase in revenue.

Cost of revenue and gross profit

Cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the year ended December 31, 2017 decreased by $3,753,488 or 8%, to $42,801,007 compared with $46,554,495 for the year ended December 31, 2016. This decrease was primarily due to the decrease in indirect commission cost, which included special allowance, high-performance awards, practicing bonus, etc. The Company cancelled high-performance awards and reduced recruitment referral bonus in September 2017, and certain special allowances were reduced in July 2017.

The gross profit for the year ended December 31, 2017 increased by $6,667,926 or 29%, to $30,047,437 compared with $23,379,511 for the year ended December 31, 2016. The gross profit ratio increased to 41% for the year ended December 31, 2017 from 33% for the year ended December 31, 2016. The increase was primary due to the increase in AIATW’s promotion revenue in year 2017, and indirect commission cost also decreased in year 2017.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion and selling related expense. The selling expense for the year ended December 31, 2017 decreased by $498,111 or 18%, to $2,344,633 compared with $2,842,744 for the year ended December 31, 2016. The decrease was mainly due to decreased advertising expense. The advertising expense decreased because the Company strategically adopted social media as a means for brand promotion.

General and administrative expenses

General and administrative expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2017, G&A expenses were $14,959,384, an increase of $1,107,107, or 8%, compared with $13,852,277 for the year ended December 31, 2016, which was mainly due the expanded number of branches, increased personnel costs in China, increased personnel costs, rent and pension in Taiwan and professional fees.

Other income (expenses)

Total other income (expenses) for the year ended December 31, 2017 was $948,162, compared with net other income for the year ended December 31, 2016 of $454,691. Other income (expense) mainly consists of interest income, interest expenses, dividend income and other income, net. Other income (expenses) increased by over $493,471 primarily due to the exchange rate fluctuations and other income as well as a 63% increase in interest income.

Income tax

For the year ended December 31, 2017, income tax expense was $3,513,717, an increase of $1,394,119, or 66%, compared with $2,119,598 for the year ended December 31, 2016. The increase was mainly due to increased income before income tax for the year ended December 31, 2017, which increased by $6.5 million compared with that for the year ended December 31, 2016.

Our subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. Also, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders.

CU WFOE and the CAE in the PRC are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law was deemed to be 10% of total revenue, instead of actual income before income tax. The tax rate of Jiangsu Law is also 25%.

Beginning in the year ended December 31, 2017 Anhou and its branches elected to file joint tax returns under PRC tax jurisdiction. Due to the adoption of this filing method, operating loss in the branches from the year 2016 and prior years can no longer deduct earnings beginning in the year 2017. However, any loss incurred in any of the branches in the joint tax return will be consolidated and any further loss in the joint tax return can be carried over to five years from the year 2017. Due to the joint filing of tax returns for Anhou, the Company reversed deferred tax assets and related valuation allowance of $67,577 previously recognized as of December 31, 2016.

Our subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong, and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

As a result of all these factors, net income increased by $5.16 million to almost $10.2 million in the year ended December 31, 2017, from just over $5.0 million in the previous fiscal year.

Overview of the years ended December 31, 2016 and 2015 (Restated)

The following table shows the results of operations for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change	Percent
		(Restated)
Revenue	$69,934,006	$55,023,766	$14,910,240	27%
Cost of revenue	46,554,495	35,423,762	11,130,733	31%
Gross profit	23,379,511	19,600,004	3,779,507	19%
Gross profit margin	33%	36%	25%	70%

Operating expenses:
Selling	2,842,744	3,084,408	(241,664)	(8)%
General and administrative	13,852,277	14,715,011	(862,734)	(6)%

Income from operations	6,684,490	1,800,585	4,883,905	271%

Other income (expenses):
Interest income	208,665	230,509	(21,844)	(9)%
Interest expense	(19,722)	(654)	(19,068)	(2916)%
Dividend income	273,873	-	273,873	100%
Other - net	(8,125)	150,071	(158,196)	(105)%
Total other income (expenses)	454,691	379,926	74,765	20%

Income before income taxes	7,139,181	2,180,511	4,958,670	227%
Income tax expense	2,119,598	1,519,226	600,372	40%

Net income	5,019,583	661,285	4,358,298	659%
Net income attributable to the noncontrolling interests	2,127,428	1,623,198	504,230	31%
Net income attributable to parent's shareholders	2,892,155	(961,913)	3,854,068	(401)%

Revenue

As noted above, as a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the years ended December 31, 2016 and 2015, the revenue generated respectively from Taiwan, PRC and Hong Kong was as follows:

	For the year ended December 31,
Geographical Areas	2016	2015
		(Restated)
Revenue
Taiwan	$61,208,145	$48,669,261
PRC	8,461,511	5,892,928
Hong Kong	325,408	461,577
Elimination adjustment	(61,058)	-
Total Revenue	$69,934,006	$55,023,766

Revenue in the year ended December 31, 2016 totaled approximately $69.9 million, an increase of $14.9 million (or 27.1%) compared with revenue of $55.0 million in the previous year. This was attributable to the expansion of our business in Taiwan and a significant increase in our PRC operations.

During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenue in our audited consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities in PRC and Hong Kong, respectively. During the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenue in our restated audited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. Total revenue increased by $14,910,240, or over 27%, from $55,023,766, as restated, for the year ended December 31, 2015 to $69,934,006 for the year ended December 31, 2016, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

a)	The revenue of Farglory Life Insurance Co., Ltd (“Farglory”) increased by $6.0 million (or 34%) in 2016 compared with 2015, primarily because Farglory customized and bundled its life insurance products to better respond to its clients' needs. By combining insurance contracts with the diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attention from customers and thus boosted the sales performance in the year ended December 31, 2016.

b)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased by $2.2 million (or 37%) in 2016 compared with 2015, primarily due to the launch of Taiwan Life’s top selling product that offers comprehensive life-time insurance coverage with an affordable insurance premium. This selling package drew more attention from the company’s customers and boosted the sales performance in the year ended December 31, 2016.

c)	The remaining revenue increase in the Taiwan area was primarily due to the Taiwan central bank’s decreased interest rate, which caused an increase in the demand for both investment-oriented insurance and long-term care insurance.

d)	Revenue increased in the PRC area primarily due to the increase in critical illness insurance and annuity insurance in Sichuan and Henan for the year ended December 31, 2016. On the other hand, we expanded our business geographically and improved our reputation within local markets to generate higher revenue for the year ended December 31,2016.

Cost of revenue and gross profit

Cost of revenue mainly consists of commissions paid to our sales agents. The cost of revenue for the year ended December 31, 2016 increased by $11,130,733, or 31%, to $46,554,495 compared with $35,423,762 for the year ended December 31, 2015. The primary attribute of the heightened cost of revenue was the portion of the first-year commission (FYC) revenue over total revenue increased noticeably. Since the commission rate of FYC revenue was comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Gross profit for the year ended December 31, 2016 increased by $3,779,507, or 19%, to $23,379,511 compared with $19,600,004 for the year ended December 31, 2015. The gross profit ratio decreased to 33% for the year ended December 31, 2016 from 36% for the year ended December 31, 2015. The primary cause of the heightened cost of revenue was the portion notable increase of first-year commission (FYC) revenue over total revenue increased noticeably. Based primarily on the increase in revenue in year 2016, other indirect commission cost, also increased in year 2016, such as high-performance awards, practicing bonus, etc. Since the commission rate of FYC revenue was comparatively higher than any other type of commission revenue, the cost of revenue increased accordingly.

Selling expenses

Selling expenses mainly occurred in our subsidiary Law Broker, and was mainly due to marketing promotion expenses. The selling expense for the year ended December 31, 2016 decreased by $241,664, or 8%, to $2,842,744 compared with $3,084,408 for the year ended December 31, 2015. The decrease was mainly due to the Company’s decision to decrease advertising expense to publicize of our brand.

General and administrative expenses

General and administrative expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2016, G&A expenses were $13,852,277, a decrease of $862,734, or 6%, compared with $14,715,011, as restated, for the year ended December 31, 2015. This was mainly due to the compensation expenses recorded in connection with the acquisition of GHFL in 2015. As restated, general and administrative expenses in the year ended December 31, 2015 increased by approximately $2.0 million, or 16.1% compared to the previously reported amount.

Other income (expenses)

Total other income for the year ended December 31, 2016 was $454,691 compared with total other income for the year ended December 31, 2015 of $379,926. Other income (expenses) mainly consists of interest income, interest expenses, dividend income and other income. Compared with the year ended December 31, 2015, other income (expenses) rose due to the increase in dividend income, significantly offset by a decrease in other net income of $158,196 due to the decrease in foreign exchange gain.

Income tax

For the year ended December 31, 2016, the income tax expense was $2,119,598, an increase of $600,372, or 40%, compared with $1,519,226 for the year ended December 31, 2015. The increase was mainly due to the increased income before income tax for the year ended December 31, 2016 compared with that for the year ended December 31, 2015.

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

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016	Change	Percent
Net cash provided by operating activities	$5,655,491	$7,544,382	(1,888,891)	(25)%
Net cash used in investing activities	(14,435,727)	(89,341)	(14,346,386)	16058%
Net cash provided by (used in) financing activities	2,506,795	(376,473)	2,883,268	(766)%

Operating activities

Net cash provided by operating activities during the year ended December 31, 2017 was $5,655,491, slightly decreased in comparison with $7,544,382, net cash provided by operating activities during the year ended December 31, 2016. The decrease was mainly due to decrease commissions payable to sales professionals for the year ended December 31, 2017 compared with that for the year ended December 31, 2016.

Investing activities

Net cash used in investing activities was $14,435,727 during the year ended December 31, 2017, which was mainly due to purchase of structured deposit, marketable securities and time deposits of approximately $39 million less proceeds from maturities of time deposits of approximately $17 million and disposals of marketable securities of approximately $8 million. Net cash used in investing activities was $89,341 during the year ended December 31, 2016, which was mainly due to purchase of property, plant and equipment and intangible assets of approximately $1 million, loan made to RFL amount of approximately $1.5 million and purchases of time deposits of approximately $7 million less proceeds from maturities of time deposits of approximately $10 million.

Financing activities

Net cash provided by financing activities was $2,506,795 during the year ended December 31, 2017, which was mainly due to the proceeds from related party and third party borrowings of approximately $2.8 million. Net cash used in financing activities was $376,473 during the year ended December 31, 2016, which was mainly due to the repayment to related parties and third parties loan.

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016	2015	Change	Percent
		(Restated)
Net cash provided by operating activities	$7,544,382	$1,770,017	5,774,365	326%
Net cash provided by (used in) investing activities	(89,341)	609,777	(699,118)	(115)%
Net cash provided by (used in) financing activities	(376,473)	706,145	(1,082,618)	(153)%

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

Investing activities

Net cash used in investing activities was $89,341 during the year ended December 31, 2016, which was mainly due to purchase of property, plant and equipment and intangible assets of approximately $1 million, loan made to RFL amount of approximately $1.5 million and purchases of time deposits of approximately $7 million less proceeds from maturities of time deposits of approximately $10 million. Net cash provided by investing activities was $609,777 during the year ended December 31, 2015, which was mainly due to purchase of property, plant and equipment, intangible assets amount of approximately $0.6 million and purchases of time deposits amount of approximately $9.6 million less dividend received in excess of earnings as reductions of cost of the investment amount of approximately $0.2 million and proceeds from maturities of time deposit amount of approximately $10.6 million.

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

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Ms. Chunyan Lu: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Loan Receivable

On October 24, 2016, our Company entered into a loan agreement with an unaffiliated third party, Rich Fountain Limited (“RFL”), a company incorporated under the laws of Samoa. We provided a short-term loan approximately $1,486,846 (NTD 48,000,000) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest were payable of the loan were payable on April 23, 2017. On April 21, 2017, the Company and RFL entered a supplemental agreement to extend the loan to October 23, 2017. The Company received partial payment of approximately $71,974 (NTD2,134,440) and approximately $36,256 (NTD1,075,200) on June 22, 2017 and July 14, 2017, respectively. As of December 31, 2017, the outstanding principal balance of the loan was approximately $1,510,347 (NTD44,790,360). On March 7, 2018, RFL paid off all outstanding balance of loan to the Company.

Short-term Loans

The Company entered into a line of credit agreement with O-Bank for a $1,500,000 credit facility from June 22, 2017 to June 21, 2018. Borrowings under the agreement bear interest at the O-Bank’s cost of fund plus a margin of 0.5%. On December 11, 2017, the Company draw down a borrowing of $600,000 on with interest at a rate of 2.35% per annum and the principal are due on March 11, 2018. On December 26, 2017, the Company borrowed $800,000 with interest at a rate of 2.70% per annum and the principal are due on March 26, 2018. The credit facility is secured by a total amount of approximately $1,686,017 (NTD50,000,000) of time deposits.

On November 17, 2017, the Company entered into a line of credit agreement with CTBC, pursuant to which the Company has a credit facility of $1,000,000 from November 17, 2017 to July 31, 2018. Borrowings under the agreement bear interest at the CTBC’s cost of fund plus a margin of 1%. On December 28, 2017, the Company draw down a borrowing of $950,000 with interest at a rate of 3.30% per annum and the principal amount was due on January 29, 2018. Law Broker is the guarantor of the credit facility. On January 29, 2018, the Company paid off the entire principal and interest of Loan C.

Total interest expense of short-term loans was $1,531 for the year ended December 31, 2017.

Long-term Loans

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The long-term Loan Agreement provided for approximately $130,641 (RMB850,000) and $144,055 (RMB850,000) as of December 31, 2017 and 2016, respectively, loan to the Company. The long-term Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The long-term Loan Agreement provided for approximately $118,345 (RMB 770,000) and $110,892 (RMB 770,000) as of December 31, 2017 and 2016, respectively, loan to the Company. The long-term Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019.

Total interest expense for these long-term loans was $20,737 and $11,755, for the year ended December 31, 2017 and 2016, respectively.

Convertible Bonds

On June 23, 2016, our Company issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of December 31, 2017 and 2016, our Company had an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $12,000 and 6,363, for the year ended December 31, 2017 and 2016, respectively.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$409,054	$361,379
Due to Xude Investment (Owned by Mr. Chwan Hau Li*)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,128	1,994
Ms. Lu (Shareholder of Law Anhou)	161,380	-
Due to Yuli Broker (Owned by Ms. Lee**)	-	265
Due to Yuli Investment (Owned by Ms. Lee**)	-	265
Due to I Health Management Corp***	17,703	3,724
Total	$590,265	$400,001

* Chwan Hau Li is a Director of the Company

** Mr. Lee is the Director of Law Broker

*** 25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

On a going forward basis, our primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;
•	developing new clients;
•	promoting sales activities;
•	opening more branches in China; and
•	expanding business scale in China, through mergers & acquisitions.

Debt Forgiveness – Related Parties

Xude Investment was owned by Mr. Chwan Hau Li, a Director of the Company. The outstanding balance as of December 31, 2016 was primarily related to the set-up fees on behalf of GHFL and GIC. In March 2017, Xude Investment agreed to forgive the Company’s debt. As of December 31, 2017, the Company has debt forgiveness recognized with a total amount of $32,937.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. We recorded rent income of $564 and $279, respectively, for the years ended December 31, 2017 and 2016.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. We recorded rent income of $564 and $279, respectively, for the years ended December 31, 2017 and 2016.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $42,000 (NTD1,275,000). For the year ended December 31, 2017, The Company had cost of revenue related to I Health amounted $13,315. The Company has cost of revenue and due to I Health totaled $25,130 and $3,724, respectively, for the year ended and as of December 31, 2016.

On December 7, 2016, the Company entered into an advisory agreement with Fu Chang Li (“Mr. Li,” the Director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $59,000 (NTD1,800,000). The Company had general and administrative expense related to this advisory agreement amounted $59,214 and $0 for the year ended December 31, 2017 and 2016, respectively.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex Biz Solution Limited. (“Apex,” was formerly known as Prime Technology Corp.) According to the Agreement, the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of December 31, 2017 and 2016, the Company had account receivable of $17,231 and $6,660, respectively. The Company also had revenue of $50,053 and $6,356 for the years ended December 31, 2017 and 2016, respectively.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2017, 2016 and 2015 were $2,537,348, $2,132,950 and $1,735,521, respectively. At December 31, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending December 31, 2018	$2,022,510
Twelve months ending December 31, 2019	877,362
Twelve months ending December 31, 2020	197,971
Twelve months ending December 31, 2021	50,461
Twelve months ending December 31, 2022	14,199
Thereafter	-
Total	$3,162,503

Off Balance Sheet Arrangements

As of December 31, 2017, our Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

This Annual Report includes an attestation report of our independent registered public accounting firm regarding internal control over financial, which states that, in their opinion, we did not maintain in all material respects, effective internal control over financial reporting as of December 31, 2017. Please refer to Item 8 of Part II, “Financial Statements and Supplementary Data—Report of Independent Registered Public Accounting Firm” for details.

Interest Rate Sensitivity

As of December 31, 2017, we had cash of RMB9.0 million, approximately $1.4 million, and NT$411.5 million, approximately $13.9 million, and HK$0.7 million, approximately $0.1 million. We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the year ended December 31, 2017, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

Foreign Currency Risk

The functional currency for the subsidiaries in Taiwan is NT$ and the functional currency for the subsidiaries and Consolidated Affiliated Entities in the PRC is RMB. Our financial statements are in USD. The fluctuation of NT$ and RMB will affect our operating results expressed in USD. We review our foreign currency exposures. To date, we have not entered into any hedging arrangements with respect to foreign currency risk or other derivative financial instruments. The management does not consider its present foreign exchange risk to be significant.

We performed a sensitivity analysis assuming a hypothetical 100 basis point increase in foreign currency exchange rates applied to our historical fiscal 2017 results of operations. For the year ended December 31, 2017, the analysis indicated that a decrease of 1% in exchange rates would have decreased our revenues by approximately $721,273.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and shareholders of China United Insurance Service, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and Subsidiaries (collectively the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017 , including the related notes (collectively referred to as the “consolidated financial statements”).  We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting existed as of an ineffective control environment, due to (i) not effectively implementing a process to hire qualified employees who has proficient knowledge of US GAAP, and can identify unusual transactions timely and appropriately assessed for financial report impact; (ii) not effectively establishing structure, authority, and responsibilities to ensure the objectives of internal control over financial reporting were adequately achieved, and lacking a strong Internal Audit function to assist management with assessing the effectiveness of internal control over financial reporting; and (iii) not designing and maintaining sufficient controls over revenue recognition to ensure the completeness of commission and bonus revenue at the period end.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2017 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Restatement

As discussed in Note 27 to the consolidated financial statements, the Company has restated its 2016 and 2015 consolidated financial statements to correct for errors.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting referred to above. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and limitations of internal control over financial reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Simon & Edward, LLP

Los Angeles, California

March 15, 2018

We have served as the Company’s auditor since 2014.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	December 31, 2016
		(Restated)
ASSETS
Current assets
Cash and cash equivalents	$15,473,949	$20,169,455
Time deposits	21,470,113	5,352,347
Marketable securities	33,381	2,426,870
Structured deposit	1,248,340	-
Accounts receivable, net	13,301,006	15,774,159
Other current assets	2,193,086	1,831,318
Total current assets	53,719,875	45,554,149

Property, plant and equipment, net	946,302	926,905
Intangible assets	775,778	784,219
Goodwill	31,651	31,651
Long-term investments	1,399,762	1,285,064
Other assets	2,399,875	785,715
TOTAL ASSETS	$59,273,243	$49,367,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$3,508,790	$2,249,869
Short-term loans	2,350,000	-
Convertible bonds	200,000	-
Due to related parties	590,265	400,001
Other current liabilities	12,789,588	18,639,909
Total current liabilities	19,438,643	21,289,779

Convertible bonds - noncurrent	-	200,000
Long-term loans	248,986	254,907
Long-term liabilities	4,842,240	5,315,327
TOTAL LIABILITIES	24,529,869	27,060,013

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,157,512
Statutory reserves	5,781,008	3,799,585
Retained earnings	6,419,937	1,246,722
Accumulated other comprehensive gain/(loss)	616,019	(667,976)
Stockholders' equity attribute to parent’s shareholders	21,007,718	12,536,148
Noncontrolling interests	13,735,656	9,771,542
TOTAL STOCKHOLDERS’ EQUITY	34,743,374	22,307,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$59,273,243	$49,367,703

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2017	2016	2015
			(Restated)

Revenue	$72,848,444	$69,934,006	$55,023,766
Cost of revenue	42,801,007	46,554,495	35,423,762

Gross profit	30,047,437	23,379,511	19,600,004

Operating expenses:
Selling	2,344,633	2,842,744	3,084,408
General and administrative	14,959,384	13,852,277	14,715,011
Total operating expense	17,304,017	16,695,021	17,799,419

Income from operations	12,743,420	6,684,490	1,800,585

Other income (expenses):
Interest income	339,169	208,665	230,509
Interest expenses	(35,375)	(19,722)	(654)
Dividend income	332,302	273,873	-
Other - net	312,066	(8,125)	150,071
Total other income (expenses)	948,162	454,691	379,926

Income before income tax	13,691,582	7,139,181	2,180,511
Income tax expense	3,513,717	2,119,598	1,519,226

Net income	10,177,865	5,019,583	661,285
Net income attributable to the noncontrolling interests	3,023,227	2,127,428	1,623,198
Net income attributable to parent's shareholders	7,154,638	2,892,155	(961,913)

Other comprehensive items
Foreign currency translation gain	1,241,081	(30,045)	(329,562)
Other	42,914	42,202	310

Other comprehensive income attributable to parent's shareholders	1,283,995	12,157	(329,252)
Other comprehensive items attributable to noncontrolling interests	940,887	147,487	(477,738)

Comprehensive income attributable to parent's shareholders	$8,438,633	$2,904,312	$(1,291,165)

Comprehensive income attributable to noncontrolling interests	$3,964,114	$2,274,915	$1,145,460

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,365,834
Diluted	30,509,552	30,462,097	29,365,834

Net income per share attributable to parent's shareholders:
Basic	$0.243	$0.098	(0.033)
Diluted	$0.235	$0.095	(0.033)

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid -in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance December 31, 2014	29,100,503	$291	1,000,000	$10	$4,674,593	$1,388,014	$(350,881)	$1,717,278	$7,429,305	$6,383,427	$13,812,732

Appropriation of reserves	-	-	-	-	-	997,313	-	(997,313)	-	-	-
Share exchange to acquire GHFL	352,166	4	-	-	3,482,919	-	-	-	3,482,923	-	3,482,923
Foreign currency translation gain (loss)	-	-	-	-	-	-	(329,562)	-	(329,562)	(479,347)	(808,909)
Other comprehensive gain (loss)	-	-	-	-	-	-	310	-	310	1,609	1,919
Liquidation of subsidiaries	-	-	-	-	-	-	-	10,773	10,773	45,844	56,617
Net income (Restated)	-	-	-	-	-	-	-	(961,913)	(961,913)	1,623,198	661,285

Balance December 31, 2015 (Restated)	29,452,669	$295	1,000,000	$10	$8,157,512	$2,385,327	$(680,133)	$(231,175)	$9,631,836	$7,574,731	$17,206,567

Appropriation of reserves	-	-	-	-	-	1,414,258	-	(1,414,258)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	(30,045)	-	(30,045)	125,701	95,656
Other comprehensive gain (loss)	-	-	-	-	-	-	42,202	-	42,202	21,786	63,988
Reduction of cash capital	-	-	-	-	-	-	-	-	-	(78,104)	(78,104)
Net income	-	-	-	-	-	-	-	2,892,155	2,892,155	2,127,428	5,019,583

Balance December 31, 2016 (Restated)	29,452,669	$295	1,000,000	$10	$8,157,512	$3,799,585	$(667,976)	$1,246,722	$12,536,148	$9,771,542	$22,307,690

Appropriation of reserves	-	-	-	-	-	1,981,423	-	(1,981,423)	-	-	-
Foreign currency translation gain (loss)	-	-	-	-	-	-	1,241,081	-	1,241,081	940,518	2,181,599
Other comprehensive gain (loss)	-	-	-	-	-	-	42,914	-	42,914	369	43,283
Forgiveness of debt	-	-	-	-	32,937	-	-	-	32,937	-	32,937
Net income	-	-	-	-	-	-	-	7,154,638	7,154,638	3,023,227	10,177,865

Balance December 31, 2017	29,452,669	$295	1,000,000	$10	$8,190,449	$5,781,008	$616,019	$6,419,937	$21,007,718	$13,735,656	$34,743,374

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2017	2016	2015
			(Restated)
Cash flows from operating activities:
Net income	$10,177,865	$5,019,583	$661,285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	561,184	626,028	463,201
Pension plan	2,169	65,394	-
Amortization of bond premium	-	244	-
Compensation on asset acquisition	-	-	2,039,840
Gain on settlement of debt	-	(83,425)	-
Gain on valuation of financial assets	64,749	(16,669)	(16,550)
Loss on disposals of property, plant and equipment	110,964	38,421	56,707
Deferred income tax	87,391	(87,983)	(34,424)
Changes in operating assets and liabilities:
Accounts receivable	3,657,114	(6,095,236)	(2,259,028)
Other current assets	(335,939)	724,922	(518,684)
Other assets	(1,528,647)	80,733	(236,501)
Tax payable	1,036,997	714,343	658,010
Other current liabilities	(7,149,596)	7,954,780	1,113,740
Long-term liabilities	(1,028,760)	(1,396,753)	(157,579)
Net cash provided by operating activities	5,655,491	7,544,382	1,770,017

Cash flows from investing activities:
Cash from acquisition	-	-	318
Repayments to pervious shareholders	-	(150,959)	-
Dividend received in excess of earnings as reductions of cost of the investment			244,058
Purchases of structured deposit	(1,285,882)	-	-
Purchases of time deposits	(32,699,028)	(7,161,459)	(9,562,553)
Proceeds from maturities of time deposits	17,437,704	9,697,617	10,556,173
Loan made to RFL	105,586	(1,490,040)	-
Proceeds from disposals of marketable securities	7,515,680	-	-
Purchase of marketable securities	(4,967,359)	-	-
Purchase of property, plant and equipment	(382,473)	(537,156)	(283,568)
Purchase of intangible assets	(159,955)	(447,344)	(344,651)
Net cash provided by (used in) investing activities	(14,435,727)	(89,341)	609,777

Cash flows from financing activities:
Proceeds from related party borrowings	464,850	86,572	794,009
Repayment to related parties	(285,856)	(626,852)	(315,443)
Payment to noncontrolling interest as reduction of cash capital	-	(77,425)	-
Proceeds from third party borrowings	2,350,000	466,445	227,579
Repayment to third party loans	(22,199)	(225,213)	-
Net cash provided by (used in) financing activities	2,506,795	(376,473)	706,145

Foreign currency translation	1,577,935	7,530	(564,053)
Net increase (decrease) in cash and cash equivalents	(4,695,506)	7,086,098	2,521,886

Cash and cash equivalents, beginning balance	20,169,455	13,083,357	10,561,471
Cash and cash equivalents, ending balance	$15,473,949	$20,169,455	$13,083,357

SUPPLEMENTARY DISCLOSURE:

Interest paid	$33,844	$42,935	$285
Income tax paid	$2,307,768	$1,562,037	$824,716

SUPPLEMENTAL DISCLOSURES OF CASH FLOW FOR NON-CASH TRANSACTION:

Debt forgiveness - related parties	$32,937	$-	$-
Issuance of common stock for acquisition of GHFL	$-	$-	$1,443,083

The accompanying notes are an integral part of these consolidated financial statements.

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United”, “CUIS”, or the “Company”) is a Delaware corporation, organized on June 4, 2010 by Yi-Hsiao Mao, a Taiwan citizen, as a listing vehicle for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL,” a company incorporated in the British Virgin Islands). The Company is quoted on the United States Over the Counter Bulletin Board.

CU Hong Kong, a wholly owned Hong Kong-based subsidiary was incorporated by China United, on July 12, 2010 under Hong Kong law. On October 20, 2010, CU Hong Kong established a wholly owned enterprise, Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (“CU WFOE”) in Henan province in the People’s Republic of China (the “PRC”).

On January 16, 2011, the Company issued 20,000,000 shares of common stock, at par value of $0.00001, to several non-US citizens or residents for $300,000. The issuance was made pursuant to an exemption from registration in Regulation S under the Securities Act of 1933, as amended. The entire $300,000 contribution was wired to CU WFOE’s bank account in PRC.

On January 28, 2011, the Company increased the authorized number of common shares from 30,000,000 to 100,000,000 and also authorized 10,000,000 shares of preferred stock.

On January 17, 2011, after approved by the Board of Directors and stockholders of both Companies, the CU WFOE entered a series of agreements (“VIE Agreement”), including Exclusive Business Cooperation Agreement, Option Agreement, and Share Pledge Agreement with Law Anhou Insurance Agency Co., Limited (“Anhou”, formerly known as Zhengzhou Anhou Insurance Agency Co., Limited or Henan Law Anhou Insurance Agency Co., Limited) in Nanjing City, PRC. These agreements established a Variable Interest Entity (“VIE”) and Primary Beneficiary relationship between the two entities.

Anhou was established in October 2003 and obtained its insurance brokerage license in April 2012 in PRC. Its primary business is to sell life and property casualty insurance products in the PRC.

Prior to the entering of VIE agreements with CU WFOE, Anhou acquired the entire interest of Sichuan Kangzhuang Insurance Agency Co., Limited (“Sichuan Kangzhuang”), which was established in September 2006 in Sichuan Province of the PRC, for RMB532,622 or approximately USD78,000. Anhou also acquired the entire interest of Jiangsu Law Insurance Brokers Co., Limited (“Jiangsu”), which was established in September 2005 in Jiangsu Province of the PRC, for RMB518,000 or approximately USD75,470. Both subsidiaries are also engaged in selling life and property casualty insurance products in the PRC. For the purpose of procuring certain economic benefits and establishing a more centralized control over the business operations in Sichuan province, the Company commenced the dissolution process of Sichuan Kangzhuang, a wholly owned subsidiary and set up a branch office of Anhou in Sichuan province. Accordingly, Sichuan Kangzhuang had filed a dissolution application to the local Bureau of Administration. On June 22, 2017, the Sichuan Branch of Anhou obtained its business license to conduct insurance agency business. As of this date, Sichuan Kangzhuang has not received formal approval from relevant government authorities regarding the dissolution.

On August 24, 2012, the Company acquired all of the issued and outstanding shares of AHFL, a limited liability company established in April 2012, under the laws of British Virgin Islands, together with AHFL’s four majority owned subsidiaries in Taiwan in exchange for 8,000,000 common shares of the Company and NTD22.5 million or approximately USD676,000 in two installments. The Company and the selling shareholders of AHFL had entered into a total of five amendments to the Acquisition Agreement since August 24, 2012. Pursuant to the Fifth Amendment entered into on March 12, 2017, the Company is required to pay off the entire remaining balance of NTD15 million no later than March 31, 2019.

As part of the acquisition agreement with AHFL, the Company agreed to issue 2,000,000 common shares to AHFL employees and create an employee stock option pool, consisting of available options, exercisable up to 2,000,000 shares of common stock of the Company. However, as of this date, the Company has not fulfilled this obligation.

Among the four majority owned subsidiaries in Taiwan, AHFL owns 65.95% of interest of Law Enterprise Co., Limited (“Law Enterprise”). Through Law Enterprise, AHFL owns three second tier subsidiaries, including Law Insurance Broker Co., Limited (“Law Broker”) with 100% equity interest, Law Insurance Agent Co., Limited (“Law Agent”) with 96% equity interest, and Law Risk Management & Consultant Co., Limited (“Law Management”) with 97.84% of equity interest. All of these subsidiaries are engaging in business in insurance brokerage and insurance agency services across Taiwan, except that Law Agent and Law Management were dissolved in November 2014 and January 2015, respectively.

On January 17, 2014, the Board of Directors of the Company approved a change in its fiscal year end to December 31 from June 30, retroactively effective July 1, 2013 with a transition period of six months.

On April 23, 2014, AHFL entered into a capital increase agreement (“Agreement”) with Mr. Wong, Chun Kwok Johnny (“Mr. Wong”), the owner of Prime Financial Asia Limited (PFAL) which is a re-insurance broker company resided in Hong Kong. Pursuant to the Agreement, Mr. Wong would increase PFAL’s capital contribution from HKD500,000 to HKD1,470,000, and AHFL would contribute HKD1,530,000 to PFAL’s registered capital. Upon the completion of capital contribution by both parties, Mr. Wong and AHFL would own 49% and 51% of PFAL’s equity interest, respectively. The transaction was completed on April 30, 2014.

On February 13, 2015, CUIS and AHFL entered into an acquisition agreement with a selling shareholder of Genius Holdings Financial Limited (“GHFL”), Mr. Chwan hau Li, to issue 352,166 fully paid and non-assessable shares of AHFL Common Stock together with a granted option for 352,166 shares of common stock of CUIS (“Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. GHFL is a limited liability company established under the laws of British Virgin Islands in July 2013. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of AHFL. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a limited liability company incorporated under the laws of Taiwan, which in turn holds 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On February 13, 2015, the acquisition was completed; the selling shareholder transferred 100% shares in GHFL to AHFL. On March 31, 2015, the put option was exercised and Mr. Li received 352,166 shares of common shares of CUIS in exchange for his AHFL shares.

On August 7, 2015, Max Key Investment Ltd. (“MKI”) was incorporated with limited liability in the British Virgin Islands. On August 15, 2015, Prime Management Consulting (Nanjing) Co., Ltd. (“PTC Nanjing”) was incorporated with limited liability in Nanjing province of the PRC.

On May 10, 2016, Prime Technology Consulting Co., Ltd., (“PTC Taiwan”) changed its name to Prime Asia Corporation, Limited (“PA Taiwan”). PA Taiwan primarily engages in insurance platform establishment and related information technology consulting service business across Taiwan. Each of MKI, PTC Nanjing and PTC Taiwan is a wholly owned subsidiary of PFAL.

The corporate structure as of December 31, 2017 is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United, its subsidiaries and VIEs as shown in the corporate structure in Note 1. All intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported. Please see Note 25, Reclassifications.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates and assumptions.

Noncontrolling Interest

Noncontrolling interest consists of direct and indirect equity interest in AHFL and its subsidiaries arising from the acquisition of AHFL by CUIS and acquisition of PFAL by AHFL in August 2012 and April 2014, respectively.

The Company follows Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation,” which governs the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCIs be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

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

Comprehensive Income

The Company follows FASB ASC Topic 220 (“ASC 220”), “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. ASC 220 defines comprehensive income as net income and all changes to stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on securities held as available-for-sale.

Foreign Currency Transactions

The Company’s financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries are NTD, RMB and HKD. The resulting translation adjustments are reported under other comprehensive income in accordance with ASC 220. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for financial statements are as follows:

	Average Rate for the years ended December 31,
	2017		2016		2015
Taiwan dollar (NTD)	NTD	30.39845	NTD	32.21390	NTD	31.73010
China yuan (RMB)	RMB	6.75701	RMB	6.64301	RMB	6.21750
Hong Kong dollar (HKD)	HKD	7.79223	HKD	7.76173	HKD	7.75210
United States dollar ($)		$1.00000		$1.00000		$1.00000

	Exchange Rate at
	December 31, 2017		December 31, 2016
Taiwan dollar (NTD)	NTD	29.65568	NTD	32.28310
China yuan (RMB)	RMB	6.50638	RMB	6.94370
Hong Kong dollar (HKD)	HKD	7.81493	HKD	7.75434
United States dollar ($)		$1.00000		$1.00000

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination.

Marketable Securities

The Company invests part of its excessive cash in equity securities, money market funds, debt and equity funds. Such investments are included in “Marketable securities” in the accompanying consolidated balance sheets. Trading securities represent securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized and unrealized gains and losses are recorded in other income (expense).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables and is stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2017 and 2016.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expense as incurred. Upon sale of retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other income (expense).

Depreciation of office equipment, office furniture, leasehold improvements, transportation equipment and other equipment is computed using the straight-line method based on estimated useful lives ranging from one to ten years with estimated salvage value.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is not amortized but instead is tested for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using two-step goodwill impairment test. The first step screens for potential impairment of goodwill to determine if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. As of December 31, 2017, and 2016, there were no indications of impairment of goodwill.

Intangible assets, which primarily consist of software, are stated at cost, less accumulated amortization, and amortized over estimated useful lives ranging from 3 to 5 years.

Impairment of Long-Lived Assets Other than Goodwill

The Company reviews the carrying values of the long-lived assets when circumstances warrant as to whether the carrying value has become impaired. The Company considers assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from its related operations. There were no impairment recognized for the years ended December 31, 2017, 2016 and 2015.

Long-Term Investments

Long-term investments include government bonds held as available-for-sale and equity investments accounted for the cost method. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company applies the cost method of accounting for investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% and over which it does not have the ability to exercise significant influence. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Revenue Recognition

The Company’s revenue is from insurance agency and brokerage services. The Company, through its subsidiaries and VIEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when the following have occurred: persuasive evidence of an agreement between the insurance company and insured exists, services were provided, the fee for such services is fixed or determinable and collectability of the fee is reasonably assured. Insurance agency and brokerage services are considered complete and revenue is recognized, when an insurance policy becomes effective. The customers are entitled to a 10-day cancellation period from the date of issuance of the policies, in which customers can cancel the contract without any fees. The Company is notified of such cancellations by the insurance companies. For the fiscal years ended December 31, 2017, 2016 and 2015, policy cancellations were $227,901, $340,086 and $291,325, respectively.

The Company pays commissions to its sales professionals when an insurance product is sold by the sales professionals. The Company recognizes commission revenue from insurance companies on a gross basis, and the commissions paid to its sales professionals are recognized as cost of revenue.

Income Taxes

The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized.

When tax returns are filed, it is likely some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more-likely-than-not the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in general and administrative expenses in the consolidated statements of operations and other comprehensive income (loss).

Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

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

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expense approximate fair value due to the short-term duration of those instruments. See Note 24 for additional information on the fair values related to other financial assets and liabilities.

Concentration of Risk

The Company maintains cash with banks in the USA, PRC, Hong Kong, and Taiwan.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits and accounts receivable. As of December 31, 2017 and 2016, approximately $1,512,000 and $1,382,000 of the Company’s cash and cash equivalents and time deposits held by financial institutions, was insured, and the remaining balance of approximately $33,949,000 and $24,312,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the fiscal years ended December 31, 2017, 2016 and 2015, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Year ended December 31, 2017		Year ended December 31, 2016		Year ended December 31, 2015
	Amount	% of Total Revenue	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$18,617,293	26%	$23,684,774	34%	$17,649,359	36%
Taiwan Life Insurance Co., Ltd. (**)	9,309,759	13%	8,381,587	12%	6,112,311	13%
TransGlobe Life Insurance Inc.	8,168,837	11%	(*)	(*)	4,729,565	10%
Fubon Life Insurance Co., Ltd.	(*)	(*)	7,167,163	10%	6,744,014	14%

(*) Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

(**) Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

As of December 31, 2017, 2016 and 2015, the Company’s accounts receivable from these companies were:

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$3,430,661	26%	$6,503,843	41%	$3,689,404	43%
Taiwan Life Insurance Co., Ltd. (**)	2,192,668	17%	1,973,410	13%	994,978	11%
TransGlobe Life Insurance Inc.	1,811,401	14%	(*)	(*)%	747,993	8%
Fubon Life Insurance Co., Ltd	(*)	(*)	1,660,685	11%	990,327	11%

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

Segment Reporting

The Company managed and reviewed its business as three operating segments. The business of CU WFOE, CU Hong Kong and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC was managed and reviewed as the PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment. The business of PFAL was managed and reviewed as Hong Kong segment. The PRC and Taiwan segments are substantially all of the reported consolidated amounts. Please refer to Note 26 for additional information on the segment reporting.

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

Due to the PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, the Company operates its insurance agency and brokerage business in PRC primarily through Anhou, a VIE with its two subsidiaries in the PRC.

On January 17, 2011, CU WFOE and Anhou and Anhou Original Shareholders entered into the VIE Agreements (the “First VIE Agreements”) which included:

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

As a result of the capital increase and the share transfer, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “Second VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the First VIE Agreements, other than the change of shareholder names and their respective shareholdings. The First VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date. The EBCA executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect.

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

The Company reviews the VIE’s status on an annual basis. For the years ended December 31, 2017, 2016 and 2015, no event including a-d above took place that would change the Company’s primary beneficiary status.

New Accounting Pronouncements and Other Guidance

Guidance for Accounting Impacts of the Tax Cuts and Jobs Act

Income Tax Accounting Implications of the Tax Cuts and Jobs Act

On December 22, 2017, the 2017 Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law and the new legislation contains several key tax provisions that impact the Company, including a reduction of the corporate income tax rate to 21% effective for tax years beginning after December 31, 2017 and the Transition Tax, among others. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Reform Act and provides for a measurement period that should not extend beyond one year from the enactment date of the Tax Reform Act. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Reform Act for which the accounting under ASC 740 is complete. Adjustments to incomplete and unknown amounts will be recorded and disclosed prospectively during the measurement period. To the extent that a company’s accounting for certain income tax effects of the Tax Reform Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Reform Act.

As of December 31, 2017, there are no material elements of the Tax Reform Act for which the Company’s accounting is complete. While the Company's accounting for the following elements of the Tax Reform Act is incomplete, the Company was able to make reasonable estimates of the tax effect with respect to the reduction of the federal corporate tax rate. The Company has determined that the tax rate reduction does not have any material impact on the current consolidated financial statements.

The Company's accounting for the following law changes of the Tax Reform Act is incomplete, and it is not yet able to make reasonable estimates of the effects. Therefore, no provisional adjustment was recorded. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company has a significant number of foreign subsidiaries and therefore has not yet completed its calculation of the total post-1986 E&P as well as non-U.S. income taxes paid for these foreign subsidiaries. In addition, the Tax Reform Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company is continuing to evaluate the provision of the Tax Reform Act and the application of ASC 740.

Adoption of New Accounting Standards

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes." ASU 2015-17 simplifies the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. The Company applied the guidance retrospectively to all periods presented; as a result, $123,406 and $59,233 were reclassified from current deferred tax assets to non-current deferred tax assets as of December 31, 2017 and 2016, respectively. See Note 25 for additional information on the effect of the reclassifications.

Accounting Standards Issued but Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued a new accounting standard on revenue from contracts with customers, which, when effective, will supersede nearly all existing revenue recognition guidance under U.S. GAAP. The core principal of the standard is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The new guidance is effective for us in the first quarter of 2018. Two methods of transition are permitted upon adoption: full retrospective and modified retrospective. The Company will adopt this standard in the first quarter of 2018 using a modified retrospective adoption approach. Under this approach, prior periods will not be restated. Rather, revenues and other disclosures for prior periods will be provided in the notes to the financial statements as previously reported under the current revenue standard, and the cumulative effect of initially applying the new standard will be recognized as an adjustment to retained earnings as of January 1, 2018. An assessment to determine the impacts of the new accounting standard has been performed. The Company implemented new accounting and operational processes which were a result of the new guidance and analyzed the impact of these changes. The primary impacts of the new standard to the Company are expected to be as follows:

Revenue - The revenue recognition for commissions derived from insurance agency and brokerage services has been accelerated from historical patterns, recognition when the monthly or quarterly remuneration becomes determinable, to the recognition of an estimate of expected commissions upon the policy effective date. Under the new guidance, the Company will also need to defer certain revenues to reflect delivery of services over the contract period. As a result, revenue from certain arrangements will be recognized in earlier periods under the new guidance in comparison to our current accounting policies, and others will be recognized in later periods. This change is anticipated to result in a significant shift in timing of interim revenue.

Contract Costs - The assets recognized for the costs to obtain and/or fulfill a contract will be amortized on a systematic basis that is consistent with the transfer of the services to which the asset relates. These costs, including certain sales commissions and internal costs related to pre-placement broking activities, were previously expensed as incurred. As such, the Company expects the recognition of costs to shift among quarters. For situations where the amortization period of the asset is one year or less, the Company plans to apply a practical expedient and recognize the costs of obtaining a contract as an expense when incurred.

Leases

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

Credit Losses

In June 2016, the FASB issued ASC Update No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. This ASC update introduces new guidance for the accounting for credit losses on financial instruments within its scope. A new model, referred to as the current expected credit losses model, requires an entity to determine credit-related impairment losses for financial instruments held at amortized cost and to estimate these expected credit losses over the life of an exposure (or pool of exposures). The estimate of expected credit losses should consider both historical and current information, reasonable and supportable forecasts, as well as estimates of prepayments. The estimated credit losses and subsequent adjustment to such loss estimates, will be recorded through an allowance account which is deducted from the amortized cost of the financial instrument, with the offset recorded in current earnings. ASC No. 2016-13 also modifies the impairment model for available-for-sale debt securities. The new model will require an estimate of expected credit losses only when the fair value is below the amortized cost of the asset, thus the length of time the fair value of an available-for-sale debt security has been below the amortized cost will no longer affect the determination of whether a credit loss exists. In addition, credit losses on available-for-sale debt securities will be limited to the difference between the security’s amortized cost basis and its fair value. The updated guidance is effective for interim and annual periods beginning after December 15, 2019. Early adoption is permitted for periods beginning after December 15, 2018. The Company is evaluating the impact of the adoption of ASC Update No. 2016-13 on its financial position and results of operations.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). ASU No. 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, restricted cash and restricted cash equivalents. Therefore, amounts generally described as restricted cash should be included with cash and cash equivalents when reconciling the beginning of period and end of period total amounts shown on the statement of cash flows. The guidance is effective for interim and annual periods beginning after December 15, 2017. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

Simplifying the Test for Goodwill Impairment

In January 2017 the FASB issued ASU 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” (ASU 2017-04), which simplifies the accounting for goodwill impairment for all entities by requiring impairment charges to be based on the first step in today’s two-step impairment test under ASC 350, “Intangibles—Goodwill and Other”. Under the new guidance, if a reporting unit’s carrying amount exceeds its fair value, an entity will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. The standard eliminates the current ASC 350 requirement to calculate a goodwill impairment charge using Step 2. ASU 2017-14 will be applied prospectively and is effective for annual and interim impairment tests performed in periods beginning after December 15, 2019. Early adoption is permitted for annual and interim goodwill impairment testing dates after January 1, 2017. The Company is currently evaluating the impact of adopting this guidance on its consolidated financial statements.

The Company does not believe that new accounting pronouncements other than disclosed above will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – CASH AND CASH EQUIVALENTS AND TIME DEPOSITS

Cash and cash equivalents and time deposits consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Cash and cash equivalents:
Cash in banks and on hand	$11,774,489	$17,713,744
Cash equivalent – re-purchase bonds	2,697,628	-
Time deposits – with original maturities less than three months	1,001,832	2,455,711
	15,473,949	20,169,455
Time deposits – with original maturities over three months but less than one year	21,470,113	5,352,347
Total cash and cash equivalents and time deposits	$36,944,062	$25,521,802

On December 22, 2017, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $2,697,628 (NTD 80,000,000) and with 0.38% interest rate per annum. The re-purchase bonds were due in January and February 2018.

As of December 31, 2017, the Company had time deposits of approximately $1,686,017 (NTD 50,000,000) pledged as collateral for short-term loans. The amount was recorded in time deposits with original maturities over three months but less than one year. See Note 13 for the information of short-term loans.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities represented investment in equity securities of listed stocks and funds as follows:

	December 31, 2017
		Gross
		Unrealized	Total
	Cost	Gains	Fair Value
Trading:
Funds	$33,117	$264	$33,381
	$33,117	$264	$33,381

	December 31, 2016
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2015	Gains	2016
Trading:
Stocks	$28,863	$9,900	$38,763
Funds	2,340,219	47,888	2,388,107
	$2,369,082	$57,788	$2,426,870

NOTE 5 – STRUCTURED DEPOSIT

On July 7, 2017, the Company entered into an agreement with Cathay United Bank to purchase a 185-day structured deposit in effective on July 7, 2017 and mature on January 8, 2018, with principal approximately $1,229,563 (RMB8,000,000). The structured deposit has an embedded foreign exchange option linked to US Dollar to China Yuan offshore exchange rate (“USDCNH”). Strike price of the structured deposit is set at 7.3 USDCNH and the fixing date is on January 4, 2018. Yield rate will be at 4.1% per annum when the USDCNH is above or equal strike price on the fixing date, or at 3.9% per annum when blow. As of December 31, 2017, the Company used 3.9% per annum to calculate the interest because of USDCNH below the strike price.

	December 31, 2017
	Cost	Gross Unrealized Losses	Total Fair Value
Structured deposit	$1,278,551	$(30,211)	$1,248,340
	$1,278,551	$(30,211)	$1,248,340

NOTE 6 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Loan receivable	$1,510,347	$1,486,846
Prepaid rent and rent deposits	213,688	199,022
Prepaid expenses	87,947	64,678
Other receivables	135,996	50,683
Refundable business tax	150,221	17,441
Interest receivable	94,887	12,648
Total other current assets	$2,193,086	$1,831,318

On October 24, 2016, the Company entered into a loan agreement with a third party, Rich Fountain Limited (“RFL”), a company incorporated under the laws of Samoa. The Company provided a short-term loan approximately $1,618,577 (NTD48,000,000) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest of the loan were payable on April 23, 2017. On April 21, 2017, the Company and RFL entered into a supplemental agreement to extend the loan to October 23, 2017. The Company received partial payment of approximately $71,974 (NTD2,134,440) and approximately $36,256 (NTD1,075,200) on June 22, 2017 and July 14, 2017, respectively. As of December 31, 2017, the outstanding principal balance of the loan was approximately $1,510,347 (NTD44,790,360). On March 7, 2018, RFL paid off all outstanding balance of loan to the Company.

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of December 31, 2017 and 2016:

	December 31, 2017	December 31,2016
Office equipment	$1,198,456	$1,070,061
Office furniture	103,025	168,658
Leasehold improvements	761,522	581,964
Transportation equipment	221,477	132,344
Other equipment	90,990	87,302
Total	2,375,470	2,040,329
Less: accumulated depreciation	(1,429,168)	(1,113,424)
Total property, plant and equipment, net	$946,302	$926,905

Depreciation expense was $325,212, $315,344 and $332,715 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 8 – INTANGIBLE ASSETS

As of December 31, 2017 and 2016, the Company’s intangible assets consisted the following:

	December 31, 2017	December 31, 2016
Software	$1,797,227	$1,500,339
Less: accumulated amortization	(1,021,449)	(716,120)
Total intangible assets	$775,778	$784,219

Estimated future intangible assets amortization as of December 31, 2017 is as follows:

Years ending December 31,	Amount
2018	$258,824
2019	222,200
2020	190,875
2021	78,270
2022	25,609
Thereafter	-
Total	$775,778

Amortization expense was $235,972, $310,684 and $130,486 for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 9 – GOODWILL

Goodwill arose from the acquisition of PFAL in April 2014. The fair value of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the fair value of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of December 31, 2017 and 2016, there were no indications of the impairment of the goodwill.

NOTE 10 – LONG-TERM INVESTMENTS

As of December 31, 2017 and 2016, the Company’s long-term investments consisted the following:

	December 31, 2017	December 31, 2016
Equity investment accounted for the cost method	$1,296,039	$1,190,558
Government bonds held for available-for-sale	103,723	94,506
Total long-term investments	$1,399,762	$1,285,064

Equity investment accounted for the cost method

Type	Investee	Investment Ownership	December 31, 2017 Amount	December 31, 2016 Amount
Cost Method	Genius Insurance Broker Co., Ltd	15.64%	$1,296,039	$1,190,558

Government bonds held for available-for-sale

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 requirement, Law Broker is required to maintain a minimum of NTD3,000,000 ($101,161 and $92,928 as of December 31, 2017 and 2016, respectively) restricted balance in a separate account. RGDBAI Article 4 is required to deposit a minimum amount in the form of cash or government bond issued by the central government.

	December 31, 2017
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2016	Gains	2017
Government bonds	94,506	9,217	103,723
	$94,506	$9,217	$103,723

	December 31, 2016
	Fair Value at	Gross	Fair Value at
	December 31,	Unrealized	December 31,
	2015	Gains	2016
Government bonds	94,381	125	94,506
	$94,381	$125	$94,506

NOTE 11 – OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Rental deposits	$508,352	$445,283
Register capital deposit	1,075,867	-
Restricted cash	469,615	248,803
Prepayments	140,404	5,576
Deferred tax assets	123,406	84,597
Other	82,231	1,456
Total other assets	$2,399,875	$785,715

According to China Insurance Regulatory Commission No. 82, promulgated on September 29, 2016, the Company should deposit all of its registered capital in a custodian account and subject to limited usage, among which, no less than 10% of the registered capital can be invested in significant deposit by agreement or term deposit. The Company should deposit this amount after six months of the issuance date.

Restricted cash was a deposit in the bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, which is not allowed to be withdrawn without the permission of the regulatory commission, and the trust account for Law Broker’s general manager’s bonus plans.

NOTE 12 – TAXES PAYABLE

The Company’s taxes payable consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
PRC Tax	$270,267	$163,461
Hong Kong Tax	5,527	14,233
Taiwan Tax	3,232,996	2,072,175
Total taxes payable	$3,508,790	$2,249,869

PRC tax represents income tax and other taxes accrued according to PRC tax law by the Company’s subsidiaries and CAE in the PRC. Taiwan tax represents income tax and other taxes accrued according to Taiwan tax law by the Company’s subsidiaries and branches in Taiwan. Hong Kong tax represents income tax accrued according to Hong Kong tax law by the Company’s subsidiaries in Hong Kong.

NOTE 13 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Credit facility, O-Bank	$1,400,000	$-
Credit facility, CTBC	950,000	-
Total short-term loans	$2,350,000	$-

The Company entered into three credit agreements with several commercial banks during the fiscal year 2017 as follows:

•	O-Bank Co., Ltd. (“O-Bank”): The Company entered into a line of credit agreement with O-Bank for a $1,500,000 credit facility from June 22, 2017 to June 21, 2018. Borrowings under the agreement bear interest at the O-Bank’s cost of fund plus a margin of 0.5%. On December 11, 2017, the Company draw down a borrowing of $600,000 with interest at a rate of 2.35% per annum and the principal are due on March 11, 2018. On December 26, 2017, the Company borrowed $800,000 with interest at a rate of 2.70% per annum and the principal are due on March 26, 2018. The credit facility is secured by a total amount of approximately $1,686,017 (NTD50,000,000) of time deposits.

•	CTBC Bank Co., Ltd. (“CTBC”): On November 17, 2017, the Company entered into a line of credit agreement with CTBC, pursuant to which the Company has a credit facility of $1,000,000 from November 17, 2017 to July 31, 2018. Borrowings under the agreement bear interest at the CTBC’s cost of fund plus a margin of 1%. On December 28, 2017, the Company draw down a borrowing of $950,000 with interest at a rate of 3.30% per annum and the principal amount was due on January 29, 2018. Law Broker is the guarantor of the credit facility. On January 29, 2018, the Company paid off the entire principal and interest of the borrowing.

•	Far Eastern International Bank(“FEIB”): On September 21, 2017, the Company entered into a line of credit agreement with FEIB for a credit facility of $2,000,000 from September 21, 2017 to September 21, 2018. Borrowings under the agreement bear interest at the higher of the LIBOR rate plus a margin of 1.3% or the TAIFX3 rate plus a margin of 1.25%. As of December 31, 2017, there was no amount drawn on the credit facility.

Total interest expense of short-term loans was $1,531 for the year ended December 31, 2017.

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

On June 23, 2016, the Company had issued two units of its convertible bonds with an aggregate principal amount of $200,000 to a non-US person and the value of the embedded derivatives liabilities is trivial. As of December 31, 2017 and 2016, the Company had an outstanding principal balance of $200,000 of convertible bonds. Total interest expense was $12,000 and $6,363 for the years ended December 31, 2017 and 2016, respectively.

NOTE 15 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Commissions payable to sales professionals	$6,415,071	$11,869,181
AIATW and Farglory	1,237,684	2,090,718
Due to previous shareholders of AHFL	-	480,559
Accrued business tax	487,586	469,259
Withholding tax	347,824	362,954
Accrued tax penalties	-	370,000
Accrued bonus	1,730,278	1,935,091
Salary payable to administrative staff	1,194,725	183,066
Accrued labor, health insurance and employee retirement plan	114,556	92,085
Accrued advertisement expense	-	32,525
Accrued bonus for Ms. Chao	210,752	-
Other accrued liabilities	1,051,112	754,471
Total other current liabilities	$12,789,588	$18,639,909

Commissions payable to sales professionals, accrued bonus, salaries payable to administrative staff, and accrued advertisement expense are usually settled within 12 months. Accrued business tax, withholding tax, accrued labor, health insurance and employee retirement plan will be paid to the related government departments within one month. Accrued tax penalties are estimated potential penalty in the event of a tax audit. Other accrued liabilities consist of accrued interest, accrued marketing expense and operating expenses payable for training and travelling.

See Note 17 for additional information on current liabilities related to AIA International Limited Taiwan Branch (“AIATW”) and Farglory, due to previous shareholders of AHFL, and accrued bonus for Ms. Chao.

NOTE 16 – LONG-TERM LOANS

The Company’s long-term loans consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Loan A, interest at 8% per annum, maturity date May 15, 2019	$130,641	$144,015
Loan B, interest at 8% per annum, maturity date July 20, 2019	118,345	110,892
Total long-term loans	$248,986	$254,907

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The long-term Loan Agreement provided for approximately $130,641 (RMB 850,000) and $144,015 (RMB 850,000), as of December 31, 2017 and 2016, respectively, loan to the Company. The long-term Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The long-term Loan Agreement provided for approximately $118,345 (RMB 770,000) and $110,892 (RMB 770,000), as of December 31, 2017 and 2016, respectively, loan to the Company. The long-term Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019.

Total interest expenses for the long-term loans were $20,737 and $11,755, respectively, for the years ended December 31, 2017 and 2016.

NOTE 17 – LONG-TERM LIABILITIES

The Company’s long-term liabilities consisted of the following as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Unearned revenue – AIATW	$4,239,130	$4,742,272
Unearned revenue – Farglory	-	495,615
Deferred tax liabilities	122,551	-
Due to previous shareholders of AHFL	480,559	-
Other long-term liabilities	-	77,440
Total long-term liabilities	$4,842,240	$5,315,327

Unearned revenue – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIATW, the purpose to which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee approximately $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee on a pro rata basis when the performance targets are not met were revised.

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (the “Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Amendment No. 2, the expiration date of the Strategic Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 was suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter (the “2016 Letter”) to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (Amendment No. 3). Pursuant to the Amendment No. 3, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, among which (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in Amendment No. 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business promotion fees at NTD 330,000,000 for each contract years within one month after the termination.

The Company recognizes AIATW’s revenue when the life insurance products provided by AIATW are met: (i) persuasive evidence of an agreement between the insurance company and insured exists, (ii) insurance brokerage services have been provided, (iii) the fee to be paid by the related insurer to the Company for such services is fixed or determinable, and (iv) the collectability of the fee is reasonably assured. The refund is primarily due to the portion of performance sales targets are not met in that contract year. The following table presents the amounts recognized as revenue and the refunded for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	52,621,159		NTD	2,631,058	NTD	59,759,793		NTD	2,987,990

(1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is difference from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD27,137,958), net of Value-Added Tax (“VAT”). On December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year.
(2)	For the year ended December 31, 2017, the Company recognized the second contract year’s revenue amount of $422,883 (NTD12,855,000), net of VAT, and refunded the amount of $690,537 (NTD20,478,333), net of VAT, for the same contract period.
(3)	For the year ended December 31, 2017, the Company estimated to recognize the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund the amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

The Company recognized revenue of $1,731,048 (NTD52,621,159), net of VAT, and nil for the years ended December 31, 2017 and 2016 related to this agreement. As of December 31, 2017 and 2016, the Company had non-current portion of unearned revenue of $4,239,130 and $4,742,272, respectively, and amounts in current liabilities of $633,955 and $1,966,814, respectively, related to the Alliance Agreement.

Unearned revenue – Farglory

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory Life Insurance Co., Ltd. (“Farglory”). The Company is to provide consulting services to Farglory for NTD4,000,000 per year and the aggregate consulting services fee is NTD20,000,000 from May 1, 2016 to April 30, 2021. On January 2, 2018, both parties reached the final agreement and the Company received termination notice from Farglory. Pursuant to the termination notice, the Company should refund approximately $603,729 (NTD17,904,000) to Farglory. As of December 31, 2017 and 2016, the Company had long-term liabilities amount of nil and $495,615, respectively, and amounts in the current liabilities of $603,729 and $123,904, respectively, related to this Service Agreement. For the year ended December 31, 2017, the Company recognized revenue amount of $68,951 (NTD2,096,000) and refund amount of $603,729 related to this Service Agreement.

Due to previous shareholders of AHFL

Due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. The Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, the Company committed to distribute the cash payment in the amount approximately $676,466 (NTD 22.5 million) to the selling shareholders of AHFL on or prior to June 30, 2016. On July 21, 2016, the Company arranged for the payment of $153,097 (NTD4,830,514) to the selling shareholders. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019.

Other long-term liabilities

On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she acts as the general manager of Law Broker for and a term from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years.

On May 14, 2016, Law Broker and Ms. Chao entered into a supplementary agreement (“Supplementary Agreement”) to postpone her pension vesting date to December 29, 2016. Law Broker expects that none of the above-mentioned bonuses are to be paid prior to May 2019, and therefore it has recorded as long-term liabilities representing the corresponding portion of such bonuses accrued. On March 13, 2017, Law Broker and Ms. Chao entered into another amendment to Engagement Agreement dated May 10, 2016 to specify 1) Ms. Chao’s pension calculation assumption and start date, and 2) the non-competition provision start date. As of December 31, 2017 and 2016, the balance of such accrued long-term liabilities was $0 and $77,440, respectively. The Company had current liabilities amounted $210,752 and $0 as of December 31, 2017 and 2016, respectively, related to accrued bonus for Ms. Chao.

NOTE 18 – PREFERRED STOCK

On January 28, 2011, the Company increased the number of authorized shares of common stock from 30,000,000 to 100,000,000 and authorized 10,000,000 shares of preferred stock with $0.00001 par value. It currently has 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) issued and outstanding as of December 31, 2017 and 2016. The Series A Stock has the following rights and preferences:

•	Voting Rights. Except as otherwise provided by law, the Series A Stock and the common stock vote together on all matters submitted to a vote of the Company’s shareholders. Each holder of Series A Stock is entitled to ten votes for each share of Series A Stock held of record by such holder as of the applicable record date on any matter that is submitted to a vote of the stockholders of the Registrant.

•	Series A Board Designee and Board Restriction. In addition to the voting rights disclosed above, the holders of the Series A Stock shall be entitled to appoint one director (the “Series A Director”). No Board resolution regarding certain material Company actions can be made without the affirmative vote of the Series A Director.

•	Dividends. The holders of Series A Stock are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Registrant as may be declared by the Board.

•	Liquidation. In the event of a voluntary or involuntary liquidation, dissolution, distribution of assets or winding up of the Registrant, the holders of common stock and the holders of Series A Stock shall be entitled to share equally on a per share basis, in all assets of the Registrant of whatever kind available for distribution.

•	Conversion Rights. The holders of the Series A Stock have the right to convert their shares thereof at any time into shares of the Registrant’s common stock. Each share of Series A Stock is convertible into one share of common stock.

If the Registrant in any manner subdivides or combines the outstanding shares of common stock, the outstanding shares of the Series A Stock will be subdivided or combined in the same manner.

Business Combinations. In any merger, consolidation, reorganization or other business combination, the consideration received per share by the holders the common stock and the holders of the Series A Stock in such merger, consolidation, reorganization or other business combination shall be identical; provided however, that if such consideration consists, in whole or in part, of certain equity interests, the rights and limitations of such equity interests may differ from the extent that the rights and limitations of the common stock and the Series A Stock differ.

Fully Paid and Nonassessable. All of the Company’s outstanding shares of preferred stock are fully paid and nonassessable.

From the qualitative aspect, the Company notes the following regarding this deemed compensation:

➢	Does not violate any debt or other contract covenants;

➢	Does not change any earnings or EPS trends;

➢	Does not affect any previous earnings or EPS guidance;

➢	Does not affect any segment or class of revenue;

➢	Does not affect any regulatory compliance matters;

➢	Does not affect cash compensation of management;

➢	Does not involve concealment of an unlawful act

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

NOTE 19 – STATUTORY RESERVES

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

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of net profits, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve as they have accumulated losses.

NOTE 20 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following as of December 31, 2017 and 2016:

Name of Controlled Entity	% of Non- controlling Interest	As of December 31, 2016	Net Income of Non-Controlling Interests	Other Comprehensive Gain/(Loss) of Non-Controlling Interests	As of December 31, 2017
Law Enterprise	34.05%	$17,386	$(307,217)	$46,591	$(243,240)
Law Broker	34.05%	9,621,159	3,387,038	892,144	13,900,341
PFAL	49.00%	232,414	(3,817)	(518)	228,079
MKI	49.00%	(1,569)	(548)	-	(2,117)
PA Taiwan	49.00%	(95,448)	(52,169)	2,175	(145,442)
PTC Nanjing	49.00%	(2,400)	(60)	495	(1,965)
Total		$9,771,542	$3,023,227	$940,887	$13,735,656

Name of Controlled Entity	% of Non- controlling Interest	As of December 31, 2015	Net Income of Non-Controlling Interests	Other Comprehensive Gain/(Loss) of Non-Controlling Interests	As of December 31, 2016
Law Enterprise	34.05%	$199,699	$(307,583)	$125,270	$17,386
Law Broker	34.05%	7,197,128	2,402,245	21,786	9,621,159
PFAL	49.00%	206,098	26,411	(95)	232,414
MKI	49.00%	(1,065)	(504)	-	(1,569)
PA Taiwan	49.00%	(26,292)	(70,341)	1,185	(95,448)
PTC Nanjing	49.00%	(837)	(904)	(659)	(2,400)
Total		$7,574,731	$2,094,324	$147,487	$9,771,542

Restatement did not impact to non-controlling interests, see Note 27 for Restatement.

NOTE 21 – INCOME TAX

Provision (benefit) for income taxes for the year ended December 31, 2017 consisted of:

Year ended December 31, 2017	Federal	State	Foreign	Total
Current	$-	$-	$3,426,326	$3,426,326
Deferred	-	-	87,391	87,391
Total	$-	$-	$3,513,717	$3,513,717

Provision (benefit) for income taxes for the year ended December 31, 2016 consisted of:

Year ended December 31, 2016	Federal	State	Foreign	Total
Current	$-	$-	$2,207,581	$2,207,581
Deferred	-	-	(87,983)	(87,983)
Total	$-	$-	$2,119,598	$2,119,598

Provision (benefit) for income taxes for the year ended December 31, 2015 consisted of:

Year ended December 31, 2015	Federal	State	Foreign	Total
Current	$-	$-	$1,553,650	$1,553,650
Deferred	-	-	(34,424)	(34,424)
Total	$-	$-	$1,519,226	$1,519,226

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2017 and 2016 consisted of the following:

	2017	2016
Deferred tax assets
Net operating loss carry-forward	$874,934	$993,050
Others	123,406	84,597
Total	$998,340	$1,077,647
Valuation allowance	(874,934)	(993,050)
Net deferred tax assets - noncurrent	$123,406	$84,597

Deferred tax liabilities - noncurrent	$122,551	$-

A 100% valuation allowance was provided for the deferred tax assets related to the PRC segment as of December 31, 2017 and 2016. The deferred tax assets of $123,406 and $84,597 related to the Taiwan segment was included in other assets, respectively, on the consolidated balance sheets as of December 31, 2017 and 2016. Deferred tax liabilities were the timing differences of revenue and cost of sales recognized in the year ended December 31, 2017. Deferred tax liabilities of $122,551 and nil, respectively, related to the PRC segment were in other long-term liabilities on the consolidated balance sheets as of December 31, 2017 and 2016.

CU WFOE and the VIE in the PRC are governed by the Income Tax Law of the PRC concerning the private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, instead of net income.

Beginning for the year ended December 31, 2017 Anhou and its branches elected to file joint tax returns under PRC tax jurisdiction. Due to the adoption of this filing method, operating loss in the branches from the year 2016 and prior years can no longer deduct earnings beginning in the year 2017. However, any loss incurred in any of the branches in the joint tax return will be consolidated and any further loss in the joint tax return can be carried over to the five years from the year 2017. Due to the joint filing of tax returns for Anhou, the Company reversed deferred tax assets and related valuation allowance of $67,577 previously recognized as of December 31, 2016.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings to its shareholders.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 16.5% on the estimated assessable profits.

The following table reconciles the US statutory rates to the Company’s effective tax rate for the year ended December 31, 2017, 2016 and 2015:

	Year ended December 31, 2017	Year ended December 31, 2016	Year ended December 31, 2015
US statutory rate	34%	34%	34%
Tax rate difference	(18)%	(20)%	(22)%
Tax base difference	-%	1%	(1)%
Income tax on undistributed earnings	-%	10%	10%
Loss in subsidiaries	3%	5%	15%
Un-deductible and non-taxable items	7%	-%	-%
Effective tax rate	26%	30%	36%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

In connection with the acquisition of China entities, the Company is required to comply with the information return reporting requirements such as Foreign Bank Accounts Reporting (FBAR), Information Return on Foreign-Owned U.S. Corporation or U.S. Corporation owning certain foreign corporation (Under Section 6038A and 6038C of Internal Revenue Code, etc.). The Company failed to comply with such requirements for the years of 2010, 2011 and 2012 and the potential penalty was estimated to be $370,000 in the event of a tax audit, which has been accrued in the fiscal year ended December 31, 2013. The Company reversed the tax penalty of $370,000 in the fiscal year ended December 31, 2017 as of a result of the statutes of limitations for examination has expired.

NOTE 22 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarized the Company’s loans payable related parties as of December 31, 2017 and 2016:

	December 31, 2017	December 31, 2016
Due to Mr. Mao (CEO of the Company)	$409,054	$361,379
Due to Xude Investment (Owned by Mr. Chwan Hau Li*)	-	32,374
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,128	1,994
Ms. Lu (Shareholder of Anhou)	161,380	-
Due to Yuli Broker (Owned by Ms. Lee**)	-	265
Due to Yuli Investment (Owned by Ms. Lee**)	-	265
Due to I Health Management Corp***	17,703	3,724
Total	$590,265	$400,001

* Chwan Hau Li is a Director of the Company

** Mr. Lee is the Director of Law Broker

*** 25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

Debt Forgiveness – Related Parties

Xude Investment was owned by Mr. Chwan Hau Li, Director of the Company. The outstanding balance as of December 31, 2016 was primarily related to the set-up fees on behalf of GHFL and GIC. In March 2017, Xude Investment agreed to forgive the Company’s debt. As of December 31, 2017, the Company has debt forgiveness recognized with a total amount of $32,937.

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. The Company recorded rent income of $564 and $279, respectively, for the years ended December 31, 2017 and 2016.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NTD18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. The Company recorded rent income of $564 and $279, respectively, for the years ended December 31, 2017 and 2016.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $42,000 (NTD1,275,000). For the year ended December 31, 2017, The Company had cost of revenue related to I Health amounted $13,315. The Company has cost of revenue and due to I Health totaled $25,130 and $3,724, respectively, for the year ended and as of December 31, 2016.

On December 7, 2016, the Company entered into an advisory agreement with Fu Chang Li (“Mr. Li,” the Director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $59,000 (NTD1,800,000). The Company had general and administrative expense related to this advisory agreement amounted $59,214 and $0 for the years ended December 31, 2017 and 2016, respectively.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex Biz Solution Limited. (“Apex,” was formerly known as Prime Technology Corp.) Apex and PFAL are related parties of the Company because they are owned by the Company’s managment. According to the Agreement, the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of December 31, 2017 and 2016, the Company had account receivable amounted $17,231 and $6,660, respectively. The Company also had revenue amounted $50,053 and $6,356 for the years ended December 31, 2017 and 2016, respectively.

NOTE 23 – COMMITMENTS

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2017, 2016 and 2015 were $2,537,348, $2,132,950 and $1,735,521, respectively. At December 31, 2017, total future minimum annual lease payments under operating leases were as follows, by years:

Twelve months ending December 31, 2018	$2,022,510
Twelve months ending December 31, 2019	877,362
Twelve months ending December 31, 2020	197,971
Twelve months ending December 31, 2021	50,461
Twelve months ending December 31, 2022	14,199
Thereafter	-
Total	$3,162,503

NOTE 24 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial Risk Management

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

(c) Currency risk

The functional currency for the subsidiaries in Taiwan is NTD, the functional currency for the subsidiaries in Hong Kong is HKD, and the functional currency for the subsidiaries and VIEs in PRC is RMB. The consolidated financial statements of the Company are in USD. The fluctuation of NTD, HKD and RMB will affect the Company’s operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

Fair Value of Financial Instruments

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities as of December 31, 2017:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Time deposits	$-	$22,471,945	$-	$22,471,945
Marketable securities:
Fund	33,381	-	-	33,381
Structured deposit	-	1,248,340	-	1,248,340
Loan receivable (Other current assets in Note 6)	-	-	1,510,347	1,510,347
Long-term investment:
Equity investment	-	-	1,941,800	1,296,039
Government bonds	-	103,723	-	103,723

Liabilities
Short-term loans	$-	$-	$2,350,000	$2,350,000
Due to related parties	-	-	590,265	590,265
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	248,986	248,986

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities as of December 31, 2016:

	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Time deposits	$-	$7,808,058	$-	$7,808,058
Marketable securities:
Stocks	38,763	-	-	38,763
Funds	2,388,107	-	-	2,388,107
Loan receivable (Other current assets in Notes 6)	-	-	1,486,846	1,486,846
Long-term investment:
Equity investment	-	-	1,288,279	1,190,558
Government bonds	-	94,506	-	94,506

Liabilities
Due to related parties	$-	$-	$400,001	$400,001
Convertible bonds	-	-	200,000	200,000
Long-term loans	-	-	254,907	254,907

Time deposits – The carrying amount approximates its fair value due to short-term duration of the bank time deposits.

Marketable securities – The fair value of stocks and funds is generally valued based on quoted market prices in active markets.

Structured deposit – The fair value of the structured deposit is determined based on present value of the structured deposit, using annum yield of 3.9%.

Loan receivable – The Company’s loan receivable is determined based on 4.5% per annum interest rate on the recent lending to Rich Fountain Limited.

Equity investment – The fair value of the Company’s equity investment was arrived at using the “Income Approach.” The calculation assumptions were based on the growth rate, cash discount rate (rate for weighted average cost of capital), and liquidity discount rate.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in Taipei Exchange (formerly the Gre Tai Securities Market.)

Short-term loans – The fair value of the Company’s short-term loans had been determined based on the nature of the interest rates and the proximity to the issuance date.

Due to related parties – The amount due to related parties bears no interest and payable on demand.

Convertible bonds – The Company determined the fair value of the convertible bonds is 80% of the average closing trading price for the ten (10) business days immediately prior to the conversion date.

Long-term loans - The fair value of the long-term loans were determined by discounted cash flows based on the interest rates.

NOTE 25 – RECLASSIFICATIONS

Certain reclassifications have been made to the financial statements for prior years to conform to the current year’s presentation. The changes of the presentation were with respect to present time deposits as a line item on the consolidated balance sheets and reclassify deferred current tax assets from other current assets to other assets in accordance with FASB ASU No. 2015-17. The effects of the reclassifications for the prior year were reflected below.

Consolidated Balance Sheet	December 31, 2016
Original:
Cash and cash equivalents	$25,521,802
Other current assets	1,890,551
Other assets	726,482

Reclassified:
Cash and cash equivalents	$20,169,455
Time deposits	5,352,347
Other current assets	1,831,318
Other assets	785,715

Consolidated Statements of Cash Flows	Year Ended December 31, 2016	Year Ended December 31, 2015
Original:
Net cash used in investing activities	$(2,625,499)	$(383,843)

Foreign currency translation	147,568	(832,294)
Net increase in cash and cash equivalents	4,689,978	1,260,025

Cash and cash equivalents, beginning balance	20,831,824	19,571,799
Cash and cash equivalents, ending balance	25,521,802	20,831,824

Reclassified:
Cash flows from investing activities:
Purchases of time deposits	$(7,161,459)	$(9,562,553)
Proceeds from maturities of time deposits	9,697,617	10,556,173
Net cash provided by (used in) investing activities	(89,341)	609,777

Foreign currency translation	7,530	(564,053)
Net increase (decrease) in cash and cash equivalents	7,086,098	2,521,886

Cash and cash equivalents, beginning balance	13,083,357	10,561,471
Cash and cash equivalents, ending balance	20,169,455	13,083,357

NOTE 26 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the years ended December 31, 2017, 2016 and 2015 were as follows:

	For the years ended December 31,
Geographical Areas	2017	2016	2015
			(Restated)
Revenue
Taiwan	$62,147,136	$61,208,145	$48,669,261
PRC	10,467,488	8,461,511	5,892,928
Hong Kong	302,096	325,408	461,577
Elimination adjustment	(68,276)	(61,058)	-
Total revenue	$72,848,444	$69,934,006	$55,023,766

Income (loss) from operations
Taiwan	$12,109,928	$7,303,616	$3,073,888
PRC	489,017	(817,914)	(1,525,560)
Hong Kong	3,065	66,356	209,373
Elimination adjustment	141,410	132,432	42,884
Total income (loss) from operations	$12,743,420	$6,684,490	$1,800,585

Depreciation and amortization expenses
Taiwan	$466,020	$541,461	$366,717
PRC	94,877	84,279	96,172
Hong Kong	287	288	312
Elimination adjustment	-	-	-
Total depreciation and amortization expenses	$561,184	$626,028	$463,201

Interest income
Taiwan	$422,688	$234,316	$208,526
PRC	1,696	4,464	31,047
Hong Kong	-	1	2
Elimination adjustment	(85,215)	(30,116)	(9,066)
Total interest income	$339,169	$208,665	$230,509

Interest expenses
Taiwan	$98,746	$38,083	$9,720
PRC	21,844	11,755	-
Hong Kong	-	-	-
Elimination adjustment	(85,215)	(30,116)	(9,066)
Total interest expenses	$35,375	$19,722	$654

Income tax
Taiwan	$3,236,264	$2,095,827	$1,496,206
PRC	282,504	13,135	16,429
Hong Kong	(5,051)	10,636	6,591
Elimination adjustment	-	-	-
Total income tax	$3,513,717	$2,119,598	$1,519,226

Net income (loss)
Taiwan	$10,050,593	$5,803,241	$1,963,988
PRC	128,052	(844,778)	(1,531,555)
Hong Kong	(7,790)	53,900	222,665
Elimination adjustment	7,010	7,220	6,187
Total net income (loss)	$10,177,865	$5,019,583	$661,285

The geographical distribution of the Company’s financial information as of December 31, 2017 and 2016 were as follows:

	As of December 31,
Geographical Areas	2017	2016
		(Restated)
Capital expenditures
Taiwan	$(507,983)	$(835,564)
PRC	(34,445)	(148,936)
Hong Kong	-	-
Total capital expenditures	$(542,428)	$(984,500)

Long-lived assets
Taiwan	$1,612,125	$1,453,772
PRC	109,597	256,704
Hong Kong	358	648
Elimination adjustment	-	-
Total long-lived assets	$1,722,080	$1,711,124

Reportable assets
Taiwan	$96,399,321	$90,388,991
PRC	11,140,124	13,325,433
Hong Kong	643,881	561,708
Elimination adjustment	(48,910,083)	(54,908,429)
Total reportable assets	$59,273,243	$49,367,703

NOTE 27 – RESTATEMENT

The Company has restated its previously filed 2016 and 2015 consolidated financial statements to correct a material error related to the accounting for the acquisition of GHFL in 2015. The GHFL acquisition has been accounted for the acquisition of a business but upon reflection and further analysis, the Company has concluded that it would be more accurately accounted for as an asset acquisition.

The restatement for 2016 consolidated financial statements:

CONSOLIDATED BALANCE SHEET

	As of December 31, 2016
	Previously Reported	Adjustment		Restated

ASSETS
Current assets
Cash and cash equivalents	$25,521,802	$(5,352,347)	{b}	$20,169,455
Time deposits	-	5,352,347	{b}	5,352,347
Marketable securities	2,426,870	-		2,426,870
Accounts receivable, net	15,774,159	-		15,774,159
Other current assets	1,890,551	(59,233)	{b}	1,831,318
Total current assets	45,613,382	(59,233)	{b}	45,554,149

Property, plant and equipment, net	926,905	-		926,905
Intangible assets	784,219	-		784,219
Goodwill	2,071,491	(2,039,840)	{a}	31,651
Long-term investment	1,285,064	-		1,285,064
Other assets	726,482	59,233	{b}	785,715
TOTAL ASSETS	$51,407,543	$(2,039,840)	{a}	$49,367,703

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$2,249,869	$-		$2,249,869
Due to related parties	400,001	-		400,001
Other current liabilities	18,639,909	-		18,639,909
Total current liabilities	21,289,779	-		21,289,779
		-
Convertible bonds	200,000	-		200,000
Long-term loans	254,907	-		254,907
Long-term liabilities	5,315,327	-		5,315,327
TOTAL LIABILITIES	27,060,013	-		27,060,013

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	-		10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	-		295
Additional paid-in capital	8,157,512	-		8,157,512
Statutory reserves	3,799,585	-		3,799,585
Retained earnings	3,286,562	(2,039,840)	{a}	1,246,722
Accumulated other comprehensive gain/ (loss)	(667,976)	-		(667,976)
Stockholders’ equity attribute to parent’s shareholders	14,575,988	(2,039,840)	{a}	12,536,148
Noncontrolling interests	9,771,542	-		9,771,542
TOTAL STOCKHOLDERS’ EQUITY	24,347,530	(2,039,840)	{a}	22,307,690
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,407,543	$(2,039,840)	{a}	$49,367,703

{a} The Company corrected the acquisition method from business acquisition to asset acquisition. The consideration provided in excess of fair market value of the purchased entity cannot be treated as goodwill. The excess payment is restated to compensation on asset acquisition.

{b} See Note 25 for additional information on the reclassifications.

The restatement for 2015 consolidated financial statements:

CONSOLIDATED BALANCE SHEET

	As of December 31, 2015
	Previously Reported	Adjustment		Restated

ASSETS
Current assets
Cash and cash equivalents	$20,831,824	$(7,748,467)	{b}	$13,083,357
Time deposits	-	7,748,467	{b}	7,748,467
Marketable securities	2,369,082	-		2,369,082
Accounts receivable, net	9,630,993	-		9,630,993
Other current assets	1,055,015	-		1,055,015
Total current assets	33,886,914	-		33,886,914

Property, plant and equipment, net	918,798	-		918,798
Intangible assets	468,779	-		468,779
Goodwill	2,071,491	(2,039,840)	{a}	31,651
Long-term investment	1,264,611	-		1,264,611
Other assets	791,223	-		791,223
TOTAL ASSETS	$39,401,816	$(2,039,840)	{a}	$37,361,976

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Taxes payable	$1,521,962	$-		$1,521,962
Short-term loan	222,235	-		222,235
Due to related parties	945,932	-		945,932
Other current liabilities	10,870,750	-		10,870,750
Total current liabilities	13,560,879	-		13,560,879
		-
Long-term liabilities	6,594,530	-		6,594,530
TOTAL LIABILITIES	20,155,409	-		20,155,409

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	-		10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	-		295
Additional paid-in capital	8,157,512	-		8,157,512
Statutory reserves	2,385,327	-		2,385,327
Retained earnings	1,808,665	(2,039,840)	{a}	(231,175)
Accumulated other comprehensive gain/ (loss)	(680,133)	-		(680,133)
Stockholders’ equity attribute to parent’s shareholders	11,671,676	(2,039,840)	{a}	9,631,836
Noncontrolling interests	7,574,731	-		7,574,731
TOTAL STOCKHOLDERS’ EQUITY	19,246,407	(2,039,840)	{a}	17,206,567
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$39,401,816	$(2,039,840)	{a}	$37,361,976

CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	For the year ended December 31, 2015
	Previously Reported	Adjustment		Restated

Revenue	$55,023,766	-		$55,023,766
Cost of revenue	35,423,762	-		35,423,762
Gross profit	19,600,004	-		19,600,004

Operating expenses:
Selling	3,084,408	-		3,084,408
General and administrative	12,675,171	2,039,840	{a}	14,715,011
Total operating expense	15,759,579	2,039,840	{a}	17,799,419

Income from operations	3,840,425	(2,039,840)	{a}	1,800,585

Other income (expenses)
Interest income	230,509	-		230,509
Interest expense	(654)	-		(654)
Other - net	150,071	-		150,071
Total other income (expenses)	379,926	-		379,926

Income before income taxes	4,220,351	(2,039,840)	{a}	2,180,511
Income tax expense	1,519,226	-		1,519,226

Net income (loss)	2,701,125	(2,039,840)	{a}	661,285
Net income attributable to the noncontrolling interests	1,623,198	-		1,623,198
Net income (loss) attributable to parent’s shareholders	1,077,927	(2,039,840)	{a}	(961,913)

Other comprehensive items
Foreign currency translations gain(loss)	(329,562)	-		(329,562)
Other	310	-		310
Other comprehensive income (loss) attributable to parent’s shareholders	(329,252)	-		(329,252)
Other comprehensive items attributable to noncontrolling interests	(477,738)	-		(477,738)

Comprehensive income attributable to parent’s shareholders	$748,675	(2,039,840)	{a}	$(1,291,165)
Comprehensive income attributable to noncontrolling interests	$1,145,460	-		$1,145,460

Weighted average shares outstanding:
Basic	29,365,834			29,365,834
Diluted	30,365,834			29,365,834

Income per share:
Basic	$0.037			$(0.033)
Diluted	$0.035			$(0.033)

{a} The Company corrected the acquisition method from business acquisition to asset acquisition. The consideration provided in excess of fair market value of the purchased entity cannot be treated as goodwill. The excess payment is restated to compensation on asset acquisition.

{b} See Note 25 for additional information on the reclassifications.

NOTE 28 – QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s consolidated balance sheet. See “Note 27—Restatement” for information concerning the Restatement of the Company’s financial statements.

	As of March 31, 2017
	Previously Reported	Adjustment	Restated
CONSOLIDATED BALANCE SHEET

ASSETS
Goodwill	$2,071,491	$(2,039,840)	$31,651

TOTAL ASSETS	49,227,142	(2,039,840)	47,187,302

Retained earnings	4,152,250	(2,039,840)	2,112,410

Stockholders’ equity attribute to parent’s shareholders	16,701,244	(2,039,840)	14,661,404

TOTAL STOCKHOLDERS’ EQUITY	27,792,876	(2,039,840)	25,753,036
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,227,142	$(2,039,840)	$47,187,302

	As of June 30, 2017
	Previously Reported	Adjustment	Restated
CONSOLIDATED BALANCE SHEET

ASSETS
Goodwill	$2,071,491	$(2,039,840)	$31,651

TOTAL ASSETS	48,983,681	(2,039,840)	46,943,841

Retained earnings	5,804,053	(2,039,840)	3,764,213

Stockholders’ equity attribute to parent’s shareholders	18,721,318	(2,039,840)	16,681,478

TOTAL STOCKHOLDERS’ EQUITY	30,295,360	(2,039,840)	28,255,520
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$48,983,681	$(2,039,840)	$46,943,841

	As of September 30, 2017
	Previously Reported	Adjustment	Restated
CONSOLIDATED BALANCE SHEET

ASSETS
Goodwill	$2,071,491	$(2,039,840)	$31,651

TOTAL ASSETS	51,132,862	$(2,039,840)	49,093,022

Retained earnings	6,663,807	$(2,039,840)	4,623,967

Stockholders’ equity attribute to parent’s shareholders	20,077,289	(2,039,840)	18,037,449

TOTAL STOCKHOLDERS’ EQUITY	32,344,226	(2,039,840)	30,304,386
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,132,862	$(2,039,840)	$49,093,022

NOTE 29 – SUBSEQUENT EVENTS

Taiwan Income Tax Law Amendment become effective in February 2018. Income tax rate of Taiwan has been changed from 17% to 20% staring from 2018. The Company has determined that the change in tax rate will affect the Company’s deferred tax assets and liabilities beginning in the first quarterly consolidated financial statements in 2018.

On January 25, 2018, the Company draw down a borrowing of $1,500,000 from the credit agreement with FEIB. This borrowing bears an interest rate of 2.95% per annum and the principal and interest are due on February 23, 2018. The borrowing requires time deposits with a total amount of $2,000,000 as collateral. On February 23, 2018, the Company and FEIB agreed to extend this loan from February 23, 2018 to March 23, 2018.

The Company plans to invest in its Yuli Broker, a related party owned by Ms. Lee. The application of the investment was approved by Investment Commission of the Ministry of Economic Affairs in Taiwan in January 2018.

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no other subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2017, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses identified and described in Item 9A(b).

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive officers have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s annual report on internal control over financial reporting

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2017, as described below.

(1)	We did not maintain an effective control environment as we did not effectively implement a process to ensure that the bonus revenue is properly recognized at the period end.

(2)	We did not have qualified individuals to identify unusual transactions and appropriately assess for financial impact, and ensure the consolidation and reporting are in compliance with US GAAP.

(3)	We did not establish a strong Internal Audit function to assist management with assessing the effectiveness of internal control over financial reporting.

These material weaknesses resulted in material misstatements of our historical financial statements, which necessitated a restatement of our consolidated financial statements for the years ended December 31, 2016 and 2015 and our unaudited quarterly financial information for the first three quarters in the year ended December 31, 2017. Disclosures related to the restatement adjustments are included in Part II, Item 8, Note 27 and 28 of this Form 10-K.

Additionally, each of the material weaknesses described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Simon & Edward, LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this Annual Report.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented. Accordingly, we believe that the financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

(c)	Management’s Remediation Plan

We are committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We are currently evaluating the impact of the material weaknesses and have taken or are in the process of taking the following actions:

(1)	We have begun to design our internal controls over the accounting for evaluating the completeness of the bonus revenue at the period end.

(2)	We plan to recruit personnel with the appropriate education, experience, and certifications, such as CPA or CIA, who has sufficient knowledge of US GAAP and SOX 404, and can identify unusual transactions timely and appropriately for assessing financial report impact.

(3)	We plan to establish structure, authority, and responsibilities to ensure the objectives of internal control over financial reporting were adequately achieved. We also plan to deliver training to control owners regarding risks, controls and maintaining adequate control evidence, as well as dedicate additional resources to support internal audit function.

However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively, the material weaknesses described above will continue to exist.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the Proxy Statement) to be filed with the Securities and Exchange Commission in connection with our 2018 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement, dated August 24, 2012, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012).

2.2	Amendment to Acquisition Agreement, dated March 14, 2013, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013).

2.3	Second Amendment to Acquisition Agreement, dated March 13, 2015, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.3 to the Form 10-K filed with the SEC on March 18, 2015).

2.4	Third Amendment to Acquisition Agreement, dated February 17, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2016).

2.5	Acquisition Agreement, dated February 13, 2015, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015).

2.6	Amendment 2 to Acquisition Agreement, dated February 15, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 18, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011).

10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011).

10.3	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011).

10.4	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011).

10.5	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011).

10.6	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011).

10.7	Power of Attorney, dated January 17, 2011, by Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011).

10.8	Power of Attorney, dated January 17, 2011, by Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011).

10.9	Power of Attorney, dated January 17, 2011, by Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011).

10.10	Power of Attorney, dated January 17, 2011, by Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011).

10.11	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011).

10.12	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011).

10.13	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011).

10.14	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011).

10.15	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Allianz China Life Insurance Company Limited (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011).

10.16	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011).

10.17	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Li Dan (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011).

10.18	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Yan Fang (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011).

10.19	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Liu Jianxin (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011).

10.20	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xudong (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011).

10.21	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xumin (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011).

10.22	Translation of Insurance Agency Contract, dated November 5, 2003, by and between Taiping Life Insurance Co., Ltd. and Zhengzhou Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011).

10.23	Translation of Creditors Right Subrogation Agreement, dated March 31, 2011, by and between Jin, Yong-Guang and Li, Fu-Chang (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011).

10.24	Translation of Debt Waiver Agreement, dated March 31, 2011, by and between Fu Chang Li and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011).

10.25	Translation of Employment Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Chuang Yun Chi (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012).

10.26	Translation of Insurance Agency Contract, dated January 1, 2008, by and between Law Insurance Broker Co., Ltd. and China Life Insurance Company (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012).

10.27	Translation of Insurance Agency Contract, dated December 30, 2000, by and between Law Insurance Broker Co., Ltd. and Farglory Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012).

10.28	Translation of Insurance Agency Contract, dated February 20, 2004, by and between Law Insurance Broker Co., Ltd. and Fubon Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012).

10.29	Translation of Insurance Agency Contract, dated July 22, 1993, by and between Law Insurance Broker Co., Ltd. and KuoHua Life Insurance Company (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012).

10.30	Translation of Insurance Agency Contract, dated January 1, 2002, by and between Law Insurance Broker Co., Ltd. and TransGlobe Life Insurance Company (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012).

10.31	Translation of Insurance Agency Contract, dated September 1, 2009, by and between Law Insurance Broker Co., Ltd. and ACE Insurance Company (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012).

10.32	Translation of Insurance Agency Contract, dated December 1, 2006, by and between Law Insurance Broker Co., Ltd. and Fubon Insurance Co, Ltd. (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012).

10.33	Translation of Insurance Agency Contract, dated August 5, 2010, by and between Law Insurance Broker Co., Ltd. and Taian Insurance Co., Ltd. (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012).

10.34	Translation of Insurance Agency Contract, dated April 1, 2008, by and between Law Insurance Broker Co., Ltd. and Union Insurance Company (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012).

10.35	Translation of Insurance Agency Contract, dated October 1, 2005, by and between Law Insurance Broker Co., Ltd. and Zurich Insurance Company (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012).

10.36	Reclassification Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Mao Yi Hsiao (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.37	Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013).

10.38	Amendment to Strategic Alliance Agreement, dated June 10, 2013, by and between AIA International Limited Taiwan Branch and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on September 30, 2014).

10.39	Translation of Amendment No. 2 to Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial Limited and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 11, 2016).

10.40	Translation of Consent Letter, dated March 15, 2016, by Action Holdings Financial Limited (incorporated by reference to Exhibit 10.51 to the Form 10-K filed with the SEC on March 30, 2016).

10.41	Loan Agreement, dated June 9, 2013, by and between Action Holdings Financial Limited and ZLI Holdings Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013).

10.42	Loan Agreement, dated August 28, 2013, by and between ZLI Holdings and Able Capital Holding Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013).

10.43	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Chen Li (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013).

10.44	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Yue Jing (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013).

10.45	Form of Share Pledge Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.55 to the Form 10-KT filed with the SEC on April 17, 2014).

10.46	Form of Power of Attorney, dated October 24, 2013 (incorporated by reference to Exhibit 10.56 to the Form 10-KT filed with the SEC on April 17, 2014).

10.47	Form of Exclusive Option Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.57 to the Form 10-KT filed with the SEC on April 17, 2014).

10.48	Translated Broker Agreement, dated January 1, 2014, by and between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd. (incorporated by reference to Exhibit 10.59 to the Form 10-KT filed with the SEC on April 17, 2014).

10.49	Engagement Agreement, dated January 13, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.67 to the Form 10-K filed with the SEC on March 30, 2016).

10.50	Translation of Loan Agreement, dated January 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.51	Translation of Loan Agreement No. 2, dated February 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities Exchange Commission on February 18, 2016).

10.52	Translation of Loan Agreement, dated January 4, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.53	Professional Consulting Service Agreement, dated April 20, 2016, by and between Farglory Life Insurance Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 10, 2016).

10.54	Engagement Agreement, dated May 9, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 10, 2016).

10.55	Translation of Form of Convertible Bond Purchase Agreement, dated June 23, 2016, by and between China United Insurance Service, Inc. and Huang Hai-Long (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 28, 2016).

10.56	Fourth Amendment to Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 9, 2016).

10.57	Third Amendment to Genius Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 9, 2016).

10.58	Translation of Loan Agreement, dated May 15, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 9, 2016).

10.59	Translation of Loan Agreement, dated July 20, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 9, 2016).

10.60	Translation of Loan Agreement, dated October 11, 2016, by and between Action Holdings Financial Limited and Law Insurance Broker Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2016).

10.61	Translation of Loan Agreement, dated October 24, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Rich Fountain Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 9, 2016).

10.62	Translation of the Supplementary Agreement to Engagement Agreement, dated May 14, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 9, 2016).

10.63	Translation of Share Transfer Agreement, dated November 17, 2016, by and between Li Chen and Chunyan Lu (incorporated by reference to Exhibit 10.90 to the Form 10-K filed with the SEC on March 15, 2017)

10.64	Translation of Fifth Amendment to Acquisition Agreement, dated March 12, 2017, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.90 to the Form 10-K filed with the SEC on March 15, 2017)

10.65	Translation of Amendment to Loan Agreement, dated December 30, 2016, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.92 to the Form 10-K filed with the SEC on March 15, 2017)

10.66	Translation of Loan Agreement, dated March 13, 2017, by and between Law Enterprise Co., Ltd. and Action Holdings Financial Limited Taiwan Branch (incorporated by reference to Exhibit 10.93 to the Form 10-K filed with the SEC on March 15, 2017)

10.67	Translation of Consulting Service Agreement, dated December 7,2016, by and between China United Insurance Service, Inc. and Fu Chang Li

10.68	Translation of Amendment to Loan Agreement, dated October 11, 2017, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited

10.69	Translation of Consulting Service Agreement, dated December 7, 2017, by and between China United Insurance Service, Inc. and Fu Chang Li

10.70	Translation of Loan Agreement, dated January 15, 2018, by and between ZLI Holdings Limited and Law Anhou Insurance Agency Co., Ltd.

10.71	Translation of Loan Agreement, dated January 15, 2018, by and between Action Holdings Financial Limited and ZLI Holdings Limited

10.72	Translation of Second Amendment to Loan Agreement, dated December 28, 2017, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited

10.73	Translation of O-Bank Credit Line Approval,dated September 25, 2017

10.74	Translation of Far Eastern International Bank Credit Approval, dated September 21, 2017

10.75	Translation of CTBC Bank Credit Approval Notification, dated November 17, 2017

21	Subsidiaries of the registrant

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer and Director	March 15, 2018
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Yung Chi Chuang	Chief Financial Officer	March 15, 2018
Yung Chi Chuang	(Principal Executive Officer)

/s/ Fu Chang Li	Director	March 15, 2018
Fu Chang Li

/s/ Chwan Hau Li	Director	March 15, 2018
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	March 15, 2018
Chih Yuan Lu

/s/ Lo Tien Hsin	Independent Director	March 15, 2018
Lo Tien Hsin

/s/ Chun Hui Yang	Independent Director	March 15, 2018
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	March 15, 2018
Tse Hsun Niu

