Form 10-K/A
period 2017-12-31
China United Insurance Service, Inc.
filed 2019-01-24
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54884

CHINA UNITED INSURANCE SERVICE, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation)	-	30-0826400 (I.R.S Employer Identification No.)

7F, No. 311 Section 3

Nan-King East Road

Taipei City, Taiwan

(Address of principal executive offices, with zip code)

+8862-87126958
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	-	None

Securities registered under Section 12(g) of the Act:

Title of each class	-	Common Stock, par value of $0.00001

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

EXPLANATORY NOTE REGARDING AMENDMENT

This Amendment No. 1 on Form 10-K/A (this “10K/A”) amends and restates certain items noted below in the Annual Report on Form 10-K of China United Insurance Service, Inc. (the “Company”) for the fiscal year ended December 31, 2017, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2018 (the “Original Filing”). This Form 10-K/A amends the Company’s Controls and Procedures and related disclosures as of and for the year ended December 31, 2017 to reflect the discovery of certain facts relating to the manipulation of the Company’s common stock trading volume, subsequent charges against the Company brought by the SEC, and the entry of a final judgment with regard thereto (the “SEC Settlement”). For further information, please see the Company’s current report, as amended, filed on form 8-K/A on January 22, 2019 (the “Amended Current Report”). The Amended Current Report and exhibits thereto and incorporated by reference into this 10-K/A.

Items Amended in This Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety. Except as noted below, this Amendment does not affect any other parts of the Original Filing, nor does it reflect events occurring after the date of the Original Filing or amend or otherwise update any information in the Original Filing. The following Items have been amended:

•	Part I, Item 1A. Risk Factors

•	Part I, Item 3. Legal Proceedings

•	Part II, Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

•	Part II, Item 9A. Controls and Procedures

This Form 10-K/A also includes information (See Part III, Items 10 through 14) that was not included in the Original Filing, as we did not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2017.

In addition, pursuant to the rules of the SEC, the exhibit list included in Item 15 of Part IV of the Original Filing has been amended to contain currently dated certifications from the Company's Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. These certifications are included with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1, and 32.2, respectively.

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

Year of Award	Award/Recognition
2017	Seventh Taiwan Insurance Excellence Award Excellence in Talent Training Award–Gold Medal Excellence in Corporate Social Responsibility Award–Silver Medal Excellence in Digital Application Award–Silver Medal Excellence in Customer Service–Silver Medal
2015	Sixth Taiwan Insurance Excellence Award Excellence in Talent Training Award–Silver Medal Excellence in Customer Service–Silver Medal
2013	Fifth Taiwan Insurance Excellence Award Excellence in Digital Application Award–Gold Medal Excellence in Talent Training Award–Silver Medal Excellence in Customer Service–Silver Medal
2011	Fourth Taiwan Insurance Excellence Award Excellence in Talent Training Award Excellence in Customer Service
2009	Third Taiwan Insurance Excellence Award Excellence in Talent Training Award Excellence in E-Commerce Excellence in Customer Service–Nomination
2007	Second Taiwan Insurance Excellence Award Excellence in Talent Training Award Excellence in Corporate Social Responsibility–Merit Award
2005	First Taiwan Insurance Excellence Award Talent Training Excellence Award

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

the logo of Bao Xian Tong and INS under the registration number 01580261, with a 10-year validity from May 16, 2013 to May 15, 2023; and

the logo of Magpie Baby under the registration number 01518573, with a 10-year validity from May 16, 2012 to May 15, 2022.

the logo of Magpie Baby 2.0 under the registration number 01763557, with a 10 year validity from April 1, 2016 to March 31, 2026; and

the logo of SARACARES under the registration number 01876419, with a 10 year validity from October 16, 2017 to October 15, 2027

Law Broker has the following registered trademarks in Taiwan. All of the trademarks will be renewed for another 10-year before their respective expiry:

the logo of Blue Magpie Cycling Team Fleet, under the registration number 01340567, with a 10-year validity from December 1, 2008 to November 30, 2018;

the logo of Law Insurance Broker under the registration 01340565, with a 10-year validity from December 1, 2008 to November 30, 2018;

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

the logo of Blue Magpie Fleet Picture under the registration number 01310350, with a 10-year validity from May 1, 2008 to April 30, 2018; and

the logo of Fighting Blue Magpie under the registration number 01313466, with a 10-year validity from June 1, 2008 to May 31, 2018.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on February 7, 2018;

•	The Implementation Rules of Income Tax Law, latest amended on September 30, 2014;

•	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and

•	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on May 1, 2017.

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

Risks Relating to Our Business

We have been charged with fraud for manipulating the Company's trading volume.

On December 20, 2018, we agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the Company's trading volume and the Company substantially cooperated with the SEC’s investigation into the activities that led the SEC to bring the fraud charges. Based upon the Company's substantial cooperation with the SEC’s investigation, the SEC is not seeking a monetary penalty against the Company. While the Company did not realize any financial gain from this scheme and settled the SEC fraud charges with no economic loss, we can make no assurances that there will be not be more serious consequences were we to be accused of engaging in this scheme in the future.

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

Risks Relating to Ownership of Our Shares

The value of your investment might not accurately reflect the actual market value of such investment as a result of deceitful historical practices relating to the appearance of greater market demand for our common stock than factually accurate.

We have previously engaged in the manipulation of the appearance market demand for our common stock and as a result historical market prices of our common stock might not be reflective of the actual market price of our common stock at such time and should not be relied upon for purposes of an evaluation of the market value of your investment. Even though such activities did not result in a profit for the Company or any of its employees, these activities may have affected the our common stock market prices and as such the market value of your investment in our common stock might be less than otherwise presumed.

You may not be able to liquidate your investment since there is no assurance that a public market will develop for our common stock, that our common stock will ever be approved for trading on a recognized exchange and you may not rely on historic trading activity for our common stock as an indication of our common stock price, that a public market will develop or we will be approved for trading on a recognized exchange.

There is no established public trading market for our securities and any historic trading activity indicating that an established trading market might have existed cannot be relied upon. Though we have engaged a market maker to apply for a quotation on the OTCQB in the United States and obtained the approval for trading, our shares are not and have not been listed on any recognized exchange. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. In the absence of a regular trading market, you may be unable to liquidate its investment, which will result in the loss of your investment.

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

Item 3. LEGAL PROCEEDINGS.

On December 20, 2018, the Company and Cheng-Hsiung Huang (“Mr. Huang”), one of the Company’s former employees, agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the Company's trading volume. Neither the Company nor Mr. Huang realized financial gain from the scheme and both the Company and Mr. Huang substantially cooperated with the SEC’s investigation into the activities that led the SEC to bring the fraud charges. For further information, please see the Company’s Amended Current Report.

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

The above stock prices may not be reflective of the actual market value thereof on the dates listed. For further information please, see the Company’s Amended Current Report.

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

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan is equal to 10,000,000, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2017.

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

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2017	2016	2015
			(Restated)

Revenue	$72,848,444	$69,934,006	$55,023,766
Cost of revenue	42,801,007	46,554,495	35,423,762

Gross profit	30,047,437	23,379,511	19,600,004

Operating expenses:
Selling	2,344,633	2,842,744	3,084,408
General and administrative	14,959,384	13,852,277	14,715,011
Total operating expense	17,304,017	16,695,021	17,799,419

Income from operations	12,743,420	6,684,490	1,800,585

Other income (expenses):
Interest income	339,169	208,665	230,509
Interest expenses	(35,375)	(19,722)	(654)
Dividend income	332,302	273,873	-
Other – net	312,066	(8,125)	150,071
Total other income (expenses)	948,162	454,691	379,926

Income before income tax	13,691,582	7,139,181	2,180,511
Income tax expense	3,513,717	2,119,598	1,519,226

Net income	10,177,865	5,019,583	661,285
Net income attributable to the noncontrolling interests	3,023,227	2,127,428	1,623,198
Net income attributable to parent's shareholders	7,154,638	2,892,155	(961,913)

Other comprehensive items
Foreign currency translation gain	1,241,081	(30,045)	(329,562)
Other	42,914	42,202	310

Other comprehensive income attributable to parent's shareholder	1,283,995	12,157	(329,252)
Other comprehensive items attributable to noncontrolling interests	940,887	147,487	(477,738)

Comprehensive income attributable to parent's shareholders	$8,438,633	$2,904,312	$(1,291,165)

Comprehensive income attributable to noncontrolling interests	$3,964,114	$2,274,915	$1,145,460

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,365,834
Diluted	30,509,552	30,462,097	29,365,834

Net income per share attributable to parent's shareholder:
Basic	$0.243	$0.098	(0.033)
Diluted	$0.235	$0.095	(0.033)

Selected Consolidated Balance Sheet Data

	As of December 31,
	2017	2016 (Restated)	2015 (Restated)

Total assets	$59,273,243	$49,367,703	$37,361,976
Total current liabilities	19,438,643	21,289,779	13,560,879
Total long-term liabilities	5,091,226	5,770,234	6,594,530
Total shareholders’ equity	34,743,374	22,307,690	17,206,567

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

During the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenue in our audited consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities (“CAE”) in PRC and Hong Kong, respectively. During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenue in our audited consolidated financial statements were derived from Taiwan, CAE in PRC and Hong Kong, respectively. Total revenue increased by $2,914,438, or 4%, from $69,934,006 for the year ended December 31, 2016 to $72,848,444 for the year ended December 31, 2017, mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

(a)	The revenue of TransGlobe Life Insurance Inc. (“TransGlobe”) increased in 2017. The main reason for this increase was the launch of TransGlobe’s top seller product that offers better disability support insurance coverages with an affordable insurance premium. This selling package drew more attention from the Company’s customers and boosted the sales performance in the year ended December 31, 2017.

(b)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased in 2017, primarily due to the increase in sales of the disability support insurance and full medical expense reimbursement insurance. This selling package drew more attention from the company’s customers and raised the sales performance in the year ended December 31, 2017.

(c)	On June 14, 2017, with AIATW’s consent, the 2016 Letter has been revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (Amendment No. 3). As result, the Company recognized AIATW’s business promotion revenue in each contract year based on the performance milestones set for each contract year.

(d)	The revenue increase in the PRC was primarily due to increases in sales of retirement and critical illness insurance in Sichuan for the year ended December 31, 2017. In light of individuals’ need to make personal provisions or old age and illness, as strongly encouraged by the Chinese government, demand for such policies increased accordingly. In addition, the China Insurance Regulatory Commission (“CIRC”) required insurance companies to make adjustments to policy designs, driving insurance companies to provide innovative products to better meet market needs and led to increase in revenue.

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

During the year ended December 31, 2016, 87.52%, 12.10% and 0.38% of our revenue in our audited consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities in PRC and Hong Kong, respectively. During the year ended December 31, 2015, 88.45%, 10.71% and 0.84% of our revenue in our restated audited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. Total revenue increased by $14,910,240, or over 27%, from $55,023,766, as restated, for the year ended December 31, 2015 to $69,934,006 for the year ended December 31, 2016, which was mainly due to the increase of the revenue in Taiwan and PRC for the following reasons:

(a)	The revenue of Farglory Life Insurance Co., Ltd (“Farglory”) increased by $6.0 million (or 34%) in 2016 compared with 2015, primarily because Farglory customized and bundled its life insurance products to better respond to its clients' needs. By combining insurance contracts with the diversified term, premium, and coverage arrangements, the increased flexibility of the products of Farglory drew more attention from customers and thus boosted the sales performance in the year ended December 31, 2016.

(b)	The revenue of Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased by $2.2 million (or 37%) in 2016 compared with 2015, primarily due to the launch of Taiwan Life’s top selling product that offers comprehensive life-time insurance coverage with an affordable insurance premium. This selling package drew more attention from the company’s customers and boosted the sales performance in the year ended December 31, 2016.

(c)	The remaining revenue increase in the Taiwan area was primarily due to the Taiwan central bank’s decreased interest rate, which caused an increase in the demand for both investment-oriented insurance and long-term care insurance.

(d)	Revenue increased in the PRC area primarily due to the increase in critical illness insurance and annuity insurance in Sichuan and Henan for the year ended December 31, 2016. On the other hand, we expanded our business geographically and improved our reputation within local markets to generate higher revenue for the year ended December 31, 2016.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weaknesses identified and described in this Item 9A(a) and 9A(c), respectively.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud and our disclosure controls and internal controls have been deficient in preventing recent fraud. For further information, please see our Amended Current Report. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, our principal executive officers have determined that our disclosure controls and procedures are not currently effectively at doing so. Notwithstanding, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Remediation Plan Regarding Disclosure Controls and Procedures

We are committed to remediating the control deficiencies described above by implementing changes to our internal control over disclosure controls and procedures. Pursuant to the terms of the SEC Settlement, we have retained an independent corporate monitor who will help us implement changes and improvements in the internal control over disclosure controls and procedures for remediating the control deficiencies. For further information, please see our Amended Current Report.

We are currently evaluating the impact of the deficiency and have taken or are in the process of taking the following actions in conjunction with the independent corporate monitor:

1)	A review and consideration of the implementation of our earlier and revised compliance policies and procedures as they relate to trading in securities issued by us;

2)	A review of our policies and procedures as they relate to the our corporate governance;

3)	A review of our policies and procedures as they relate to preclearances granted by us for trading in shares of our common stock; and, until December 31, 2019, the independent corporate monitor will provide oversight over preclearances;

4)	Determining whether policies and procedures are adequate and properly tailored for us;

5)	A review of the education and training program at our company and a consideration of the sufficient scope and appropriate content;

6)	A Review of our monitoring, testing and reporting mechanisms;

7)	A review of our commitment to compliance, including senior management and board-level awareness of compliance issues;

8)	A review of our allocation of resources for the compliance program, including whether resources are sufficient and properly tailored;

9)	Conduct two rounds of in-person interviews of 15-20 company employees and board members in Taiwan each time; and

10)	Provide an interim written report in 120 to 180 days and final written report to the SEC no later than December 31, 2019 that includes a description of the review performed, the conclusions reached, recommendations for changes in or improvements to our policies and procedures, and a procedure for implementing the recommended changes in or improvements to our policies and procedures.

However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the control deficiencies we may determine to take additional.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively, the deficiencies described above could continue to exist.

(c)	Management’s annual report on internal control over financial reporting

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

(d)	Management’s Remediation Plan Concerning Internal Control Over Financial Reporting

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

Item 9B. OTHER INFORMATION.

None.

Part III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

We have a Board of Directors that currently consists of seven Directors, of which six were elected by the holders of Common Stock and Series A Preferred Stock voting together as a single class (each, a “Common Stock Director” and collectively, the “Common Stock Directors”), and one was appointed by the holder of Series A Preferred Stock (the “Series A Director”, together with the Common Stock Directors, each a “Director” and collectively, the “Directors”). None of our Directors is a director or executive officer of any company that files reports with the SEC.

The following sets forth the biographical information of the Directors as of January 24, 2019:

Name	Age	Position with the Company
Series A Director

Yi Hsiao Mao	60	Director and Chief Executive Officer

Common Stock Directors

Fu Chang Li	63	Director
Chwan Hau Li	59	Director
Chih Yuan Lu	46	Independent Director
Lo Tien Hsin	43	Independent Director
Chun Hui Yang	30	Independent Director
Tse Hsun Niu	50	Independent Director

Series A Director

Yi Hsiao Mao, Series A Director and Chief Executive Officer

Mr. Mao has served as a Common Stock Director of our Company from June 2010 to December 2016 when he was appointed as a Series A Director, and has since served at such capacity. Mr. Mao has assumed the position as our Company’s Chief Executive Officer since August 2014, in which he oversees the strategic and operational initiatives of all business segments of our Company. Mr. Mao, with over 30 years of insurance brokerage experience, is the founder of Law Insurance Broker Co., Ltd. (“Law Broker”), a premier insurance brokerage company in Taiwan. In addition, Mr. Mao has served as the supervisor for our Company’s consolidated entity in China, Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), since March 2005. He is also a director of Law Enterprise Co., Ltd. (“Law Enterprise”) in Taiwan. Mr. Mao is a well-seasoned executive with extensive experience and profound knowledge in both the insurance industry and our Company’s operations in the Greater China region.

Mr. Mao received his Bachelor’s degree from Taiwan Soochow University School of Law.

Common Stock Directors

Fu Chang Li, Director

Mr. Li has served as a Director of our Company since January 2011. As one of the pioneering insurance agents in Taiwan, Mr. Li has over 30 years of insurance experience, including 17 years in the insurance brokerage industry. From 1980 to 1992, he served as the head of sales division at Guohua Life Insurance. From 1992 to 1993, Mr. Li assumed the role of general manager for Gongxin Insurance Brokers or KHIB. Mr. Li was the president of Time Insurance Brokers from 1993 to 2003. After serving as the Consultant of Law Anhou Insurance Agency Co., Ltd. (“Law Anhou”), a consolidated entity of our Company in China, from October 2003 to October 2009, he became the Chairman of Law Anhou from October 2009 to May 2012. He is currently the Deputy General Manager of Law Anhou.

Mr. Li received his Bachelor’s degree in Mass Communications from Fu Jen Catholic University in Taiwan.

Chwan Hau Li, Director

Mr. Li has served as a Director of our Company since January 2011. He was a director of Sichuan Kangzhuang, a consolidated entity of our Company in China, from 2006 to 2010. Mr. Li has over 20 years of insurance experience, and has held various managerial positions throughout his career. From 1987 to 2000, he served as a business development manager at Taiwan Life Insurance. In April 2000, he founded Genius Insurance Brokers, and has served as its chairman until the present. Mr. Li is also the chairman of Genius Financial Consultants. He is the former chairman of Insurance Brokerage Association of Taiwan.

Mr. Li received his B.B.A degree from Tamkang University in Taiwan and M.S. degree in Actuarial Science from University of Iowa in the United States.

Chih Yuan Lu, Independent Director

Mr. Lu has served as an independent director of our Company since May 2017. He specializes in developing and implementing financial controls and processes, in addition to productivity improvement and change management. Prior to joining Transcend Information Inc. in 2003, Mr. Lu had served as a public auditor at PricewaterhouseCoopers Taiwan from 1997 to 1999. From 2003 to 2005, he was promoted from a specialist to the manager of the Finance and Shipping departments at Transcend Information Inc. From 2005 to 2009, he joined Transcend Information BV, Rotterdam, where he served as the financial controller, supervising the HR/ACC/CS/Logistic (Cash & Inventory) departments with over 50 employees. From 2009 to 2010, Mr. Lu became the administration director at the Taipei Headquarter, overseeing the HR, LIPO (Legal), and Quality Assurance departments. From 2010 to February, 2017, he served as the Chief Financial Officer and Spokesperson at Transcend Information Inc., in which he was responsible for all administrative, financial, and risk management operations of the company, supervising a 60-member team across 12 worldwide offices. Mr. Lu currently serves as the Chief Financial Officer of EIKEI (Taiwan) Co., Ltd., a position he has assumed since August 2017.

Mr. Lu received his B.B.A degree in Accounting from Tung-Hai University in Taiwan and M.B.A degree from University of Massachusetts, Dartmouth MA, U.S.A.

Lo Tien Hsin, Independent Director

Ms. Hsin has served as an independent director since May 2017. She possesses strong numerical and operating acumen acquired from years of managerial experience at various renowned multinational companies, and proven reputation and track record of excellence in supply chain and operation management. From 2003 to 2008, she served as the demand manager at Schneider Electric Taiwan Co. Ltd., where she was responsible for leading S&OP process and coordinating demand forecast with input from sales, marketing, finance, sourcing and supply planning. From 2008 to 2013, she served as Sr. Supply Chain Manager at Philips Lighting Taiwan Ltd., where she was responsible for capacity planning, production scheduling, inventory control, warehousing and logistics. From 2013 to 2017, she served as the Customer Service Manager at Nobel Biocare Taiwan Co., Ltd. She is currently the Business Operations Manager at Takeda Pharmaceuticals Taiwan, Ltd., a position she has assumed since August 2017.

Ms. Hsin received her Bachelor’s degree in Public Administration from National Chengchi University in Taiwan.

Chun Hui Yang, Independent Director

Ms. Yang has served as an independent director since May 2017. She is an expert in financial, managerial, and accounting analysis. Ms. Yang is skilled in the production and presentation of consolidated financial statements and in the preparation of payroll, sales, and property tax returns. From September 2012 to September 2015, she served as an auditor at PricewaterhouseCoopers, where she performed external audit on the financial statements and examined company accounts and financial control systems. Since October 2015, she has served as an accountant at CI-FONG Accounting Firm, where she is responsible for providing business clients with tax filing & planning, auditing, and management consulting services.

Ms. Yang received both her Bachelor’s degree in Accounting and her Master’s degree in Accounting from National ChengChi University in Taiwan.

Tse Hsun Niu, Independent Director

Dr. Niu has served as an independent director since May 2017. He is an expert in advertising, political communications, public relations, and electoral strategies. In August 2002, he joined the Department of Advertising at Chinese Culture University in Taiwan, where he has served as an assistant professor from August 2002 to July 2007; associated professor from August 2007 to January 2015, and professor since February 2015. Prior to joining the academia, he was the Associate Section Assistant at the Ministry of Foreign Affairs, R.O.C. from December 1998 to January 2002. Over the course of 25 years of research and studies, he has authored over 13 books, 16 research journals, 22 dissertations, and over 60 news articles related to advertising & strategy and government public relations.

Dr. Niu received his Bachelor’s degree in Diplomacy, Master’s degree in Diplomacy, and Doctoral degree in Political Science from National ChengChi University in Taiwan.

Our Executive Officers

Name	Age	Principal Position
Yi Hsiao Mao[1]	60	Chief Executive Officer
Yung Chi Chuang	46	Chief Financial Officer

Yung Chi Chuang, Chief Financial Officer

Ms. Chuang has served as the Chief Financial Officer of our Company since July 2012, in which she is responsible for leading and directing our Company’s corporate development, financial planning, treasury, and investor relations functions. She joined Taiwan Law Insurance Broker in December 1996, and is currently the supervisor of the financial department of Law Broker. Prior to joining Taiwan Law Insurance Broker, Ms. Chuang was an executive secretary at Pacific Realty. Ms. Chuang graduated from Ming Chuan University in Taiwan where she received her bachelor’s degree in Risk Management and Insurance.

1 See the sections entitled “Our Board of Directors” above, for a description of the business experience and educational background of Mr. Mao.

Family Relationships

There are no family relationships by and between or among the members of the Board or other executives.

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and code of business conduct, together with our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to the Sarbanes-Oxley Act, the rules and regulations of the SEC. Our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee.

Corporate Governance Guidelines: Our corporate governance guidelines are designed to help ensure effective corporate governance of our Company. Our corporate governance guidelines cover topics including, but not limited to, director qualification criteria, director responsibilities, director compensation, director orientation and continuing education, communications from stockholders to our Board, succession planning and the annual evaluations of our Board and its committees. Our corporate governance guidelines are reviewed by the Nominating and Corporate Governance Committee and amended by our Board when appropriate.

Our Board of Directors: Our Board currently consists of seven members. The number of directors on our Board can be determined from time to time by action of our Board.

The Board has determined that three of our non-employee Directors during 2017, Chih Yuan Lu, Lo Tien Hsin, Chun Hui Yang and Tse Hsun Niu, each meet the independence standards established by the NASDAQ Stock Market and the applicable independence rules and regulations of the SEC, including the rules relating to the independence of the members of our Audit Committee and Compensation Committee, as applicable. Our Board considers that a director is independent when the director is not an officer or employee of the Company or its subsidiaries, does not have any relationship which would, or could reasonably appear to, materially interfere with the independent judgment of such director, and the director otherwise meets the independence requirements under the listing standards of the NASDAQ Stock Market and the rules and regulations of the SEC.

Our Board believes its members collectively have the experience, qualifications, attributes and skills to effectively oversee the management of our Company, including a high degree of personal and professional integrity, an ability to exercise sound business judgment on a broad range of issues, sufficient experience and background to have an appreciation of the issues facing our Company, a willingness to devote the necessary time to their Board and committee duties, a commitment to representing the best interests of the Company and our stockholders and a dedication to enhancing stockholder value.

Board Attendance

The Board of Directors held 7 meetings during the fiscal year ended December 31, 2017. Mr. Yi Hsiao Mao, Mr. Fu Chang Li and Mr. Chwan Hau Li attended all of regularly-scheduled and special meetings of the Board of Directors and the committees on which he or she served. Among these 7 meetings, 4 of which were held after the Independent Directors were elected to be the members of the Board of Directors on May 12, 2017. Each Independent Directors attended all of these 4 board meetings held and all of committee meetings during the fiscal year ended December 31, 2017.

Board Committees

The Board of Directors has established three standing committees: (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Chih Yuan Lu, Chun Hui Yang and Lo Tien Hsin. All members of the Audit Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. Chi Yuan Lu qualifies as the audit committee’s financial expert as defined under applicable SEC rules. The Board of Directors was satisfied that the current members of the Audit Committee are competent in financial matters and have recent and relevant experience. The Audit Committee currently operates under a written charter, which has been approved and adopted by the Board of Directors. The charter is available on our website at www.holdingscuis.com/cuis_en/.

The primary purpose of the Audit Committee is to oversee and monitor (i) our financial statement and other financial information provided to shareholders; (ii) compliance with legal, regulatory and public disclosure requirements; (iii) the independent auditors; (iv) our internal control system; (v) treasury and finance matters; (vi) enterprise risk management, privacy and data security; (vii) the general auditing, accounting, and financial reporting process, as well as to prepare the committee report required by the rules of SEC.

The primary duties and responsibilities of the Audit Committee include retaining our independent auditor, reviewing its independence, reviewing and approving the planned scope of its audit engagements, reviewing and approving any fee arrangements with our independent auditor, overseeing its audit work, reviewing and pre-approving any non-audit services that may be performed by the independent auditor, reviewing our annual audited financial statements, reviewing the internal audit work, reviewing the adequacy of our internal control over accounting and financial reporting, reviewing and discussing with management and independent auditor regarding the accounting policies, government correspondence and other matters in relation to independent and internal audit, reviewing and discussing with the management the treasury, finance, and statutory reorganization matters and reviewing and discussing with management the business and financial risk, privacy and data security matters.

During 2017, the Audit Committee met in person or by telephone, or acted by unanimous written consent, three times.

Compensation Committee

The Compensation Committee comprises of Chih Yuan Lu, Chun Hui Yang and Lo Tien Hsin. All members of the Compensation Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market and qualify as non-employee directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee operates under a written charter, which has been approved and adopted by the Board of Directors. The charter is available on our website at www.holdingscuis.com/cuis_en/.

The primary purpose of the Compensation Committee is to (i) review and approve the compensation of the Company’s executive officers; and (ii) act as the administering committee for equity compensation plans as designated by the Board; and (iii) perform other duties and responsibilities set forth in its charter.

The primary duties and responsibilities of the Compensation Committee include reviewing and approving the benefit policies and salary and bonus earned by the Chief Executive Officer and other executive officers, employees and sales agents, reviewing and approving the compensation arrangements for newly-hired executive officers, reviewing the performance of the Chief Executive Officer and others executive officers and the employment or post-employment agreement applicable to executive officers; reviewing with management the employee and sales agent benefit policies and programs, recommending to the Board the establishment or modification of equity compensation plans and acting as the administering committee of any employee and sales agent bonus and other incentive plans, equity compensation plans and equity arrangements.

During 2017, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, one time.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee comprises of Mr. Chih Yuan Lu and Mr. Tse Hsun Niu. Each member of the Nominating and Corporate Governance Committee satisfies the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee operates under a written charter, which has been approved and adopted by the Board of Director. The charter is available on our website at www.holdingscuis.com/cuis_en/.

The primary purpose of the Nominating and Corporate Governance Committee is to (i) consider and report periodically to the Board on matters relating to the identification, selection and qualification of Board members and candidates nominated to the Board; and (ii) advise and make recommendations to the Board with respect to corporate governance matters. The primary duties and responsibilities of the Nominating and Corporate Governance Committee are to (i) screen and recommend the selection of nominees to the Board to fill vacancies and newly created directorships; (ii) develop a pool of potential director candidates; (iii) consider and oversee the performance evaluation process of the directors, including incumbent members and their re-election; (iv) consider shareholder nominees for election to the Board; (v) consider and recommend applicable corporate governance principles and compliance mechanisms, including reviewing and monitoring the compliance with the Corporate Code of Business Conduct and Ethics.

While we do not have a formal diversity policy, our Board of Directors believes that our Board should have diversity of knowledge base, professional experience and skills, and takes age, gender and ethnic background into account when considering director nominees.

Pursuant to the terms of its charter, the Nominating and Corporate Governance Committee will consider qualified director candidates suggested by our shareholders.

In addition, shareholders may submit nominations for election of directors in accordance with the requirements of the proxy rules established by the SEC and our bylaws. According to our bylaws, shareholders shall have the right to nominate one director candidate on the basis of each integral 10% of all outstanding common shares of our Company.

During 2017, the Nominating and Corporate Governance Committee met in person or by telephone, or acted by unanimous written consent, one time.

Compensation Committee Interlocks and Insider Participation

Chih Yuan Lu, Chun Hui Yang, and Lo Tien Hsin became members of the Compensation Committee on August 4, 2017. No member of our Compensation Committee is or has been a current or former officer or employee of our Company or any of our subsidiaries. None of our executive officers served as a director or a member of a compensation committee (or other committee serving an equivalent function) of any other entity that had one or more executive officers serving as a director or member of our Compensation Committee during the year ended December 31, 2017.

Risk Management

This Annual Report, includes restated audited results as of and for the years ended December 31, 2016 and 2015, as well as restated unaudited condensed consolidated financial information for the quarterly periods as of and for the interim periods ended March 31, 2017, June 30, 2017 and September 31, 2017, (the “Restatement”.) The Restatement corrects a material error related to the accounting for the GHFL Acquisition in 2015. The GHFL Acquisition was accounted for as the acquisition of a business but, upon further analysis, the Company had concluded that it would be more accurately accounted for as an asset acquisition. The determination of the Restatement was made by the Audit Committee of the Board upon management’s recommendation on January 23, 2018. As a result of the Restatement, we have become subject to a number of additional risks and uncertainties, including substantial unanticipated costs for accounting and legal fees in connection with or related to the Restatement.

Furthermore, we had identified several material weaknesses in our internal control over financial reporting, which had led to the Restatement. These material weaknesses include i) the process to hire qualified employees who have proficient knowledge of US GAAP, and can identify unusual transactions timely and appropriately assessed for financial report impact was not maintained; ii) the structure, authority, and responsibilities to ensure the objective of internal control over financial reporting were adequately achieved was not maintained, and iii) the design of our internal control did not include a precise review of the completeness of the bonus revenue at the period end.

The existence of these material weaknesses could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weaknesses noted above. We are committed to remediating the control deficiencies that constitute the material weaknesses described previously by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses.

Our Board is responsible for reviewing and assessing business enterprise risk and other major risks facing the Company, and evaluating management’s approach to addressing such risks. Periodically, our Board reviews key risks our Company is facing, plans for addressing these risks and the Company’s risk management practices overall. In connection with these reviews, our Board members rely on information from external sources as well as on their individual experiences identifying and managing business enterprise risk for other entities both within and outside of our industry. Our senior management team is responsible for day-to-day risk management and regularly reports on risks to our full Board. Our legal and finance staffs serve as the primary monitoring and evaluation function for company-wide policies and procedures, and manage the day-to-day oversight of the risk management strategy for our business. This oversight includes identifying, evaluating, and addressing potential risks that may exist at the enterprise, strategic, financial, operational, compliance and reporting levels.

We believe the division of risk management responsibilities described above is an effective approach for identifying and addressing the risks facing our Company, and that the leadership structure of our Board is effective in implementing this approach.

Insider Transactions Policies and Procedures

We currently do not have an insider transaction policy.

Communications with Directors

Shareholders may communicate with any and all Directors by transmitting correspondence by mail addressed as follows: c/o Corporate Secretary, 7F, No. 311 Section 3, Nan-King East Road, Taipei City, Taiwan.

Director Attendance at Annual Meetings

Attendance by Directors at annual meetings of the shareholders of the Company benefits the Company by giving Directors an opportunity to meet, talk with, and hear the concerns of shareholders who attend those meetings, and by giving those shareholders access to the Company’s Directors that they may not have at any other time during the year. The Company has no specific policy regarding director attendance at its Annual Meeting of Shareholders. Generally, however, Directors are strongly encouraged to attend each annual meeting of the Company’s shareholders.

Corporate Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Any waiver of our Corporate Code of Business Conduct and Ethics granted to any of our directors or executive officers, along with reasons for granting such waiver, will be published promptly on our website www.holdingscuis.com/cuis_en/. Please note that the information on our website is not incorporated by reference in this Annual Report.

Item 11. EXECUTIVE COMPENSATION.

Executive Summary

We have formed our Compensation Committee on August 4, 2017. Before the establishment of our Compensation Committee, our Board reviewed and approved relevant compensation to the executives. Our Board has assigned such rights to the Compensation Committee after its establishment.

Our Chief Executive Officer, Mr. Yi Hsiao Mao, and Chief Financial Officer, Ms. Yung Chi Chuang, have not received any form of compensation from the corporate group level since they assumed the roles of the Company’s executive officers; rather, they have been compensated on the subsidiary level for managerial services rendered to the Company’s subsidiaries in Taiwan, Law Broker and Law Enterprise, whereby Mr. Mao has served as the consultant of Law Broker and the president of Law Enterprise, and Ms. Chuang has served as the supervisor of the financial department of Law Broker. As such, the Company’s Compensation Committee currently does not determine or recommend the amount or form of executive or director compensation for the roles of the Company’s executive officers.

Nevertheless, the Company is fully aware of the importance of maintaining effective Committee operations. Our Compensation Committee is thus planning to design and implement a compensation program that include performance goals and objectives for executive officers, as well as guidelines in evaluating the performance of the executive officers in light of such performance goals and objectives.

Detailed Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to the named executive officers (the “NEOs”) during 2017. Following this discussion is a summary compensation table containing specific data about the compensation earned by or granted to the following NEOs in 2017:

Name	Age	Principal Position
Yi Hsiao Mao	60	Director and Chief Executive Officer
Yung Chi Chuang	46	Chief Financial Officer

Elements of Executive Compensation for Fiscal Year 2017

Mr. Yi Hsiao Mao and Ms. Yung Chi Chuang have been paid through our subsidiaries for their managerial services rendered to us. Mr. Mao has served as the consultant of Law Broker and the president of Law Enterprise, and Ms. Chuang has served as the supervisor of the financial department of Law Broker. Both Law Broker and Law Enterprises are our Company’s subsidiaries in Taiwan. Other than the compensation received from our Company’s subsidiaries, both of them have not received bonus, stock awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings, or any other form of compensation since being named the executive officers of our Company.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2017, 2016 and 2015 by our named executive officers during the fiscal year ended December 31, 2017.

Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yi Hsiao Mao
Director and	2017	312,367	(1)	—	—	—	—	—	—	312,367
Chief Executive	2016	314,691		—	—	—	—	—	—	314,691
Officer	2015	305,559		—	—	—	—	—	—	305,559

Yung Chi Chuang	2017	45,000	(2)	—	—	—	—	—	—	45,000
Chief Financial	2016	27,600		—	—	—	—	—	—	27,600
Officer	2015	27,600		—	—	—	—	—	—	27,600

(1)	The salary consists of $12,171, which was paid to Mr. Mao for his service as the president of Law Enterprise, and the remaining amount of $300,196 which was paid to Mr. Mao for his service as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2017.

(2)	The salary in the amount of $45,000 was paid to Ms. Chuang for her service as the supervisor of the financial department of Law Broker.

In the fiscal years ended December 31, 2015, 2016 and 2017, Mr. Mao also served as the consultant of Law Broker and president of Law Enterprise and received all of his compensation from Law Broker and Law Enterprise. In the fiscal years ended December 31, 2015, 2016 and 2017, Ms. Chuang has served as the supervisor of the financial department of Law Broker. The above table identifies all compensation received by the named officer directly from us.

Outstanding Equity Awards At Fiscal Year End

We currently do not have any outstanding equity awards.

On May 12, 2017, our 2017 Long Term Incentive Plan was approved by the shareholders at the 2017 Annual Meeting of Shareholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the our management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or pay-out of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2017.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Our directors do not currently receive compensation for their service as directors of our Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2017 for compensation not related to their role as Directors. Total compensation for Mr. Mao for services as our Chief Executive Officer is presented in “Summary Compensation Table” in this section.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)		Total ($)
Fu Chang Li	—	59,213	(2)	59,213
Chwan Hau Li	—	—		—
Chih Yuan Lu	658	—		658
Lo Tien Hsin	658	—		658
Chun Hui Yang	658	—		658
Tse Hsun Niu	658	—		658

(1)	Travel stipends to Independent Directors for attending in-person Board and Committee meetings for the fiscal year ended December 31, 2017.

(2)	The compensation paid to Fu Chang Li since he has worked as a consultant of the Company in the fiscal year ended December 31, 2017.

Directors’ Compensation

The Company has not paid, and does not intend to pay, any cash or non-cash equity compensation to our directors for their Board services, and does not currently intend to adopt any policies with respect thereto. As such, the Company does not offer additional retainers for Committee membership. However, for in-person Board and Committee meetings, each Independent Director in attendance shall receive NT$10,000 (approximately $328) per meeting.

COMPENSATION COMMITTEE REPORT

The Compensation Committee has discussed and reviewed the foregoing Compensation Discussion and Analysis with management. Based upon this review and discussion, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this 10-K/A for the fiscal year ended December 31, 2017.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of April 2, 2018, concerning, except as indicated by the footnotes below:

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

Applicable percentage ownership is based on 29,452,669 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at April 2, 2018. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name	Common Shares		Shares Stock %	Beneficially Series A Shares	Owned Preferred Stock %	Total Voting Power % (1)
Executive Officers and Directors
Yi Hsiao Mao	4,640,234	(2)	15.8	1,000,000	100	37.1
Fu Chang Li	800,000		2.7			2.0
Chwan Hau Li	1,352,166		4.6			3.4
Chih Yuan Lu
Lo Hsin Tien
Chun Hui Yang
Tse Hsun Niu
Yung Chi Chuang	825,131		2.8			2.1
All executive officers and Directors as a group (eight persons)	7,617,531		25.9	1,000,000	100	44.6
Other 5% Beneficial Owners
Pi Hui Chang	2,520,000		8.6			6.4

(1)	Percentage of total voting power represents voting power with respect to all shares of our common stock and Series A Preferred Stock, voting together as a single class. Each holder of common stock is entitled to one vote per share of common stock and each holder of Series A Preferred Stock is entitled to ten votes per share of Series A Preferred Stock on all matters submitted to our shareholders for a vote.

(2)	Includes 200,000 shares of common stock held by Shu Fen Lee, Yi Hsiao Mao’s spouse, 200,000 shares of common stock held by Li Chieh Mao, Yi Hsiao Mao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International Co., Ltd, Yi Hsiao Mao and Shu Fen Lee hold 34% and 66% shares of U-Li Investment Consulting Enterprise Co., Ltd. respectively and U-Link International Co., Ltd. is solely owned by Shu Fen Lee.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consultant Agreements with Mr. Yi Hsiao Mao and Mr. Li Fu Chang

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2017 is NT$9,495,481 (approximately $312,367).

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; and (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2017 is NT$1,800,000 (approximately $59,213).

Related Party Loans

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

Lease Agreements

On July 1, 2016, the Company entered into a lease agreement with Yuli Broker to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NT$18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. The Company recorded rent income of $564 and $279, respectively, for the years ended December 31, 2017 and 2016.

On July 1, 2016, the Company entered into a lease agreement with Yuli Investment to lease its Nan-King East Road office space in Taipei City. The lease term was for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $590 (NT$18,000). On June 30, 2017, this lease agreement was extended automatically to June 30, 2018. The Company recorded rent income of $564 and $279, respectively, for the years ended December 31, 2017 and 2016.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health. Pursuant to the Advisory Agreement, I Health provided 10,000 Taiwan citizen’s health information to the Company for its new insurance product during May 2, 2016 to May 1, 2017. The total advisory fee was approximately $42,000 (NT$1,275,000). For the year ended December 31, 2017, The Company had cost of revenue related to I Health amounted $13,315. The Company has cost of revenue and due to I Health totaled $25,130 and $3,724, respectively, for the year ended and as of December 31, 2016.

On December 7, 2016, the Company entered into an advisory agreement with Fu Chang Li (“Mr. Li,” the Director of the Company). Pursuant to this Advisory Agreement, Mr. Li provided investment consulting to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $59,000 (NT$1,800,000). The Company had general and administrative expense related to this advisory agreement amounted $59,214 and $0 for the years ended December 31, 2017 and 2016, respectively.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex Biz Solution Limited. (“Apex,” was formerly known as Prime Technology Corp.) Apex and PFAL are related parties of the Company because they are owned by the Company’s management. According to the Agreement, the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of December 31, 2017 and 2016, the Company had account receivable amounted $17,231 and $6,660, respectively. The Company also had revenue amounted $50,053 and $6,356 for the years ended December 31, 2017 and 2016, respectively.

Reclassification of Certain Common Stock into Preferred Shares

On January 28, 2011, our Company increased the number of authorized shares from 30,000,000 shares of common stock to 100,000,000 shares of common stock and 10,000,000 shares of preferred stock. On July 2, 2012, our Board of Directors and shareholders approved, in connection with the Reclassification, the issuance of 1,000,000 shares of Series A Preferred Stock to Mr. Mao and cancellation of 1,000,000 common stock held and submitted by Mr. Mao pursuant to the Reclassification. All of the 1,000,000 shares of Series A Preferred Stock are reclassified from the 1,000,000 common stock held by Mr. Mao and no additional consideration has been paid by Mr. Mao in connection with the Reclassification. Each holder of common stock shall be entitled to one vote for each share of common stock held of record by such holder as of the applicable Record Date on any matter that is submitted to a vote of the shareholders of our Company; while each holder of Series A Preferred Stock shall be entitled to ten votes for each share of Series A Preferred Stock held of record by such holder as of the applicable Record Date on any matter that is submitted to a vote of the shareholders of our Company.

Immediately prior to the Reclassification, the common stock beneficially owned by Mr. Mao, CEO and Director of our Company, represents 17.91% of the voting power of all of our Company’s voting power; immediately subsequent to the Reclassification, the common stock and the Series A Preferred Stock held by Mr. Mao represents approximately 43.3% of the combined voting power of all of our Company’s voting stock. Please refer to the table under Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters section for the current shareholding information of Mr. Mao.

Acquisition of Action Holdings Financial Limited (“AHFL”)

AHFL was incorporated in British Virgin Islands with limited liability on April 30, 2012. AHFL holds 65.95% interest in Law Enterprise and certain of our other subsidiaries as more fully described below.

On August 24, 2012, an acquisition agreement (the “AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein, which include Mr. Mao, our director and CEO, and his spouse, Ms. Lee, who resigned from the Board on December 9, 2016. Pursuant to the AHFL Acquisition Agreement, our Company acquired 100% interest in AHFL and its subsidiaries in Taiwan and our Company agreed to pay NT$15.0 million ($500,815) on or prior to March 31, 2013 and NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments. In addition, our Company agreed to (i) issue 8,000,000 shares of common stock of our Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of our Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of our Company. Upon closing of the transaction, we acquired 100% interest in AHFL and its subsidiaries in Taiwan.

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

Acquisition of Genius Holdings Financial Limited (“GHFL”)

GHFL is a wholly owned subsidiary of AHFL. On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, being the selling shareholder of GHFL and now a director of our Company, entered into an acquisition agreement (the “GHFL Acquisition Agreement”). Pursuant to the GHFL Acquisition Agreement, our Company agreed to issue 352,166 fully paid and non-assessable shares of AHFL common stock (the “AHFL Shares”) together with a granted put option for 352,166 shares of common stock of our Company (the “Put Option”), in exchange for 704,333 shares of common stock of GHFL, being all of the issued and outstanding capital stock of GHFL. The Put Option may be exercised within six months of the closing date of the acquisition and the selling shareholder of GHFL would exchange the AHFL Shares as consideration for the exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Genius Investment Consultant Co., Ltd. (“Taiwan Genius”), a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and Taiwan Genius have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. Mr. Chwan Hau Li is the sole shareholder of GHFL and a director and shareholder of our Company. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which, 352,166 shares of AHFL held by Mr. Chwan Hau Li were transferred back to our Company as the consideration for 352,166 shares of common stock of our Company, which were issued to Mr. Chwan Hau Li on April 29, 2015.

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

Other Related Transactions

Anhou Registered Capital Increase

On April 27, 2013, China Insurance Regulatory Commission (“CIRC”) issued the Decision on Revising the Provisions of the Supervision and Administration of Specialized Insurance Agencies (the “Decision on Revising the Agency Provisions”), pursuant to which, CIRC has mandated any insurance agency established subsequent to the Decision on Revising the Agency Provisions to meet a minimum registered capital requirement of RMB50 million ($8,165,895). On May 16, 2013, CIRC issued the 2013 Notice, pursuant to which, professional insurance agencies established prior to the issuance of the Decision on Revising the Agency Provisions, with registered capital less than RMB50 million ($8,165,895), can continue to operate their existing business within the provinces where they have a registered office or branch office, but shall not set up any new branches in any provinces where they do not have a registered office or a branch office.

In August 2013, ZLI Holdings Limited (“CU Hong Kong”) entered into Investor Loan Agreements with the following parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, which is also our 5.1% beneficiary owner, Mr. Chen Li (“Mr. Chen”) and Ms. Yue Jing (“Ms. Yue”), both PRC citizens (collectively, the “Investor Borrowers”). Under the Investor Loan Agreements, the Investor Borrowers loaned cash from CU Hong Kong for their investment in Henan Law Anhou Insurance Agency Co., Ltd. (“Henan Anhou”) and CU Hong Kong agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925). The term for such loans was ten years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Henan Anhou, CU WFOE and certain existing shareholders of Henan Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Henan Anhou, and CU Hong Kong may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Henan Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to CU Hong Kong.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Ms. Chun Yan Lu: RMB3,000,000 ($479,244)

Ms. Jing Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925). On October 24, 2013, Anhou completed registration with the local Administration for Industry and Commerce (“AIC”) on the above-mentioned capital increase. The new business license was issued to Anhou on October 25, 2013.

Under the Share Transfer Agreements, Anhou Original Shareholders transferred all of their equity interests in Anhou to Mr. Hu. On November 17, 2016, Li Chen and Chun Yan Lu entered into Share Transfer Agreement, pursuant to which, Li Chen agreed to transfer all of his equity interests in Anhou to Chun Yan Lu. On October 24, 2013, Anhou completed the share transfer registration with the local AIC. At the end of October 2013, Anhou completed its filing with Local CIRC with respect to its previously-conducted share transfer and capital increase.

As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into VIE Agreements in the same form as the previous Old VIE Agreements, other than the shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date, except that the Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect.

Related Party Transaction Policy

The Company is currently working to improve its policies and procedures for approval of transactions between CUIS and its Directors, Director Nominees, Executive Officers, greater than 5% beneficial owners and each of their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a single calendar year and the party to the transaction has or will have a direct or indirect interest.

When a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. In the course of its review and approval or ratification of a related person transaction, the Audit Committee may consider the following factors:

•	The related person’s interest in the related person transaction;

•	The approximate dollar value of the amount involved in the related person transaction;

•	The approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;

•	Whether the transaction was undertaken in the ordinary course of our business;

•	Whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unaffiliated third party;

•	The purpose of, and the potential benefits to us of, the transaction; and

•	Any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

The Audit Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in or is not inconsistent with the best interests of the Company. In addition, the Audit Committee may impose any conditions on the related person transaction that it deems appropriate.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to China United Insurance Service, Inc. for the fiscal years ended December 31, 2017 and 2016 by Simon & Edward, LLP:

	Fiscal Year 2017	Fiscal Year 2016
Audit fees(1)	$495,750	$295,750
Audit-related fees(2)	20,626	7,075
Tax fees(3)	30,000	27,200
All other fees	—	—
Total	$546,376	$330,025

(1)	Consists of fees billed for the audit of our transition financial statements, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For fiscal year 2017, the audit fees consist of $200,000 billed for professional services rendered for the audit of the effectiveness of the Company's internal control over financial reporting.

(2)	Consists of fees billed for all out-of-pocket expenses associated with performing audit and review services.

(3)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board pre-approved the audit service performed by Simon & Edward, LLP for our consolidated financial statements as of December 31, 2015, 2016 and 2017.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors

The Audit Committee has determined that all services provided by Simon & Edward, LLP to date were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent registered public accounting firm, subject to any exception permitted by law or regulation.

Part IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement, dated August 24, 2012, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012).

2.2	Amendment to Acquisition Agreement, dated March 14, 2013, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013).

2.3	Second Amendment to Acquisition Agreement, dated March 13, 2015, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.3 to the Form 10-K filed with the SEC on March 18, 2015).

2.4	Third Amendment to Acquisition Agreement, dated February 17, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2016).

2.5	Acquisition Agreement, dated February 13, 2015, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015).

2.6	Amendment 2 to Acquisition Agreement, dated February 15, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 18, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011).

10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011).

10.3	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011).

10.4	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011).

10.5	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011).

10.6	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011).

10.7	Power of Attorney, dated January 17, 2011, by Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011).

10.8	Power of Attorney, dated January 17, 2011, by Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011).

10.9	Power of Attorney, dated January 17, 2011, by Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011).

10.10	Power of Attorney, dated January 17, 2011, by Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011).

10.11	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011).

10.12	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011).

10.13	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011).

10.14	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011).

10.15	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Allianz China Life Insurance Company Limited (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011).

10.16	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011).

10.17	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Li Dan (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011).

10.18	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Yan Fang (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011).

10.19	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Liu Jianxin (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011).

10.20	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xudong (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011).

10.21	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xumin (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011).

10.22	Translation of Insurance Agency Contract, dated November 5, 2003, by and between Taiping Life Insurance Co., Ltd. and Zhengzhou Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011).

10.23	Translation of Creditors Right Subrogation Agreement, dated March 31, 2011, by and between Jin, Yong-Guang and Li, Fu-Chang (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011).

10.24	Translation of Debt Waiver Agreement, dated March 31, 2011, by and between Fu Chang Li and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011).

10.25	Translation of Employment Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Chuang Yun Chi (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012).

10.26	Translation of Insurance Agency Contract, dated January 1, 2008, by and between Law Insurance Broker Co., Ltd. and China Life Insurance Company (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012).

10.27	Translation of Insurance Agency Contract, dated December 30, 2000, by and between Law Insurance Broker Co., Ltd. and Farglory Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012).

10.28	Translation of Insurance Agency Contract, dated February 20, 2004, by and between Law Insurance Broker Co., Ltd. and Fubon Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012).

10.29	Translation of Insurance Agency Contract, dated July 22, 1993, by and between Law Insurance Broker Co., Ltd. and KuoHua Life Insurance Company (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012).

10.30	Translation of Insurance Agency Contract, dated January 1, 2002, by and between Law Insurance Broker Co., Ltd. and TransGlobe Life Insurance Company (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012).

10.31	Translation of Insurance Agency Contract, dated September 1, 2009, by and between Law Insurance Broker Co., Ltd. and ACE Insurance Company (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012).

10.32	Translation of Insurance Agency Contract, dated December 1, 2006, by and between Law Insurance Broker Co., Ltd. and Fubon Insurance Co, Ltd. (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012).

10.33	Translation of Insurance Agency Contract, dated August 5, 2010, by and between Law Insurance Broker Co., Ltd. and Taian Insurance Co., Ltd. (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012).

10.34	Translation of Insurance Agency Contract, dated April 1, 2008, by and between Law Insurance Broker Co., Ltd. and Union Insurance Company (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012).

10.35	Translation of Insurance Agency Contract, dated October 1, 2005, by and between Law Insurance Broker Co., Ltd. and Zurich Insurance Company (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012).

10.36	Reclassification Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Mao Yi Hsiao (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.37	Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013).

10.38	Amendment to Strategic Alliance Agreement, dated June 10, 2013, by and between AIA International Limited Taiwan Branch and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on September 30, 2014).

10.39	Translation of Amendment No. 2 to Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial Limited and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 11, 2016).

10.40	Translation of Consent Letter, dated March 15, 2016, by Action Holdings Financial Limited (incorporated by reference to Exhibit 10.51 to the Form 10-K filed with the SEC on March 30, 2016).

10.41	Loan Agreement, dated June 9, 2013, by and between Action Holdings Financial Limited and ZLI Holdings Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013).

10.42	Loan Agreement, dated August 28, 2013, by and between ZLI Holdings and Able Capital Holding Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013).

10.43	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Chen Li (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013).

10.44	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Yue Jing (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013).

10.45	Form of Share Pledge Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.55 to the Form 10-KT filed with the SEC on April 17, 2014).

10.46	Form of Power of Attorney, dated October 24, 2013 (incorporated by reference to Exhibit 10.56 to the Form 10-KT filed with the SEC on April 17, 2014).

10.47	Form of Exclusive Option Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.57 to the Form 10-KT filed with the SEC on April 17, 2014).

10.48	Translated Broker Agreement, dated January 1, 2014, by and between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd. (incorporated by reference to Exhibit 10.59 to the Form 10-KT filed with the SEC on April 17, 2014).

10.49	Engagement Agreement, dated January 13, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.67 to the Form 10-K filed with the SEC on March 30, 2016).

10.50	Translation of Loan Agreement, dated January 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.51	Translation of Loan Agreement No. 2, dated February 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities Exchange Commission on February 18, 2016).

10.52	Translation of Loan Agreement, dated January 4, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.53	Professional Consulting Service Agreement, dated April 20, 2016, by and between Farglory Life Insurance Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 10, 2016).

10.54	Engagement Agreement, dated May 9, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 10, 2016).

10.55	Translation of Form of Convertible Bond Purchase Agreement, dated June 23, 2016, by and between China United Insurance Service, Inc. and Huang Hai-Long (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 28, 2016).

10.56	Fourth Amendment to Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 9, 2016).

10.57	Third Amendment to Genius Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 9, 2016).

10.58	Translation of Loan Agreement, dated May 15, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 9, 2016).

10.59	Translation of Loan Agreement, dated July 20, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 9, 2016).

10.60	Translation of Loan Agreement, dated October 11, 2016, by and between Action Holdings Financial Limited and Law Insurance Broker Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2016).

10.61	Translation of Loan Agreement, dated October 24, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Rich Fountain Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 9, 2016).

10.62	Translation of the Supplementary Agreement to Engagement Agreement, dated May 14, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 9, 2016).

10.63	Translation of Share Transfer Agreement, dated November 17, 2016, by and between Li Chen and Chunyan Lu (incorporated by reference to Exhibit 10.90 to the Form 10-K filed with the SEC on March 15, 2017)

10.64	Translation of Fifth Amendment to Acquisition Agreement, dated March 12, 2017, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.90 to the Form 10-K filed with the SEC on March 15, 2017)

10.65	Translation of Amendment to Loan Agreement, dated December 30, 2016, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.92 to the Form 10-K filed with the SEC on March 15, 2017)

10.66	Translation of Loan Agreement, dated March 13, 2017, by and between Law Enterprise Co., Ltd. and Action Holdings Financial Limited Taiwan Branch (incorporated by reference to Exhibit 10.93 to the Form 10-K filed with the SEC on March 15, 2017)

10.67	Translation of Consulting Service Agreement, dated December 7, 2016, by and between China United Insurance Service, Inc. and Fu Chang Li (incorporated by reference to Exhibit 10.94 to the Form 10-K filed with the SEC on March 15, 2017)

10.68	Translation of Amendment to Loan Agreement, dated October 11, 2017, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.68 to the Form 10-K filed with the SEC on March 15, 2018)

10.69	Translation of Consulting Service Agreement, dated December 7, 2017, by and between China United Insurance Service, Inc. and Fu Chang Li (incorporated by reference to Exhibit 10.69 to the Form 10-K filed with the SEC on March 15, 2018)

10.70	Translation of Loan Agreement, dated January 15, 2018, by and between ZLI Holdings Limited and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.70 to the Form 10-K filed with the SEC on March 15, 2018)

10.71	Translation of Loan Agreement, dated January 15, 2018, by and between Action Holdings Financial Limited and ZLI Holdings Limited (incorporated by reference to Exhibit 10.71 to the Form 10-K filed with the SEC on March 15, 2018)

10.72	Translation of Second Amendment to Loan Agreement, dated December 28, 2017, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.72 to the Form 10-K filed with the SEC on March 15, 2018)

10.73	Translation of O-Bank Credit Line Approval, dated September 25, 2017 (incorporated by reference to Exhibit 10.73 to the Form 10-K filed with the SEC on March 15, 2018)

10.74	Translation of Far Eastern International Bank Credit Approval, dated September 21, 2017 (incorporated by reference to Exhibit 10.74 to the Form 10-K filed with the SEC on March 15, 2018)

10.75	Translation of CTBC Bank Credit Approval Notification, dated November 17, 2017 (incorporated by reference to Exhibit 10.75 to the Form 10-K filed with the SEC on March 15, 2018)

21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the Form 10-K filed with the SEC on March 15, 2018)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer and Director	January 24, 2019
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Yung Chi Chuang	Chief Financial Officer	January 24, 2019
Yung Chi Chuang	(Principal Executive Officer)

/s/ Fu Chang Li	Director	January 24, 2019
Fu Chang Li

/s/ Chwan Hau Li	Director	January 24, 2019
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	January 24, 2019
Chih Yuan Lu

/s/ Lo Tien Hsin	Independent Director	January 24, 2019
Lo Tien Hsin

/s/ Chun Hui Yang	Independent Director	January 24, 2019
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	January 24, 2019
Tse Hsun Niu

