Form 10-Q
period 2018-06-30
China United Insurance Service, Inc.
filed 2019-01-31
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

EXPLANATORY NOTE REGARDING RESTATEMENT

On January 23, 2018, the Audit Committee of the Board of Directors of China United Insurance Service, Inc., based on the recommendations of the company’s management and after consultation with, Simon & Edward LLP, our independent registered public accounting firm, concluded that our consolidated financial statements as of and for each of the interim period ended June 30, 2017 should no longer be relied upon.

Within this report, we have included the restated unaudited condensed consolidated financial information for the quarterly periods as of and for the interim period ended March 31, 2017, which we refer to as the Restatement.

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

The Company has determined that this change in accounting for the GHFL Acquisition had the impact set forth below as of and for the interim period ended June 30, 2017 (the “Restated Period”) on the following key balance sheet items included in the financial statements the Restated Period, which the Company believes are of particular significance for investors. Please note that the Key Balance Sheet Items in the Restated Period set forth below changed as a result of the Restatement.

For further information, please see the section titled “Explanatory Note Regarding Restatement” in our Annual Report, as amended and filed on form 10-K/A (the “Amended Annual Report”), as filed with the Securities and Exchange Commission ( the “SEC”) on January 24, 2019, which is incorporated by reference herein.

Key Balance Sheet Items

Goodwill: Reported Goodwill as of the interim reporting period ended June 30, 2017 of $2,071,491 has been restated to total $31,651 as at such date, representing a reduction of $2,039840 (or 98.5%).

Total Assets: Reported Total Assets as of June 30, 2017 of $48,983,681 has been restated to total $46,943,841 as at such date, representing a reduction of $2,039,840 (or 4.2%.)

Retained Earnings: Reported Retained Earnings as of June 30, 2017 of $5,804,053 has been restated to total $3,764,213 as at such date, representing a reduction of $2,039,840 (or 35.1%).

Stockholders’ Equity Attributable to Parent’s Shareholders: Reported Stockholders’ Equity Attributable to Parent’s Shareholders reported as of June 30, 2017 of $18,721,318 has been restated to total $16,681,478 as at such date, representing a reduction of $2,039,840 (or 10.9%).

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,289,286	$15,473,949
Time deposits	26,883,900	21,470,113
Marketable securities	30,894	33,381
Structured deposits	2,206,313	1,248,340
Accounts receivable	8,092,502	13,301,006
Contract assets	1,317,465	-
Other current assets	1,317,157	2,193,086
Total current assets	52,137,517	53,719,875

Property, plant and equipment, net	1,178,015	946,302
Intangible assets	670,033	775,778
Long-term investments	2,544,122	1,399,762
Other assets	2,081,394	2,431,526
TOTAL ASSETS	$58,611,081	$59,273,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$3,028,417	$2,350,000
Income tax payable-short term	2,360,169	3,508,790
Convertible bonds	-	200,000
Commissions payable to sales professionals	6,131,985	6,415,071
Due to related parties	785,712	801,017
Other current liabilities	5,624,586	6,163,765
Total current liabilities	17,930,869	19,438,643

Long-term loans	116,331	248,986
Income tax payable-long term	1,103,259	-
Long-term liabilities	2,699,833	4,842,240
TOTAL LIABILITIES	21,850,292	24,529,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	5,739,525	5,781,008
Retained earnings	7,831,381	6,419,937
Accumulated other comprehensive income	(96,311)	616,019
Stockholders’ equity attribute to parent’s shareholders	21,665,349	21,007,718
Noncontrolling interests	15,095,440	13,735,656
TOTAL STOCKHOLDERS’ EQUITY	36,760,789	34,743,374
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,611,081	$59,273,243

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Revenue	$20,175,337	$18,518,822	$37,664,717	$33,874,350
Cost of revenue	13,696,717	11,890,592	23,318,420	20,674,435

Gross profit	6,478,620	6,628,230	14,346,297	13,199,915

Operating expenses:
Selling	789,400	312,122	1,427,398	698,303
General and administrative	4,078,909	3,653,864	8,030,530	7,006,304
Total operating expense	4,868,309	3,965,986	9,457,928	7,704,607

Income from operations	1,610,311	2,662,244	4,888,369	5,495,308

Other income (expenses):
Interest income	127,171	95,210	224,792	167,260
Interest expenses	(28,395)	(8,200)	(51,249)	(16,269)
Dividend income	361,571	329,749	361,571	329,749
Other - net	114,267	166,015	194,505	47,048
Total other income, net	574,614	582,774	729,619	527,788

Income before income taxes	2,184,925	3,245,018	5,617,988	6,023,096
Income tax expense	369,380	755,990	2,487,921	1,513,269

Net income	1,815,545	2,489,028	3,130,067	4,509,827
Net income attributable to noncontrolling interests	791,238	500,640	1,760,106	1,185,094
Net income attributable to parent's shareholders	1,024,307	1,988,388	1,369,961	3,324,733

Other comprehensive income
Foreign currency translation (loss) gain	(1,308,006)	31,438	(712,861)	744,941
Other	6	248	531	42,719

Other comprehensive (loss) income attributable to parent's shareholders	(1,308,000)	31,686	(712,330)	787,660
Other comprehensive (loss) income attributable to noncontrolling interests	(708,329)	(18,230)	(400,322)	617,406

Comprehensive (loss) income attributable to parent's shareholders	$(283,693)	$2,020,074	$657,631	$4,112,393

Comprehensive income attributable to noncontrolling interests	$82,909	$482,410	$1,359,784	$1,802,500

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,452,669	29,452,669
Diluted	29,452,669	29,500,746	29,452,669	29,452,669

Earnings per share attributable to parent's shareholders:
Basic	$0.034	$0.065	$0.045	$0.109
Diluted	$0.034	$0.065	$0.045	$0.109

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2018	2017

Cash flows from operating activities:
Net income	$3,130,067	$4,509,827
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	305,000	272,088
Amortization of bond premium	134	127
Loss (gain) on valuation of financial assets	119,441	(2,124)
Loss on disposal of fixed assets	5,419	39,138
Loss on debt forgiveness	12,908	-
Deferred income tax	(43,980)	(23,376)
Changes in operating assets and liabilities:
Accounts receivable	5,080,989	9,381,505
Contract assets	(1,359,771)	-
Other current assets	(617,844)	(220,497)
Other assets	993,243	(1,115,713)
Income tax payable	83,705	13,007
Commissions payable to sales professionals	(114,865)	(5,193,516)
Other current liabilities	(2,416,502)	(3,924,066)
Long-term liabilities	(176,123)	(992,495)
Net cash provided by operating activities	5,001,821	2,743,905

Cash flows from investing activities:
Purchases of time deposits	(25,537,004)	(18,827,390)
Proceeds from maturities of time deposits	18,876,553	7,690,359
Purchases of structured deposits	(4,910,401)	-
Proceeds from maturities of structured deposits	3,905,499	-
Proceeds from sale of marketable securities	-	7,417,572
Purchase of marketable securities	-	(4,896,542)
Purchase of long-term investment - REITs	(1,355,038)	-
Proceeds from repayment of loan made to RFL	1,517,316	-
Purchase of property, plant and equipment	(442,932)	(221,100)
Purchase of intangible assets	(43,537)	(65,260)
Net cash used in investing activities	(7,989,544)	(8,902,361)

Cash flows from financing activities:
Repayment of convertible bonds	(200,000)
Proceeds from short-term loans	10,300,000	-
Repayment of short-term loans	(9,750,000)	-
Proceeds from related party borrowing	493,424	257,440
Repayment to related party borrowing	(557,363)	(559)
Net cash provided by financing activities	286,061	256,881

Foreign currency translation	(331,922)	1,559,382
Net decrease in cash, cash equivalents and restricted cash	(3,033,584)	(4,342,193)

Cash, cash equivalents and restricted cash, beginning balance	15,473,949	20,387,638
Cash, cash equivalents and restricted cash, ending balance	$12,440,365	$16,045,445

SUPPLEMENTARY DISCLOSURE:

Interest paid	$53,412	$17,699
Income tax paid	$2,469,288	$1,494,425

SUPPLEMENTARY DISCLOSURE OF CASH FLOWS FOR NON-CASH TRANSACTION:
Debt forgiveness - related party	$-	$32,937

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

The corporate structure as of June 30, 2018 is as follows:

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

	Average Rate for the Six Months Ended June 30,
	2018		2017
New Taiwan dollar (NTD)	NTD	29.519475	NTD	30.633866
China yuan (RMB)	RMB	6.366551	RMB	6.837909
Hong Kong dollar (HKD)	HKD	7.837374	HKD	7.773106
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	June 30, 2018		December 31, 2017
New Taiwan dollar (NTD)	NTD	30.461500	NTD	29.65568
China yuan (RMB)	RMB	6.619050	RMB	6.50638
Hong Kong dollar (HKD)	HKD	7.845330	HKD	7.81493
United States dollar ($)		$1.000000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by ASC Topic 260, “Earnings Per Share.” Potential common shares consist primarily of convertible bonds calculated using the if-converted method. However, convertible bonds were excluded from the calculation due to the antidilutive effect except for the three months ended June 30, 2017. The antidilutive common share equivalents excluded from the computation were 45,935 for the three months ended June 30, 2018, and were 54,369 and 45,078 for the six months ended June 30, 2018 and 2017, respectively.

The calculation for basic and diluted EPS is as follows:

	Three Months Ended June 30,
	2018	2017
Amounts attributable to CUIS common shareholders:	$990,671	$1,923,094
Effect of dilution	-	3,000
Income attributable to CUIS common shareholders after dilution	$990,671	$1,926,094

Basic weighted-average number of common shares outstanding	29,452,669	29,452,669
Effect of convertible bond	-	48,077
Diluted weighted-average number of common shares outstanding	29,452,669	29,500,746

Earnings per share attributable to CUIS common shareholders:
Basic	$0.034	$0.065
Diluted	$0.034	$0.065

	Six Months Ended June 30,
	2018	2017
Amounts attributable to CUIS common shareholders:	$1,324,974	$3,215,556
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$1,324,974	$3,215,556

Basic weighted-average number of common shares outstanding	29,452,669	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,452,669	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.045	$0.109
Diluted	$0.045	$0.109

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017:

	June 30, 2018
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities (included in other current assets):
Mutual fund	30,894	-	-	30,894
Structured deposits	-	-	2,206,313	2,206,313
Long-term investments:
Government bonds (available-for-sale debt securities)	-	100,548	-	100,548
REITs	1,181,820	-	-	1,181,820

	December 31, 2017
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities (included in other current assets):
Mutual fund	33,381	-	-	33,381
Structured deposits	-	-	1,248,340	1,248,340
Long-term investments:
Government bonds (available-for-sale debt securities)	-	103,723	-	103,723

The following table presents a reconciliation from the opening balances to the closing balances for recurring fair value measurements categorized within level 3 of the fair value hierarchy:

Opening balance as of January 1, 2018	$1,248,340
Transfer into/ out of Level 3	-
Total gains (losses) for the period included in earnings	17,718
Total gains (losses) for the period included in other comprehensive income	-
Purchases	4,910,401
Settlements	(3,905,499)
Foreign exchange gains (losses)	(64,647)
Ending balance as of June 30, 2018	$2,206,313

Changes in unrealized losses for the period included in earnings for assets held at the end of the reporting period are $50,733 and $(19,015) , respectively, for the three and six months ended June 30, 2018.

During the three and six months ended June 30, 2018, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs – The fair value of the mutual fund and REITs is valued based on quoted market prices in active markets.

Structured deposits – Structured deposits are hybrid instruments containing embedded derivatives. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The structured deposits as of June 30, 2018 and December 31, 2017 are based on discounted cash flow analyses that consider the embedded derivative and terms and payment structure of the deposits. The embedded derivative features are valued using Black & Scholes option pricing model that used significant unobservable inputs, i.e., volatility of options. The fair value is determined by using the counterparty’s pricing information.

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

The amortized cost of the investment in government bonds is $99,200 and $102,029 as of June 30, 2018 and December 31, 2017, respectively. The government bonds will mature on March 17, 2021.

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC” or “China”), Hong Kong, and Taiwan.  Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of June 30, 2018 and December 31, 2017, approximately $1,798,000 and $1,512,000 of the Company’s cash and cash equivalents, time deposits, restricted cash and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $33,998,000 and $33,949,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2018 and 2017, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended June 30,
	2018		2017
	Amount	% of Total Revenue	Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,312,106	21%	$4,563,775		25%
TransGlobe Life Insurance Inc.	2,533,169	13%	(*	)	(* )
Taiwan Life Insurance Co., Ltd.	2,401,545	12%	1,881,893		10%

(*) Revenue for the three months ended had not exceeded 10% or more of the consolidated revenue.

For the six months ended June 30, 2018 and 2017, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six Months Ended June 30,
	2018		2017
	Amount	% of Total Revenue	Amount		% of Total Revenue
Farglory Life Insurance Co., Ltd.	$9,258,162	25%	$8,774,002		26%
Taiwan Life Insurance Co., Ltd.	5,199,281	14%	3,969,250		12%
TransGlobe Life Insurance Inc.	4,362,188	12%	(*	)	(* )

(*) Revenue for the six months ended had not exceeded 10% or more of the consolidated revenue.

As of June 30, 2018 and December 31, 2017, the Company’s accounts receivable from these companies were:

	June 30, 2018		December 31, 2017
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$1,657,179	21%	$3,430,661	26%
Taiwan Life Insurance Co., Ltd	989,159	12%	2,192,668	17%
TransGlobe Life Insurance Inc.	1,095,948	14%	1,811,401	14%

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

The impact of adoption of the new revenue standard on the Company’s consolidated income statement was as follows:

	Three Months Ended June 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$20,175,337	$(981,162)	$19,194,175
Cost of revenue	13,696,717	-	13,696,717
Gross profit	6,478,620	(981,162)	5,497,458
Income before income taxes	2,184,925	(981,162)	1,203,763
Income tax income	369,380	(191,482)	177,898
Net income	1,815,545	(789,680)	1,025,865
Net income attributable to noncontrolling interests	791,238	(260,799)	530,439
Net income attributable to parent’s shareholders	$1,024,307	$(528,881)	$495,426

	Six Months Ended June 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$37,664,717	$(1,359,771)	$36,304,946
Cost of revenue	23,318,420	-	23,318,420
Gross profit	14,346,297	(1,359,771)	12,986,526
Income before income taxes	5,617,988	(1,359,771)	4,258,217
Income tax expense	2,487,921	(264,888)	2,223,033
Net income	3,130,067	(1,094,883)	2,035,184
Net income attributable to noncontrolling interests	1,760,106	(360,778)	1,399,328
Net income attributable to parent’s shareholders	$1,369,961	$(734,105)	$635,856

The impact of adoption of the new revenue standard on the Company’s consolidated balance sheet was as follows:

	June 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
ASSETS
Current assets:
Contract assets	$1,317,465	$(1,317,465)	$-
Total current assets	52,137,517	(1,317,465)	50,820,052
TOTAL ASSETS	$58,611,081	$(1,317,465)	$57,293,616

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	21,850,292	(256,696)	21,593,596
Total stockholders’ equity	36,760,789	(1,060,769)	35,700,020
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$58,611,081	$(1,317,465)	$57,293,616

The impact of adoption of the new revenue standard on the Company’s consolidated statement of cash flows was as follows:

	Six Months Ended June 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Cash flows from operating activities:
Net income	$3,130,067	$(1,094,883)	$2,035,184
Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Contract assets	(1,359,771)	1,359,771	-
Income tax payable	83,705	(256,696)	(172,991)
Net cash provided by operating activities	5,001,821	(34,115)	(4,967,706)
Foreign currency translation	(331,922)	34,115	(297,807)

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

	Six Months Ended June 30, 2017
	Previously Reported*	Adjustments	As Revised
Operating activities	$2,527,098	$216,807	$2,743,905
Investing activities	(8,902,361)	-	(8,902,361)
Financing activities	256,881	-	256,881
Foreign currency translation	1,559,382	-	1,559,382
Net change in cash, cash equivalents, and restricted cash	$(4,559,000)	$216,807	$(4,342,193)

(*)	The reported amounts have been revised to incorporate the effect of reclassification made to prior year consolidated financial statements. Refer to Note 27 of 2017 Form 10-K.

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

The equity investment without readily determinable fair value held by the Company is the investment in common stocks of Genius Insurance Broker Co., Ltd. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. Adjustments resulting from impairments and observable prices changes are recorded in the income statement. Further, in accordance with the guidance, recurring fair value disclosures are no longer provided for equity securities measured using the measurement alternative. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. For the three and six months ended June 30, 2018, there is no impairment indicator and no adjustment to the cost of the equity investment in Genius Insurance Broker Co., Ltd. As of June 30, 2018 and December 31, 2017, the equity investment in Genius Insurance Broker Co., Ltd. is classified under long-term investments and the carrying amount is $1,261,754 and $1,296,039, respectively.

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash in banks and on hand	$5,986,248	$11,774,489
Cash equivalent – re-purchase bonds	4,431,824	2,697,628
Time deposits – with original maturities less than three months	1,871,214	1,001,832
	12,289,286	15,473,949
Restricted cash – noncurrent (included in other assets)	151,079	-
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$12,440,365	$15,473,949

On December 22, 2017, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $2,697,628 (NTD 80,000,000) and with 0.38% interest rate per annum. The re-purchase bonds were due in January and February 2018. During the six months ended June 30, 2018, the Company purchased another re-purchase bonds of $4,431,824 (NTD 135,000,000) and with 0.38% interest rate per annum. The re-purchase bonds are due from time to time during July of 2018.

Restricted cash - noncurrent was a certificate of deposit in the bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, which is not allowed to be withdrawn without the permission of the regulatory commission.

NOTE 4 – TIME DEPOSITS AND STRUCTURED DEPOSITS

	June 30, 2018	December 31, 2017
Time deposits – with original maturities less than three months	$1,871,214	$1,001,832
Time deposits – with original maturities over three months but less than one year	26,883,900	21,470,113
Total time deposits	$28,755,114	$22,471,945

Structured deposits	$2,206,313	$1,248,340

Time deposits

As of June 30, 2018 and December 31, 2017, the Company had time deposits of approximately $3,611,116 (NTD 110,000,000) and $1,686,017 (NTD 50,000,000) out of the total $28,755,114 and $22,471,945 time deposits, respectively, pledged as collateral for short-term loans. See Note 5. The amount was recorded in time deposits with original maturities over three months but less than one year.

Structured deposits

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

On February 9, 2018, the Company entered into an agreement with CTBC Bank Co., Ltd. (CTBC) to purchase a one-month FX Swap and Forward Linked structured product in effective on February 13, 2018 and mature on March 29, 2018, with principal approximately $1,273,855 (RMB8,000,000). The structured deposit has an embedded foreign exchange forward linked to USDCNH.

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

As of June 30, 2018 and December 31, 2017, the Company had structured deposits of $2,206,313 and $1,248,340, respectively. The loss on valuation of structured deposits was both $6,648 for the three and six months ended June 30, 2018 and was both nil for the three and six months ended June 30, 2017.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Credit facility, FEIB	$1,500,000	$-
Credit facility, O-Bank	1,400,000	1,400,000
Credit facility, CTBC	-	950,000
Subtotal	$2,900,000	$2,350,000
Current portion of long-term loans (Note 9)	128,417	-
Total short-term loans	3,028,417	2,350,000

The Company entered into three credit agreements with several commercial banks as follows:

•	O-Bank Co., Ltd. (“O-Bank”): The Company entered into a line of credit agreement with O-Bank for a $1,500,000 revolving credit facility from June 22, 2017 to June 21, 2018. The line of credit was renewed on September 4, 2018 and matures on September 3, 2019, with a revolving credit limit raised to $4,000,000. Borrowings under the agreement bear interest at the O-Bank’s cost of fund plus a margin of 0.5%. On December 11, 2017, the Company draw down a borrowing of $600,000 with interest at a rate of 2.35% per annum. On December 26, 2017, the Company borrowed $800,000 with interest at a rate of 2.70% per annum. These amounts were paid off in March of 2018. On June 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rates of 2.89% per annum. The credit facility is secured by a total amount of approximately $1,641,416 (NTD50,000,000) of time deposits.

•	Far Eastern International Bank (“FEIB”): On September 21, 2017, the Company entered into a line of credit agreement with FEIB for a revolving credit facility of $2,000,000 from September 21, 2017 to September 21, 2018. Borrowings under the agreement bear interest at the higher of the LIBOR rate plus a margin of 1.3% or the TAIFX3 rate plus a margin of 1.25%. On June 15 and June 22, 2018, the Company draw down borrowings of $1,000,000 and $500,000, respectively, with an annum interest rate of 3.45%. These amounts were paid off in July of 2018.The credit facility is secured by a total amount of approximately $1,969,700 (NTD60,000,000) of time deposits.

•	CTBC Bank Co., Ltd. (“CTBC”): On November 17, 2017, the Company entered into a line of credit agreement with CTBC, pursuant to which the Company has a revolving credit facility of $1,000,000 from November 17, 2017 to July 31, 2018. This line of credit was renewed on September 12, 2018 and matures on August 31, 2019, with a revolving credit limit raised to $1,500,000. Borrowings under the agreement bear interest at the CTBC’s cost of fund plus a margin of 1%. On December 28, 2017, the Company draw down a borrowing of $950,000 with interest at a rate of 3.30% per annum. Law Broker is the guarantor of the credit facility. On January 29, 2018, the Company paid off the entire principal and interest of the borrowing.

Total interest expenses of short-term loans were $17,689 and nil for the three months ended June 30, 2018 and 2017, and were $36,705 and nil for the six months ended June 30, 2018 and 2017.

NOTE 6 – INCOME TAX PAYABLE

The Company’s income tax payable consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Taiwan Tax	$2,263,277	$3,232,996
U.S.A. Tax (Note 13)	1,199,195	-
PRC Tax	956	270,267
Hong Kong Tax	-	5,527
Total Income tax payable	$3,463,428	$3,508,790

Income tax payable-short term	$2,360,169	$3,508,790
Income tax payable-long term (Note 13)	$1,103,259	$-

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Taiwan	$5,388,495	$6,206,269
PRC	743,490	208,802
Hong Kong	-	-
Total commissions payable to sales professionals	$6,131,985	$6,415,071

Commissions payable to sales professionals, salary payable to administrative staff and accrued bonus are usually settled within 12 months.

As of June 30, 2018 and December 31, 2017, the company had the commissions payable obligation to sale professionals amounted $6,131,985 and $6,415,071, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Unearned revenue - current (Note 10)	1,376,944	1,237,684
Salary payable to administrative staff	1,082,200	1,194,725
Accrued bonus	1,052,094	1,730,278
Due to previous shareholders of AHFL	480,559	-
Accrued business tax	616,552	487,586
Withholding tax for others	390,330	347,824
Accrued labor, health insurance and employee retirement plan	114,803	114,556
Other accrued liabilities	511,104	1,051,112
Total other current liabilities	$5,624,586	$6,163,765

Due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. The Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement, pursuant to which, the Company committed to distribute the cash payment in the amount approximately $676,466 (NTD22.5 million) to the selling shareholders of AHFL on or prior to June 30, 2016. On July 21, 2016, the Company arranged for the payment of $153,097 (NTD4,830,514) to the selling shareholders. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement, pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019. As such, the amount was reclassified to other current liabilities as of June 30, 2018.

On June 23, 2016, the Company issued two units of the convertible bonds with an aggregate principal amount of $200,000 to a non-US person. On June 22, 2018, the bondholder did not exercise the conversion option and the convertible bonds were paid off. Total interest expense was $2,637 and $3,000 for the three months ended June 30, 2018 and 2017, respectively, and was $5,637 and $6,000 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 9 – LONG-TERM LOANS

The Company’s long-term loans consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Loan A, interest at 8% per annum, maturity date May 15, 2019	$128,417	$130,641
Loan B, interest at 8% per annum, maturity date July 20, 2019	116,331	118,345
Total loans	244,748	248,986
Less: current portion (Note 5)	(128,417)	-
Total long-term loans	$116,331	$248,986

Law Anhou Insurance Agency Co., Limited (“Anhou”) in Nanjing City, PRC is a variable interest entity (VIE) of which the Company is the primary beneficiary. The Company contractually control Anhou through CU Hong Kong.

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The loan agreement provided for approximately $128,417 (RMB 850,000) and $130,641 (RMB 850,000) as of June 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019. As of June 30, 2018, the principal amount was reclassified to current liabilities.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The loan agreement provided for approximately $116,331 (RMB 770,000) and $118,345 (RMB 770,000) as of June 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019.

Total interest expenses for the Loan A and Loan B were $5,069 and $5,200, respectively, for the three months ended June 30, 2018 and 2017, and were $8,907 and $10,269, respectively, for the six months ended June 30, 2018 and 2017.

NOTE 10 – LONG-TERM LIABILITIES

The Company’s long-term liabilities consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Unearned revenue – AIATW	$2,579,368	$4,239,130
Due to previous shareholders of AHFL (Note 8)	-	480,559
Deferred tax liabilities	120,465	122,551
Total long-term liabilities	$2,699,833	$4,842,240

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	9,838,513	(4)	NTD	491,926	NTD	21,590,059	(4)	NTD	1,079,502
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000				NTD	-	NTD	-		NTD	-
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000				NTD	-	NTD	-		NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000				NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	62,459,672		NTD	3,122,984	NTD	81,349,852		NTD	4,067,492

(1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.

(2)	For the year ended December 31, 2017, the Company recognized the second contract year’s revenue amount of $422,883 (NTD12,855,000), net of VAT, and refunded the amount of $690,537 (NTD20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

(3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and estimated refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency. The revenue recorded and refund amounts were trued up to $412,230 (NTD12,068,571) and $661,286 (NTD19,360,000), respectively, in the six months ended June 30, 2018 based on notice received from AIATW.

(4)	The Company estimates VONB and 13-month persistency ratio for the year ending December 31, 2018 and calculated the revenue amount to be $336,058 (NTD9,838,513) for the year. The amounts will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $87,330 (NTD2,599,536) and $1,305,514 (NTD39,992,958), net of VAT, for the three months ended June 30, 2018 and 2017, and $157,008 (NTD4,639,443) and $1,305,514 (NTD39,992,958), net of VAT, for the six months ended June 30, 2018 and 2017 related to this agreement. As of June 30, 2018 and December 31, 2017, the Company had non-current portion of unearned revenue of $2,579,368 and $4,239,130, respectively, and amounts in other current liabilities of $1,376,944 and $633,955, respectively, related to the Alliance Agreement.

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

	Three Months Ended June 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$16,998,019	$15,956,177
PRC	3,166,721	2,543,599
Hong Kong	41,085	29,999
Elimination adjustment	(30,488)	(10,593)
Total revenue	$20,175,337	$18,518,822

	Six Months Ended June 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$31,738,791	$28,377,258
PRC	5,875,342	5,435,531
Hong Kong	81,072	72,514
Elimination adjustment	(30,488)	(10,953)
Total revenue	$37,664,717	$33,874,350

The prior year information in the above table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

Contract Assets and Unearned Revenue

	June 30, 2018	December 31, 2017
Contract assets – current	$1,317,465	$-
Unearned revenue – current (Note 8)	1,376,944	1,237,684
Unearned revenue – noncurrent (Note 10)	2,579,368	4,239,130

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

NOTE 12 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of June 30, 2018 and December 31, 2017:

Name of Controlled Entity	% of Non- controlling Interests	As of December 31, 2017	Net Income (Loss) of Non-Controlling Interests	Other Comprehensive Income (Loss) of Non-Controlling Interests	As of June 30, 2018
Law Enterprise	34.05%	$(243,240)	$260,256	$(24,137)	$(7,121)
Law Broker	34.05%	13,900,341	1,524,228	(374,889)	15,049,680
PFAL	49.00%	228,079	(26,365)	(467)	201,247
MKI	49.00%	(2,117)	(514)	-	(2,631)
PA Taiwan	49.00%	(145,442)	2,525	(697)	(143,614)
PTC Nanjing	49.00%	(1,965)	(24)	(132)	(2,121)
Total		$13,735,656	$1,760,106	$(400,322)	$15,095,440

Name of Controlled Entity	% of Non- controlling Interests	As of December 31, 2016	Net Income (Loss) of Non-Controlling Interests	Other Comprehensive Income (Loss) of Non-Controlling Interests	As of December 31, 2017
Law Enterprise	34.05%	$17,386	$(307,217)	$46,591	$(243,240)
Law Broker	34.05%	9,621,159	3,387,038	892,144	13,900,341
PFAL	49.00%	232,414	(3,817)	(518)	228,079
MKI	49.00%	(1,569)	(548)	-	(2,117)
PA Taiwan	49.00%	(95,448)	(52,169)	2,175	(145,442)
PTC Nanjing	49.00%	(2,400)	(60)	495	(1,965)
Total		$9,771,542	$3,023,227	$940,887	$13,735,656

NOTE 13 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
US statutory rate	21%	34%
Tax rate difference	(1)%	(19)%
Tax base difference	1%	1%
Income tax on undistributed earnings	4%	-%
Loss in subsidiaries	(1)%	4%
Un-deductible and non-taxable items	(4)%	3%
True up of prior year income tax	(44)%	-%
Withholding tax	41%
Effective tax rate	17%	23%

	Six Months Ended June 30,
	2018	2017
US statutory rate	21%	34%
Tax rate difference	(1)%	(18)%
Tax base difference	1%	1%
Income tax on undistributed earnings	4%	-%
Loss in subsidiaries	-%	4%
Un-deductible and non-taxable items	(1)%	4%
True up of prior year income tax	4%	-%
Withholding tax	16%	-%
Effective tax rate	44%	25%

The Company’s income tax expense is mainly contributed by its subsidiaries in Taiwan and PRC.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan which was amended in February 2018. The major change is to increase the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments from 17% to 20% starting from the beginning of 2018. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings which was reduced to 5% by the amended Income Tax Law of Taiwan. The Company has recorded the income tax expense of $21,878 for remeasuring the Company’s deferred tax as a result of increase in tax rate in the six months ended June 30, 2018.

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

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction which does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,199,195 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the six months ended June 30, 2018. The Company recorded $95,936 and $1,103,259 of income tax payable as current liabilities and long-term liabilities based on the statutory due date as of June 30, 2018.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year that tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months and six months ended June 30, 2018, no GILTI tax obligation existed, nil GILTI tax expense was recorded.

NOTE 14 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarizes the Company’s loans payable to related parties as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)*	$403,300	$409,054
Due to Ms. Lu (Shareholder of Anhou)*	113,309	161,380
Due to I Health Management Corp**	-	17,703
Accrued bonus for Ms. Chao***	266,730	210,752
Others	2,373	2,128
Total	$785,712	$801,017

*Amounts due to Mr. Mao and Ms. Lu bear no interest and are payable on demand.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

 ***On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of June 30, 2018 and December 31, 2017, the Company had current liabilities amounted $266,730 and $210,752, respectively, related to accrued bonus for Ms. Chao.

Lease Agreements

On February 1, 2018, Prime Asia Corporation, Limited, the Company’s majority owned subsidiary entered into a lease agreement with Apex Biz Solution Limited (“Apex,” was formerly known as Prime Technology Corp.) Apex is a related party of the Company because it is affiliated to the Company’s management. The lease is to lease the office space in Taipei City to Apex. The lease term is for 10 months commencing on February 1, 2018, with a monthly base rent of approximately $678 (NTD 20,000). The Company recorded rent income of $2,022 and $3,388 for the three and six months ended June 30, 2018.

On July 1, 2016, the Company entered into lease agreements with Yuli Broker and Yuli Investment separately, to lease their Nan-King East Road office space in Taipei City. The lease terms were both for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $610 (NTD18,000). On June 30, 2017, these lease agreements were extended automatically to June 30, 2018. The Company recorded rent income of $288 and $284, respectively, for the three months ended June 30, 2018 and 2017, and$580 and $560, respectively, for the six months ended June 30, 2018 and 2017.

Yuli Broker and Yuli Investment are owned by Ms. Lee who is the Director of Law Broker. The Company plans to invest in Yuli Broker and the application of the investment was approved by Investment Commission of the Ministry of Economic Affairs in Taiwan in January 2018. As of June 30, 2018, the Company has not commenced the investment.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health who is contracted to provide 10,000 Taiwan citizen’s health information to the Company. The total advisory fee was approximately $42,000 (NTD1,275,000). For the three and six months ended June 30, 2017, the Company had cost of revenue related to I Health amounted $3,436 and $13,213, respectively. The Company had due to I Health $17,703 as of December 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $60,977 (NTD1,800,000). For the three and six months ended June 30, 2018 and 2017, the Company recognized $30,006 and $28,273, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of June 30, 2018 and December 31, 2017, the Company had accounts receivable amounted $7,973 and $17,231, respectively. The Company also had revenue amounted $8,089 and $6,051 for the three months ended June 30, 2018 and 2017, respectively, and $24,842 and $16,633 for the six months ended June 30, 2018 and 2017, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended June 30, 2018 and 2017 were $735,916 and $666,035, respectively, and for the six months ended June 30, 2018 and 2017 were $1,399,331 and $1,237,058, respectively. On June 30, 2018, total future minimum annual lease payments under operating leases were as follows, by 12-month trailing period:

Twelve months ending June 30, 2019	$2,176,430
Twelve months ending June 30, 2020	1,044,433
Twelve months ending June 30, 2021	497,484
Twelve months ending June 30, 2022	35,340
Twelve months ending June 30, 2023	5,023
Thereafter	-
Total	$3,758,710

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

The geographical distributions of the Company’s financial information for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$16,998,019	$15,956,177
PRC	3,166,721	2,543,599
Hong Kong	41,085	29,999
Elimination adjustment	(30,488)	(10,953)
Total revenue	$20,175,337	$18,518,822

Income (loss) from operations
Taiwan	$1,413,390	$2,747,948
PRC	208,513	(86,560)
Hong Kong	(42,698)	(32,371)
Elimination adjustment	31,106	33,227
Total income from operations	$1,610,311	$2,662,244

Net income (loss)
Taiwan	$1,638,309	$2,648,304
PRC	220,936	(128,350)
Hong Kong	(42,756)	(32,356)
Elimination adjustment	(944)	1,430
Total net income	$1,815,545	$2,489,028

The geographical distributions of the Company’s financial information for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$31,738,791	$28,377,258
PRC	5,875,342	5,435,531
Hong Kong	81,072	72,514
Elimination adjustment	(30,488)	(10,953)
Total revenue	$37,664,717	$33,874,350

Income (loss) from operations
Taiwan	$4,593,112	$5,304,129
PRC	281,703	163,028
Hong Kong	(52,782)	(38,296)
Elimination adjustment	66,336	66,447
Total income from operations	$4,888,369	$5,495,308

Net income (loss)
Taiwan	$2,893,777	$4,505,169
PRC	289,404	54,608
Hong Kong	(53,805)	(52,941)
Elimination adjustment	691	2,991
Total net income	$3,130,067	$4,509,827

The geographical distribution of the Company’s financial information as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018	December 31, 2017
Geographical Areas
Long-lived assets
Taiwan	$1,049,915	$836,347
PRC	127,057	109,597
Hong Kong	1,043	358
Elimination adjustment	-	-
Total long-lived assets	$1,178,015	$946,302

Reportable assets
Taiwan	$95,787,654	$96,399,321
PRC	12,668,105	11,140,124
Hong Kong	502,740	643,881
Elimination adjustment	(50,347,418)	(48,910,083)
Total reportable assets	$58,611,081	$59,273,243

Capital Investment
Taiwan	$391,598	$348,028
PRC	50,337	34,445
Hong Kong	997	-
Elimination adjustment	-	-
Total capital investment	$442,932	$382,473

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

On September 21, 2017, the Company entered into a line of credit agreement with FEIB (Far Eastern International Bank Co., Ltd.) for a revolving credit facility of $2,000,000. It was renewed on October 26, 2018, with the revolving credit limit raised to $2,500,000. Borrowing under the agreement bear interest with respect to US Dollars, interest rate shall be at the higher of LIBOR or TAIFX3 for a period equal to the term of the utilization or the next longer tenor for which rates are quoted, plus 0.85%, with margin to be adjusted every three months and may be negotiated on a case-by-case basis based on the Bank’s funding status.

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

Total net revenue from Taiwan life insurance products accounted for 77.90% and 80.69% of total net revenue for the three months ended June 30, 2018 and 2017, respectively. Total net revenue from PRC life insurance products accounted for 15.37% and 13.24% of total net revenue for the three months ended June 30, 2018 and 2017, respectively.

Total net revenue from Taiwan life insurance products accounted for 77.81% and 78.08% of total net revenue for the six months ended June 30, 2018 and 2017, respectively. Total net revenue from PRC life insurance products accounted for 15.17% and 15.18% of total net revenue for the six months ended June 30, 2018 and 2017, respectively.

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

Total net revenue from Taiwan property and casualty insurance products accounted for 5.69% and 5.38% of total net revenue for the three months ended June 30, 2018 and 2017, respectively. Total net revenue from Taiwan property and casualty insurance products accounted for 5.87% and 5.61% of total net revenue for the six months ended June 30, 2018 and 2017, respectively.

Consolidated Affiliated Entities (“CAE”) in PRC commenced selling commercial property insurance in 2009, and developed its automobile insurance business in 2010. Total net revenue from PRC property and casualty insurance products accounted for 0.32% and 0.50% of total net revenue for the three months ended June 30, 2018 and 2017, respectively. Total net revenue from PRC property and casualty insurance products accounted for 0.43% and 0.87% of total net revenue for the six months ended June 30, 2018 and 2017, respectively.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2, “Summary of Significant Accounting Policies”, to the Notes to the Consolidated Financial Statements appearing in our Annual Report on Form 10-K for the year ended December 31, 2017. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

Accrued Expenses

As part of the process of preparing our financial statements, we are required to estimate accrued expenses. The estimation basis of the majority of the accrued expenses is dependent on our salesforce’s achievement of the sales targets identified by the management team. Examples of estimated accrued expenses include brokerage commission bonus, such as bonus payable to our sales agents, and incentive program rewards, such as the estimated expenditures to fund the reward programs. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

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

Overview of the three months ended June 30, 2018 and 2017

The following table shows the results of operations for the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$20,175,337	$18,518,822	$1,656,515	9%
Cost of revenue	13,696,717	11,890,592	1,806,125	15%
Gross profit	6,478,620	6,628,230	(149,610)	-2%
Gross profit margin	32%	36%	-4%	-11%

Operating expenses:
Selling	789,400	312,122	477,278	153%
General and administrative	4,078,909	3,653,864	425,045	12%
Total operating expenses	4,868,309	3,965,986	902,323	23%

Income from operations	1,610,311	2,662,244	(1,051,933)	-40%

Other income (expenses):
Interest income	127,171	95,210	31,961	34%
Interest expenses	(28,395)	(8,200)	(20,195)	246%
Dividend income	361,571	329,749	31,822	10%
Other - net	114,267	166,015	(51,748)	-31%
Total other income, net	574,614	582,774	(8,160)	-1%

Income before income taxes	2,184,925	3,245,018	(1,060,093)	-33%
Income tax expense	369,380	755,990	(386,610)	-51%

Net income	1,815,545	2,489,028	(673,483)	-37%
Net income attributable to the noncontrolling interests	791,238	500,640	290,598	58%
Net income attributable to parent’s shareholders	$1,024,307	$1,988,388	$(964,081)	-48%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended June 30, 2018 and 2017, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended June 30, 2018	Three months ended June 30, 2017
Revenue
Taiwan	$16,998,019	$15,956,177
PRC	3,166,721	2,543,599
Hong Kong	41,085	29,999
Elimination adjustment	(30,488)	(10,953)
Total Revenue	$20,175,337	$18,518,822

During the three months ended June 30, 2018, 84.3%, 15.7% and 0.2% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended June 30, 2017, 86.2%, 13.7% and 0.2% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentages of geographical revenue for the three months ended June 30, 2018 and 2017 were relatively consistent.

Total revenue increased by $1,656,515, or 9%, from $18,518,822 for the three months ended June 30, 2017 to $20,175,337 for the three months ended June 30, 2018 due mainly to the following reasons:

a)	The Company adopted the new accounting guidance ASC 606, Revenue from Contracts with Customers, for revenue recognition at the beginning of 2018 and elected to apply the modified retrospective method as disclosed in Note 2 to the condensed consolidated financial statements. Under the modified retrospective method, our revenue recognized for the three months ended June 30, 2017 was based on legacy GAAP as compared with the revenue recognized for the three months ended June 30, 2018 based on the new guidance. If we had recognized revenue for the three months ended June 30, 2018 on the same basis as that of the three months ended June 30, 2017, our revenue would have decreased by $981,162. The new guidance allowed us to accelerate the recognition of certain contingent commissions, thereby increasing our revenue recognition for the three months ended June 30, 2018. However, since the majority of our fee arrangements involve contracts that cover a single year of services, the difference of applying different GAAPs would not have a significant impact on an annual basis.

b)	Our commission revenue mainly consists of first year commission and bonus based on persistency ratio, specifically the 13th month persistency ratio, which is based on whether a policyholder renews the insurance policy and continues to pay premium at the 13th month after the effective date of his policy. Our business performance in the fourth quarter of 2016 was fairly successful and we continued to receive bonuses from the policies solicited in the fourth quarter of 2016 from the insurance companies. Starting from the first quarter of 2018, we have been benefited by the 13th month persistency ratio based bonus associated with new policies solicited in the fourth quarter of 2016. Among those commissions and fees received from the insurance companies, the bonus ratio from the 13th month persistency ratio is notably higher than other types of commissions and fees. Therefore, whether we are capable of successfully maintaining high persistency ratio has a significant impact on our revenue for an extended period of time.

Furthermore, the increase in our total revenue was mainly contributed by our Taiwan segment for the following reasons:

a)

The revenue earned from AIA International Limited Taiwan Branch (“AIATW”) increased significantly in the three months ended June 30, 2018. In December 2017, we recruited a group of sales professionals who are especially knowledgeable of AIATW’s products. This group of new recruits has begun to contribute to our revenue from AIATW since the first quarter of 2018. In addition, there was a boost in the sale of foreign currency life insurance products denominated in US dollars offered by AIATW that began in the first quarter of 2018 and continued through the second quarter of 2018, as the depreciation of US dollars against NT dollars attracted customers to purchase US dollars linked products when compared with stronger US dollars during the first half of 2017.

However, in the three months ended June 30, 2018, the increase of revenue driven by the increased sales of AIATW products was offset by the decrease of revenue in connection with our Strategic Alliance Agreement (“Alliance Agreement”) with AIATW entered into in 2013. The Alliance Agreement had been amended several times over the past years to better align the interests of both parties. After Amendment No.3 took effect in June 2017, we were able to recognize Alliance Agreement revenue in accordance with GAAP, which allowed us to recognize deferred Alliance Agreement revenue since 2013, explaining why there was a significant increase in the Alliance Agreement revenue for the three months ended June 30, 2017. Whereas, for the three months ended June 30, 2018, we only recognized Alliance Agreement revenue for the current quarter. During the three months ended June 30, 2018 and 2017, we recognized the Alliance Agreement revenue for $87,330 and $1,305,514, respectively. The apparent discrepancy in the Alliance Agreement revenues for the three months ended June 30, 2018 and 2017 was the direct result of the way in which revenue was recognized as opposed to operational inefficiencies.

b)	The revenue earned from TransGlobe Life Insurance Inc. (“TransGlobe”) also experienced a visible increase because TransGlobe offered health insurance products with greater affordability and more favorable terms that appealed to the market, thereby boosting the sales of health insurance products for the three months ended June 30, 2018.

c)	The revenue earned from Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) continued to increase. A phenomenon explained by the launching of Taiwan Life’s stellar product in 2017 with comprehensive long-term disability insurance coverage at an affordable price. This package drew more attention from our customers and boosted our sales performance for the three months ended June 30, 2018. As explained previously, once we have successfully solicited insurance policies and are able to retain our customers to have them pay periodic premiums, we will continue to receive commission bonuses, including the 13th month persistency ratio based bonuses from Taiwan Life. This coupling effect led to a greater increase in our revenue in the three months ended June 30, 2018.

 Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended June 30, 2018 increased by $1,806,125 or 15%, to $13,696,717, as compared to $11,890,592 of the same period in 2017, mainly due to the increase of direct commission cost as a result of first year commission earned from insurance companies, and the restructuring of the commission program. The Company launched Commission 2.0 in September 2017, featuring new incentive schemes and performance measures that are more aligned with the company’s long-term objectives. Under Commission 2.0, sales targets are divided into smaller and more attainable targets to improve the achievement rate. Therefore, the commissions paid to our sales professionals increased for the three months ended June 30, 2018 despite the fact that our sales professionals generated similar level of revenue as compared with the three months ended June 30, 2017.

The gross profit for the three months ended June 30, 2018 decreased by $149,610 or 2%, to $6,478,620 compared to $6,628,230 for the three months ended June 30, 2017. The gross profit ratio decreased to 32% for the three months ended June 30, 2018 from 36% for the three months ended June 30, 2017. The decrease was a result of increased commissions paid to our sales professionals under the new commission program.

Selling expenses

Selling expenses mainly occurred in Law Broker, and represent expenses associated with marketing and brand promotion activities. The selling expense for the three months ended June 30, 2018 increased by $477,278 or 153%, to $789,400 compared with $312,122 for the three months ended June 30, 2017. The increase is mainly attributed to the increased advertising expenses and the donation to a charity organization to promote our brand name. We launched an online reality show in the second half of 2017 to facilitate deeper brand engagement and to attract youngsters to join our salesforce. The advertising expenses related to the show were mainly incurred in 2018 and will continue to grow along with our promotional plans.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended June 30, 2018, G&A expenses were $4,078,909, increased by $425,045, or 12%, compared with $3,653,864 for the three months ended June 30, 2017. The increase is attributed to the expansion of our online business for which we recruited more administrative staff, leading to an increase in salary and office remodeling expense.

Other income (expenses)

Net other income for the three months ended June 30, 2018 and 2017 was $574,614 and $582,774, respectively. Other income (expense) mainly consists of interest income, interest expenses, dividend income, gain or loss on valuation of financial assets and foreign exchange gain or loss. Compared with the three months ended June 30, 2017, net other income decreased slightly due to recognition of valuation loss on the long-term investment in REITs but partially offset by the increase of dividend income, interest income, and foreign exchange gain.

Income tax expense

For the three months ended June 30, 2018, the income tax expense was $369,380, decreased by $386,610, or 51%, compared with $755,990 for the three months ended June 30, 2017. The decrease in our income tax expense was mainly contributed by our Taiwan segment for the following reasons:

a)	The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan, and are generally subject to tax at 17% on income reported in the statutory financial statements after appropriate adjustments. In addition, the Income Tax Law of Taiwan provides that a company is taxed an additional 10% on any undistributed earnings to its shareholders. Effective January 1, 2018, the income tax rate has been raised to 20% but the undistributed earnings tax rate has been reduced to 5%.

For the three months ended June 30, 2018, the income before income tax of Taiwan segment decreased significantly and therefore, the income tax expense decreased as compared with the three months ended June 30, 2017. However, the increase of the income tax rate slightly offset the decrease of the income tax expense. Moreover, the undistributed earnings tax rate decreased from 10% to 5% further decreased the current quarter income tax expense on undistributed earnings.

b)	In June 2018, the shareholders of Law Enterprise Co., Limited (Law Enterprise), the Company’s majority owned subsidiary and is incorporated in Taiwan approved to distribute accumulated earnings to shareholders including Action Holdings Financial Limited (AHFL), the Company’s wholly owned subsidiary. Under the Income Tax Law of Taiwan, the distributed earning is not subject to the undistributed earning tax and the foreign shareholders of a Taiwan company will bear 21% of withholding tax after deducting certain tax credits as allowed by the Income Tax Law of Taiwan for the dividend received. As a result of the earning distribution of Law Enterprise, Law Enterprise reversed $921,196 of the undistributed earning tax liability accrued in prior years and AHFL accrued $880,726 of the withholding tax liability that cannot be deducted in its tax jurisdiction. Therefore, the income tax expense was further decreased due to the reversal of the prior year accrued undistributed earnings liability.

CU WFOE and the Consolidated Affiliated Entities (“CAEs”) in the PRC are governed by the Income Tax Law of the PRC concerning the private enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments, except for Jiangsu. For Jiangsu, according to the requirement of local tax authorities, the tax basis is deemed as 10% of total revenue, rather than of net income.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change	Percent
Net cash provided by operating activities	$5,001,821	$2,743,905	$2,257,916	82%
Net cash used in investing activities	(7,989,544)	(8,902,361)	912,817	(10)%
Net cash provided by financing activities	286,061	256,881	29,180	11%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2018 was $5,001,821, representing an increase in comparison with net cash of $2,743,905 provided by operating activities during the six months ended June 30, 2017. The increase was mainly due to the fact that our business performance at the end of 2016 was better than it was at the end of 2017. During the first half of 2017 we received more commissions from the insurance companies as compared with the first half of 2018; however, during the first half of 2017, we also paid more commissions to our sales professionals than we did during the first half of 2018, causing our cash outflow from operating activities during the first half of 2017 to exceed the outflow during the first half of 2018. As the result, cash provided by operating activities increased during the first half of 2018.

Investing activities

Net cash used in investing activities was $7,989,544 during the six months ended June 30, 2018, compared with $8,902,361 net cash used in investing activities for the six months ended June 30, 2017. Our successful business performance in 2016 generated excess cash that we used to make short-term investments in time deposits and marketable securities in the first half of 2017. We continued to reinvest in short-term investments in time deposits and structured deposits when these investments became mature during the first half of 2018. We made additional investment in REITs during the first half of 2018.

Financing activities

Net cash provided by financing activities was $286,061 during the six months ended June 30, 2018, a result of increased third party borrowings. However, net cash provided by financial activities was partially offset by repayment of borrowings from Company’s related parties and third parties. Net cash provided by financing activities was $256,881 for the six months ended June 30, 2017, a result of proceeds received from Company’s related party borrowings.

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

Due to related parties

The following summarizes the Company’s payable to related parties as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)	$403,300	$409,054
Due to Ms. Lu (Shareholder of Anhou)	113,309	161,380
Due to I Health Management Corp*	-	17,703
Others	2,373	2,128
Total	$518,982	$590,265

*	25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

Amounts due to Mr. Mao and Ms. Lu are loan payable on demand and bear no interest.

Long-term loan

The Company’s long-term loans consisted of the following as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Loan A, interest at 8% per annum, maturity date May 15, 2019	$128,417	$130,641
Loan B, interest at 8% per annum, maturity date July 20, 2019	116,331	118,345
Total loans	244,748	248,986
Less: current portion (Note 5)	(128,417)	-
Total long-term loans	$116,331	$248,986

Law Anhou Insurance Agency Co., Limited (“Anhou”) in Nanjing City, PRC is a variable interest entity (VIE) of which the Company is the primary beneficiary. The Company contractually control Anhou through CU Hong Kong.

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The loan agreement provided for approximately $128,417 (RMB 850,000) and $130,641 (RMB 850,000) as of June 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019. As of June 30, 2018, the principal amount was reclassified to current liabilities.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The loan agreement provided for approximately $116,331 (RMB 770,000) and $118,345 (RMB 770,000) as of June 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019.

Total interest expenses for the Loan A and Loan B were $5,069 and $5,200, respectively, for the three months ended June 30, 2018 and 2017, and were $8,907 and $10,269, respectively, for the six months ended June 30, 2018 and 2017.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended June 30, 2018 and 2017 were $735,916 and $666,035, respectively, and for the six months ended June 30, 2018 and 2017 were $1,399,331 and $1,237,058, respectively. On June 30, 2018, total future minimum annual lease payments under operating leases were as follows, by 12-month trailing period:

Twelve months ending June 30, 2019	$2,176,430
Twelve months ending June 30, 2020	1,044,433
Twelve months ending June 30, 2021	497,484
Twelve months ending June 30, 2022	35,340
Twelve months ending June 30, 2023	5,023
Thereafter	-
Total	$3,758,710

AHFL Acquisition Agreement

The Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, the Company committed to distribute the cash payment in the amount approximately $676,466 (NTD 22.5 million) to the selling shareholders of AHFL on or prior to June 30, 2016. On July 21, 2016, the Company arranged for the payment of $153,097 (NTD4,830,514) to the selling shareholders. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019. As such, the amount was reclassified to other current liabilities as of June 30, 2018.

Engagement Agreement with Ms. Chao

On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of June 30, 2018 and December 31, 2017, the Company had current liabilities amounted $266,730 and $210,752, respectively, related to accrued bonus for Ms. Chao.

Lease Agreements

On February 1, 2018, Prime Asia Corporation, Limited, the Company’s majority owned subsidiary entered into a lease agreement with Apex Biz Solution Limited (“Apex,” was formerly known as Prime Technology Corp.) Apex is a related party of the Company because it is affiliated to the Company’s management. The lease is to lease the office space in Taipei City to Apex. The lease term is for 10 months commencing on February 1, 2018, with a monthly base rent of approximately $678 (NTD 20,000). The Company recorded rent income of $2,022 and $3,388 for the three and six months ended June 30, 2018.

On July 1, 2016, the Company entered into lease agreements with Yuli Broker and Yuli Investment separately, to lease their Nan-King East Road office space in Taipei City. The lease terms were both for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $610 (NTD18,000). On June 30, 2017, these lease agreements were extended automatically to June 30, 2018. The Company recorded rent income of $288 and $284, respectively, for the three months ended June 30, 2018 and 2017 and $580 and $560, respectively, for the six months ended June 30, 2018 and 2017.

Yuli Broker and Yuli Investment are owned by Ms. Lee who is the Director of Law Broker.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health who is contracted to provide 10,000 Taiwan citizen’s health information to the Company. The total advisory fee was approximately $42,000 (NTD1,275,000). For the three and six months ended June 30, 2017, the Company had cost of revenue related to I Health amounted $3,436 and $13,213, respectively. The Company had due to I Health $17,703 as of December 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $60,977 (NTD1,800,000). For the three and six months ended June 30, 2018 and 2017, the Company recognized $30,006 and $28,273, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex, pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of June 30, 2018 and December 31, 2017, the Company had accounts receivable amounted $7,973 and $17,231, respectively. The Company also had revenue amounted $8,089 and $6,051 for the three months ended June 30, 2018 and 2017, respectively, and $24,842 and $16,633 for the six months ended June 30, 2018 and 2017, respectively.

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

Interest Rate Sensitivity

As of June 30, 2018, we had cash and cash equivalents of $12,289,286, including cash of USD $121,851, cash of RMB12,821,654 (approximately $1,937,084), cash of HKD517,307 (approximately $65,938), and cash of NTD309,622,271 (approximately $10,164,413). We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the six months ended June 30, 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weaknesses identified and described in Part II, Items 9A(a) and 9A(c) of the Company’s Amended Annual Report. For further information, please see the above mentioned items in Company’s Amended Annual Report, which is incorporated by reference herein.

Changes in Disclosure Controls and Procedures

There were no changes in our disclosure controls and procedures as defined under Rule 13a-15(b) in the Exchange Act that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect our disclosure controls, other than as described below under the caption “Management’s Remediation Efforts Regarding Disclosure Controls and Procedures.”

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial report as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the six months ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, other than as described below under the caption “Remediation Efforts.”

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

Although we had begun our remediation process during the six months ended June 30, 2018 by engaging a new financial consultant, we have yet to complete all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies. The material weaknesses cannot be considered remediated until the control has operated for a sufficient period of time and until the management has concluded, through testing, that the control is operating effectively. Our goal is to remediate the material weaknesses by the end of fiscal 2018.

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

