Form 10-Q
period 2018-09-30
China United Insurance Service, Inc.
filed 2019-01-31
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐ No ☒

As of January 29, 2019, there are 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

EXPLANATORY NOTE REGARDING RESTATEMENT

On January 23, 2018, the Audit Committee of the Board of Directors of China United Insurance Service, Inc., based on the recommendations of the company’s management and after consultation with, Simon & Edward LLP, our independent registered public accounting firm, concluded that our consolidated financial statements as of and for each of the interim period ended September 30, 2017 should no longer be relied upon.

Within this report, we have included the restated unaudited condensed consolidated financial information for the quarterly periods as of and for the interim period ended September 30, 2017, which we refer to as the Restatement.

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

The Company has determined that this change in accounting for the GHFL Acquisition had the impact set forth below as of and for the interim period ended September 30, 2017 (the “Restated Period”) on the following key balance sheet items included in the financial statements the Restated Period., which the Company believes are of particular significance for investors. Please note that the Key Balance Sheet Items in the Restated Period set forth below changed as a result of the Restatement.

For further information, please see the section titled “Explanatory Note Regarding Restatement” in our Annual Report, as amended and filed on form 10-K/A (the “Amended Annual Report”), as filed with the Securities and Exchange Commission ( the “SEC”) on January 24, 2019, which is incorporated by reference herein.

Key Balance Sheet Items

Goodwill: Reported Goodwill as of the interim reporting period ended September 30, 2017 of $2,071,491 has been restated to total $31,651 as at such date, representing a reduction of $2,039840 (or 98.5%).

Total Assets: Reported Total Assets as of September 30, 2017 of $51,132,862 has been restated to total $49,093,022 as at such date, representing a reduction of $2,039,840 (or 4.0%).

Retained Earnings: Reported Retained Earnings as of September 30, 2017 of $6,663,807 has been restated to total $4,623,967 as at such date, representing a reduction of $2,039,840 (or 30.6%).

Stockholders’ Equity Attributable to Parent’s Shareholders: Reported Stockholders’ Equity Attributable to Parent’s Shareholders reported as of September 30, 2017 of $20,077,289 has been restated to total $18,037,449 as at such date, representing a reduction of $2,039,840 (or 10.2%).

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

OTHER PERTINENT INFORMATION

References in this quarter report to “we,” “us,” “our” and the “Company” and words of like import refer to China United Insurance Service, Inc., its subsidiaries and variable interest entities.

References to China or the PRC refer to the People’s Republic of China (excluding Hong Kong, Macao and Taiwan). References to Taiwan refer to Republic of China.

Unless context indicates otherwise, reference to the “Company” in this quarter report refers to China United Insurance Service, Inc. and its subsidiaries. Reference to “AHFL” refers to the combined operations of Action Holdings Financial Limited and its Taiwan Subsidiaries. Reference to “Anhou” refers to the combined operations of Law Anhou Insurance Agency Co., Ltd. and its subsidiaries.

Our business is conducted in Taiwan and China using New Taiwanese Dollars (“NT$”), the currency of Taiwan, Hong Kong Dollars (“HK$”), the currency of Hong Kong, and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD”, “US$” or “$”). In this quarter report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD. These dollar references are based on the exchange rate of NT$, HK$ and RMB to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,411,789	$15,473,949
Time deposits	20,623,257	21,470,113
Marketable securities	31,028	33.381
Structured deposits	-	1,248,340
Accounts receivable	7,409,492	13,301,006
Contract asset	2,147,557	-
Other current assets	1,539,588	2,193,086
Total current assets	50,162,711	53,719,875

Property, plant and equipment, net	1,175,186	946,302
Intangible assets	605,891	775,778
Long-term investments	2,481,647	1,399,762
Other assets	2,045,567	2,431,526

TOTAL ASSETS	$56,471,002	$59,273,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$3,135,927	$2,350,000
Income tax payable-short term	1,913,242	3,508,790
Convertible bonds	-	200,000
Commissions payable to sales professionals	4,870,013	6,415,071
Due to related parties	800,897	801,017
Other current liabilities	4,967,062	6,163,765
Total current liabilities	15,687,141	19,438,643

Long-term loans	-	248,986
Income tax payable-long term	1,007,323	-
Long-term liabilities	2,440,015	4,842,240
TOTAL LIABILITIES	19,134,479	24,529,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	5,739,525	5,781,008
Retained earnings	7,999,700	6,419,937
Accumulated other comprehensive income (loss)	(151,538)	616,019
Stockholders’ equity attribute to parent’s shareholders	21,778,441	21,007,718
Noncontrolling interests	15,558,082	13,735,656
TOTAL STOCKHOLDERS’ EQUITY	37,336,523	34,743,374
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,471,002	$59,273,243

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Revenue	$16,147,000	$16,210,334	$53,811,717	$50,084,684
Cost of revenue	9,653,926	9,071,624	32,972,346	29,746,059

Gross profit	6,493,074	7,138,710	20,839,371	20,338,625

Operating expenses:
Selling	1,355,033	783,120	2,782,431	1,481,423
General and administrative	3,989,414	3,708,037	12,019,944	10,714,341
Total operating expense	5,344,447	4,491,157	14,802,375	12,195,764

Income from operations	1,148,627	2,647,553	6,036,996	8,142,861

Other income (expenses):
Interest income	78,287	79,299	303,079	246,559
Interest expenses	(28,053)	(8,293)	(79,302)	(24,562)
Dividend income	(4,579)	1,391	356,992	331,140
Other - net	(101,993)	89,065	92,512	136,113
Total other (expenses) income, net	(56,338)	161,462	673,281	689,250

Income before income taxes	1,092,289	2,809,015	6,710,277	8,832,111
Income tax expense	479,399	831,878	2,967,320	2,345,147

Net income	612,890	1,977,137	3,742,957	6,486,964
Net income attributable to noncontrolling interests	444,571	669,490	2,204,677	1,854,584
Net income attributable to parent's shareholders	168,319	1,307,647	1,538,280	4,632,380

Other comprehensive income
Foreign currency translation (loss) gain	(55,142)	48,149	(768,003)	793,090
Other	(86)	175	445	42,894

Other comprehensive (loss) income attributable to parent's shareholders	(55,228)	48,324	(767,558)	835,984
Other comprehensive income (loss) attributable to noncontrolling interests	18,071	23,405	(382,251)	640,811

Comprehensive income attributable to parent's shareholders	$113,091	$1,355,971	$770,722	$5,468,364

Comprehensive income attributable to noncontrolling interests	$462,642	$692,895	$1,822,426	$2,495,395

Weighted average shares outstanding:
Basic	29,452,669	29,452,669	29,452,669	29,452,669
Diluted	29,452,669	29,452,669	29,452,669	29,452,669

Earnings per share attributable to parent's shareholders:
Basic	$0.006	$0.043	$0.051	$0.152
Diluted	$0.006	$0.043	$0.051	$0.152

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2018	2017

Cash flows from operating activities:
Net income	$3,742,957	$6,486,964
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	465,362	410,593
Amortization of bond premium	132	193
Loss on valuation of financial assets	130,397	1,372,468
Loss on disposal of fixed assets	5,522	75,121
Loss on debt forgiveness	12,744	-
Deferred income tax	(41,558)	(20,030)
Changes in operating assets and liabilities:
Accounts receivable	5,642,056	9,541,161
Contract assets	(2,188,761)	-
Other current assets	(777,365)	(268,864)
Other assets	497,735	(1,060,775)
Income tax payable	(442,909)	(35,858)
Commissions payable to sales professionals	(1,386,402)	(5,998,376)
Other current liabilities	(3,022,297)	(3,341,207)
Long-term liabilities	(436,690)	(753,022)
Net cash provided by operating activities	2,200,923	6,408,368

Cash flows from investing activities:
Purchases of time deposits	(33,790,843)	(24,572,262)
Proceeds from maturities of time deposits	33,599,616	8,888,669
Purchases of structured deposits	(10,779,677)	(1,292,441)
Proceeds from maturities of structured deposits	12,087,077	-
Proceeds from sale of marketable securities	-	7,488,976
Purchase of marketable securities	-	(6,231,364)
Purchase of long-term investment - REITs	(1,337,876)	-
Proceeds from repayment of loan made to RFL	1,498,099	-
Purchase of property, plant and equipment	(536,272)	(257,944)
Purchase of intangible assets	(43,827)	(88,745)
Net cash provided by (used in) investing activities	696,297	(16,065,111)

Cash flows from financing activities:
Repayment of convertible bonds	(200,000)	-
Proceeds from short-term loans	16,700,000	-
Repayment of short-term loans	(16,150,000)	-
Proceeds from related party borrowing	482,484	261,589
Repayment to related party borrowing	(544,476)	(281)
Net cash provided by financing activities	288,008	261,308

Foreign currency translation	(571,369)	1,159,884
Net increase (decrease) in cash, cash equivalents and restricted cash	2,613,859	(8,235,551)

Cash, cash equivalents and restricted cash, beginning balance	15,943,564	20,387,638
Cash, cash equivalents and restricted cash, ending balance	$18,557,423	$12,152,087

SUPPLEMENTARY DISCLOSURE:

Interest paid	$124,283	$29,806
Income tax paid	$3,493,315	$2,298,197

SUPPLEMENTARY DISCLOSURE OF CASH FLOWS FOR NON-CASH TRANSACTION:
Debt forgiveness - related party	$-	$32,937

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

The corporate structure as of September 30, 2018 is as follows:

In July of 2018 the Company acquired Joint Broker Co., Limited (“JIB”), a Taiwan Insurance brokerage company, previously known as Kao Te Insurance Broker (KT Broker), through Genius Investment Co., Limited (“GIC”). On July 1, 2018, GIC entered into an acquisition agreement (“KT Broker Acquisition Agreement”) with the selling shareholder of KT Broker, Ms. Ma. Pursuant to the KT Broker Acquisition Agreement, GIC agreed to pay $29,545 (NTD 900,000) in exchange for the insurance brokerage licenses issued to KT Broker by the Taiwanese government, along with right to the KT Broker company name and $13,131 (NTD 400,000) of legal deposits. The Company has no intention of operating the KT Broker existing brokerage business nor retain any of its sales personnel, therefore the Company recognized only the acquisition of assets as part of this transaction. Under Taiwanese law, the brokerage license is undetachable from the KT Broker legal entity and the entity itself cannot be dissolved, so the Company renamed KT Broker to Joint Insurance Broker Co., Limited to serve as a holding entity for the brokerage licenses.

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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

	Average Rate for the Nine Months Ended September 30,
	2018		2017
New Taiwan dollar (NTD)	NTD	29.898134	NTD	30.505166
China yuan (RMB)	RMB	6.513683	RMB	6.805734
Hong Kong dollar (HKD)	HKD	7.839811	HKD	7.787013
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	September 30, 2018		December 31, 2017
New Taiwan dollar (NTD)	NTD	30.452429	NTD	29.655684
China yuan (RMB)	RMB	6.866535	RMB	6.506378
Hong Kong dollar (HKD)	HKD	7.827669	HKD	7.814925
United States dollar ($)		$1.000000		$1.000000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by ASC Topic 260, “Earnings Per Share.” Potential common shares consist primarily of convertible bonds calculated using the if-converted method. However, convertible bonds were excluded from the calculation due to the antidilutive effect. The antidilutive common share equivalents excluded from the computation were 0 and 52,356 for the three months ended September 30, 2018 and 2017, respectively and were 36,047 and 45,078 for the nine months ended September 30, 2018 and 2017, respectively.

The calculation for basic and diluted EPS is as follows:

	Three Months Ended September 30,
	2018	2017
Amounts attributable to CUIS common shareholders:	$162,792	$1,264,707
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$162,792	$1,264,707

Basic weighted-average number of common shares outstanding	29,452,669	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,452,669	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.006	$0.043
Diluted	$0.006	$0.043

	Nine Months Ended September 30,
	2018	2017
Amounts attributable to CUIS common shareholders:	$1,487,766	$4,480,263
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$1,487,766	$4,480,263

Basic weighted-average number of common shares outstanding	29,452,669	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,452,669	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.051	$0.152
Diluted	$0.051	$0.152

Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

∙	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

∙	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

∙	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017:

	September 30, 2018
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities (included in other current assets):
Mutual fund	31,028	-	-	31,028
Structured deposits	-	-	-	-
Long-term investments:
Government bonds (available-for-sale debt securities)	-	100,394	-	100,394
REITs	1,119,123	-	-	1,119,123

	December 31, 2017
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities (included in other current assets):
Mutual fund	33,381	-	-	33,381
Structured deposits	-	-	1,248,340	1,248,340
Long-term investments:
Government bonds (available-for-sale debt securities)	-	103,723	-	103,723

The following table presents a reconciliation from the opening balances to the closing balances for recurring fair value measurements categorized within level 3 of the fair value hierarchy:

Opening balance as of January 1, 2018	$1,248,340
Transfer into/ out of Level 3	-
Total gains (losses) for the period included in earnings	69,183
Total gains (losses) for the period included in other comprehensive income	-
Purchases	10,779,677
Settlements	(12,087,077)
Foreign exchange gains (losses)	(10,123)
Ending balance as of September 30, 2018	$-

Changes in unrealized losses for the period included in earnings for assets held at the end of the reporting period are $0 and $(19,015), respectively, for the three and nine months ended September 30, 2018.

During the three and nine months ended September 30, 2018, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs – The fair value of the mutual fund and REITs is valued based on quoted market prices in active markets.

Structured deposits – Structured deposits are hybrid instruments containing embedded derivatives. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The structured deposits are valued based on discounted cash flow analyses that consider the embedded derivative and terms and payment structure of the deposits. As of September 30, 2018 and December 31, 2017, the amount of structured deposits is nil and $1,248,340. The embedded derivative features are valued using Black & Scholes option pricing model that used significant unobservable inputs, i.e., volatility of options. The fair value is determined by using the counterparty’s pricing information.

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

The amortized cost of the investment in government bonds is $99,163 and $102,029 as of September 30, 2018 and December 31, 2017, respectively. The government bonds will mature on March 17, 2021.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of September 30, 2018, and December 31, 2017, approximately $1,678,000 and $1,512,000 of the Company’s cash and cash equivalents, time deposits, restricted cash and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $38,400,000 and $33,949,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended September 30, 2018 and 2017, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended September 30,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,067,273	25%	$4,275,654	26%
TransGlobe Life Insurance Inc.	2,514,042	16%	1,882,461	12%
Taiwan Life Insurance Co., Ltd.	1,993,854	12%	1,911,978	12%

For the nine months ended September 30, 2018 and 2017, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine Months Ended September 30,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$13,325,435	25%	$13,019,656	26%
Taiwan Life Insurance Co., Ltd.	7,193,135	13%	5,881,228	12%
TransGlobe Life Insurance Inc.	6,876,230	13%	5,127,561	10%

As of September 30, 2018 and December 31, 2017, the Company’s accounts receivable from these companies were:

	September 30, 2018		December 31, 2017
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$2,052,335	28%	$3,430,661	26%
Taiwan Life Insurance Co., Ltd	780,613	11%	2,192,668	17%
TransGlobe Life Insurance Inc.	1,172,366	16%	1,811,401	14%

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

New Accounting Pronouncements and Other Guidance

New Accounting Pronouncements Effective January 1, 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued new accounting guidance related to revenue from contracts with customers. The core principle of the Standard is that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance effective January 1, 2018, using the modified retrospective method, which applies the new guidance beginning in the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018. The Company elected to apply the modified retrospective method to all contracts.

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

The impact of adoption of the new revenue standard on the Company’s consolidated income statement was as follows:

	Three Months Ended September 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$16,147,000	$(828,990)	$15,318,010
Cost of revenue	9,653,926	-	9,653,926
Gross profit	6,493,074	(828,990)	5,664,084
Income before income taxes	1,092,289	(828,990)	263,299
Income tax expense	479,399	(164,645)	314,754
Net income/(loss)	612,890	(664,345)	(51,455)
Net income attributable to noncontrolling interests	444,571	(224,246)	220,325
Net income/(loss) attributable to parent’s shareholders	$168,319	$(440,099)	$(271,780)

	Nine Months Ended September 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Revenue	$53,811,717	$(2,188,761)	$51,622,956
Cost of revenue	32,972,346	-	32,972,346
Gross profit	20,839,371	(2,188,761)	18,650,610
Income before income taxes	6,710,277	(2,188,761)	4,521,516
Income tax expense	2,967,320	(429,533)	2,537,787
Net income	3,742,957	(1,759,228)	1,983,729
Net income attributable to noncontrolling interests	2,204,677	(585,024)	1,619,653
Net income attributable to parent’s shareholders	$1,538,280	$(1,174,204)	$364,076

The impact of adoption of the new revenue standard on the Company’s consolidated balance sheet was as follows:

	September 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
ASSETS
Contract assets	$2,147,557	$(2,147,557)	$-
Total current assets	50,162,711	(2,147,557)	48,015,154
TOTAL ASSETS	$56,471,002	$(2,147,557)	$54,323,445

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total liabilities	19,134,479	(421,714)	18,712,765
Total stockholders’ equity	37,336,523	(1,725,843)	35,610,680
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$56,471,002	$(2,147,557)	$54,323,445

The impact of adoption of the new revenue standard on the Company’s consolidated statement of cash flows was as follows:

	Nine Months Ended September 30, 2018
	As Reported	Revenue Standard Impact	Legacy GAAP
Cash flows from operating activities:
Net income	$3,742,957	$(1,759,228)	$1,983,729
Adjustments to reconcile net income to net cash provided by operating activities
Changes in operating assets and liabilities:
Contract assets	(2,188,761)	2,188,761	-
Income tax payable	(442,909)	(421,715)	(864,624)
Net cash provided by operating activities	2,200,923	(33,385)	(2,167,538)
Foreign currency translation	(571,369)	33,385	(537,984)

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

	Nine Months Ended September 30, 2017
	Previously Reported*	Adjustments	As Revised
Operating activities	$6,137,729	$270,639	$6,408,368
Investing activities	(16,065,111)	-	(16,065,111)
Financing activities	261,308	-	261,308
Foreign currency translation	1,159,884	-	1,159,884
Net change in cash, cash equivalents, and restricted cash	$(8,506,190)	$270,639	$(8,235,551)

(*)	The reported amounts have been revised to incorporate the effect of reclassification made to prior year consolidated financial statements. Refer to Note 27 of 2017 Form 10-K.

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

The equity investment without readily determinable fair value held by the Company is the investment in common stocks of Genius Insurance Broker Co., Ltd. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. Adjustments resulting from impairments and observable prices changes are recorded in the income statement. Further, in accordance with the guidance, recurring fair value disclosures are no longer provided for equity securities measured using the measurement alternative. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. For the three and nine months ended September 30, 2018, there is no impairment indicator and no adjustment to the cost of the equity investment in Genius Insurance Broker Co., Ltd. As of September 30, 2018 and December 31, 2017, the equity investment in Genius Insurance Broker Co., Ltd. is classified under long-term investments and the carrying amount is $1,262,130 and $1,296,039, respectively.

Accounting Standards Issued but Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (Statement of Financial Accounting Standards No. 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted and must be applied using a modified retrospective transition approach. In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 and provided an additional transition method with which to adopt the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Under this transition method, an entity's prior comparative periods presented in the financial statements would not be adjusted. The Company expects to adopt the new standard as of January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB. Additionally, the Company will provide lease disclosures required under the new standard in the first quarter of 2019.

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Cash and cash equivalents:
Cash in banks and on hand	$13,650,264	$11,774,489
Cash equivalent – re-purchase bonds	-	2,697,628
Time deposits – with original maturities less than three months	4,761,525	1,001,832
	18,411,789	15,473,949
Restricted cash – noncurrent (included in other assets)	145,634	-
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$18,557,423	$15,473,949

On December 22, 2017, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $2,697,628 (NTD 80,000,000) and with 0.38% interest rate per annum. The re-purchase bonds were due in January and February 2018. During the nine months ended September 30, 2018, the Company purchased another re-purchase bonds of $5,254,096 (NTD 160,000,000) and with 0.38% interest rate per annum. The re-purchase bonds were due during July to September 2018. As of September 30, 2018, the Company had re-purchase bonds of nil.

Restricted cash - noncurrent was a certificate of deposit  in the bank by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies, which is not allowed to be withdrawn without the permission of the regulatory commission.

NOTE 4 – TIME DEPOSITS AND STRUCTURED DEPOSITS

	September 30, 2018	December 31, 2017
Time deposits – with original maturities less than three months	$4,761,525	$1,001,832
Time deposits – with original maturities over three months but less than one year	20,623,257	21,470,113
Total time deposits	$25,384,782	$22,471,945

Structured deposits	$-	$1,248,340

Time deposits

As of September 30, 2018 and December 31, 2017, the Company had time deposits of approximately $4,085,060  (NTD 124,400,000) and $1,641,905 (NTD 50,000,000) out of the total $25,384,782 and $22,471,945 time deposits, respectively, pledged as collateral for short-term loans. See Note 5. The amount was recorded in time deposits with original maturities over three months but less than one year.

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

From May to September of 2018, the Company entered into agreements with CTBC to purchase dual currency investment structured products which are embedded a foreign exchange option linked to USDCNH. The settlement amount on the maturity date is referring to the USDCNH on a valuation date which is compared with a pre-determined USDCNH (i.e., strike price). The Company might receive the original investment amount in original currency back or might receive investment amount exchanged into another currency at the strike price back depending on the appreciation or depreciation between US dollar and offshore China Yuan. The Company bears the risk of exchange losses of the investment amount. In addition, the Company will receive interest income at the maturities and the coupon rate ranges from 3.50% to 5.10% per annum.

As of September 30, 2018 and December 31, 2017, the Company had structured deposits of nil and $1,248,340, respectively. The losses on valuation of structured deposits were nil and $6,648 for the three and nine months ended September 30, 2018, respectively, and was both nil for the three and nine months ended September 30, 2017.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Credit facility, FEIB	$2,000,000	$-
Credit facility, O-Bank	900,000	1,400,000
Credit facility, CTBC	-	950,000
Subtotal	$2,900,000	$2,350,000
Current portion of long-term loans (Note 9)	235,927	-
Total short-term loans	$3,135,927	$2,350,000

The Company entered into three credit agreements with several commercial banks as follows:

∙	O-Bank Co., Ltd. (“O-Bank”): The Company entered into a line of credit agreement with O-Bank for a $1,500,000 revolving credit facility from June 22, 2017 to June 21, 2018. The line of credit was renewed on September 4, 2018 and matures on September 3, 2019, with a revolving credit limit raised to $4,000,000. Borrowings under the agreement bear interest at the TAIFX3 rate plus a margin of 0.5%. On December 11, 2017, the Company draw down a borrowing of $600,000 with interest at a rate of 2.35% per annum. On December 26, 2017, the Company borrowed $800,000 with interest at a rate of 2.70% per annum. These amounts were paid off in March of 2018. On March 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rates of 2.53% per annum. These amounts were paid off in June of 2018. On June 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rates of 2.89% per annum. These amounts were paid off in September of 2018. On September 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rate of 2.89% per annum and $500,000 of these amounts were paid off on September 21, 2018. The credit facility is secured by a total amount of approximately $1,641,905 (NTD50,000,000) of time deposits.

∙	Far Eastern International Bank (“FEIB”): On September 21, 2017, the Company entered into a line of credit agreement with FEIB for a revolving credit facility of $2,000,000 from September 21, 2017 to September 21, 2018. The line of credit was renewed on October 26, 2018 and matures on November 7, 2019. Borrowings under the agreement bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. On June 15 and June 22, 2018, the Company draw down borrowings of $1,000,000 and $500,000, respectively, with interest at a rate of 3.45% per annum. These amounts were paid off in July of 2018. On July 13 and July 20, 2018, the Company draw down $1,000,000 and $500,000 with interest at a rate of 3.38% and 3.39% per annum, respectfully. These amounts were paid off in August of 2018. On August 10 and August 17, 2018, the Company draw down $1,000,000 and $500,000 with interest at a rate of 3.37% and 3.38% per annum, respectfully. These amounts were paid off in September of 2018. On September 07, September 14 and September 21, 2018, the Company draw down $1,000,000, $500,000 and $500,000 with interest at a rate of 3.60%, 3.65% and 3.68% per annum, respectfully. These amounts were paid off in November of 2018. The credit facility is secured by a total amount of approximately $2,443,155 (NTD74,400,000) of time deposits.

∙	CTBC Bank Co., Ltd. (“CTBC”): On November 17, 2017, the Company entered into a line of credit agreement with CTBC, pursuant to which the Company has a revolving credit facility of $1,000,000 from November 17, 2017 to July 31, 2018. This line of credit was renewed on September 12, 2018 and matures on August 31, 2019, with a revolving credit limit raised to $1,500,000. Borrowings under the agreement bear interest at the CTBC’s cost of fund plus a margin of 1%. On December 28, 2017, the Company draw down a borrowing of $950,000 with interest at a rate of 3.30% per annum. Law Broker is the guarantor of the credit facility. On January 29, 2018, the Company paid off the entire principal and interest of the borrowing. On October 11, 2018, the Company draw down a borrowing of $1,000,000 with interest at a rate of 3.26% per annum. Law Broker is the guarantor of the credit facility. On November 9, 2018, the Company paid off the entire principal and interest of the borrowings.

∙	KGI Commercial Bank Co., Ltd. (“KGI”): On September 19, 2018, the Company entered into a line of credit agreement with KGI, pursuant to which the Company has a revolving credit facility of $1,600,000 from September 19, 2018 to September 19, 2019. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%.

Total interest expenses of short-term loans were $23,239 and nil for the three months ended September 30, 2018 and 2017, and were $59,944 and nil for the nine months ended September 30, 2018 and 2017.

NOTE 6 – INCOME TAX PAYABLE

The Company’s income tax payable consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Taiwan Tax	$1,696,265	$3,232,996
U.S.A. Tax (Note 13)	1,218,711	-
PRC Tax	5,589	270,267
Hong Kong Tax	-	5,527
Total Income tax payable	$2,920,565	$3,508,790

Income tax payable – short term	$1,913,242	$3,508,790
Income tax payable – long term (Note 13)	$1,007,323	$-

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to professionals consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Taiwan	$4,370,238	$6,206,269
PRC	499,775	208,802
Hong Kong	-	-
Total commissions payable to sales professionals	$4,870,013	$6,415,071

Commissions payable to sales professionals, salary payable to administrative staff and accrued bonus are usually settled within 12 months. As of September 30, 2018 and December 31, 2017, the company had the commissions payable obligation to sale professionals amounted $4,870,013 and $6,415,071, respectively.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Unearned revenue - current (Note 10)	$1,542,531	$1,237,684
Salary payable to administrative staff	617,091	1,194,725
Accrued bonus	726,445	1,730,278
Due to previous shareholders of AHFL	480,559	-
Accrued business tax	347,164	487,586
Withholding tax for others	283,794	347,824
Accrued labor, health insurance and employee retirement plan	117,849	114,556
Other accrued liabilities	851,629	1,051,112
Total other current liabilities	$4,967,062	$6,163,765

Due to previous shareholders of AHFL is the remaining balance payable of the acquisition cost. The Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement, pursuant to which, the Company committed to distribute the cash payment in the amount approximately $676,466 (NTD22.5 million) to the selling shareholders of AHFL on or prior to June 30, 2016. On July 21, 2016, the Company arranged for the payment of $153,097 (NTD4,830,514) to the selling shareholders. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement, pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019. As such, the amount was reclassified to other current liabilities as of September 30, 2018.

On June 23, 2016, the Company issued two units of the convertible bonds with an aggregate principal amount of $200,000 to a non-US person. On June 22, 2018, the bondholder did not exercise the conversion option and the convertible bonds were paid off. Total interest expense was nil and $3,000 for the three months ended September 30, 2018 and 2017, respectively, and was $5,637 and $9,000 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 9 – LONG-TERM LOANS

The Company’s long-term loans consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Loan A, interest at 8% per annum, maturity date May 15, 2019	$123,789	$130,641
Loan B, interest at 8% per annum, maturity date July 20, 2019	112,138	118,345
Total loans	235,927	248,986
Less: current portion (Note 5)	(235,927)	-
Total long-term loans	$-	$248,986

Law Anhou Insurance Agency Co., Limited (“Anhou”) in Nanjing City, PRC is a variable interest entity (VIE) of which the Company is the primary beneficiary. The Company contractually control Anhou through CU Hong Kong.

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The loan agreement provided for approximately $123,789 (RMB 850,000) and $130,641 (RMB 850,000) as of September 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019. As of September 30, 2018, the principal amount was reclassified to current liabilities.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The loan agreement provided for approximately $112,138 (RMB 770,000) and $118,345 (RMB 770,000) as of September 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019. As of September 30, 2018, the principal amount was reclassified to current liabilities.

Total interest expenses for the Loan A and Loan B were $4,814 and $5,293, respectively, for the three months ended September 30, 2018 and 2017, and were $13,721 and $15,562 respectively, for the nine months ended September 30, 2018 and 2017.

NOTE 10 – LONG-TERM LIABILITIES

The Company’s long-term liabilities consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Unearned revenue – AIATW	$2,322,123	$4,239,130
Due to previous shareholders of AHFL (Note 8)	-	480,559
Deferred tax liabilities	116,123	122,551
Other long-term liabilities	1,769	-
Total long-term liabilities	$2,440,015	$4,842,240

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

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (Amendment No. 3). Pursuant to the Amendment No. 3, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, among which (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in Amendment No. 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD 50,000,000 for the first contract year, NTD 35,000,000 for the second contract year, and NTD 33,000,000 for each contract year thereafter within one month after the termination.

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	10,141,940	(4)	NTD	507,098	NTD	21,286,631	(4)	NTD	1,064,331
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	62,763,099		NTD	3,138,156	NTD	81,046,424		NTD	4,052,321

(1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.

(2)	For the year ended December 31, 2017, the Company recognized the second contract year’s revenue amount of $422,883 (NTD12,855,000), net of VAT, and refunded the amount of $690,537 (NTD20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

(3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and estimated refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency. The revenue recorded and refund amounts were trued up to $412,230 (NTD12,068,571) and $661,286 (NTD19,360,000), respectively, in the nine months ended September 30, 2018 based on notice received from AIATW.

(4)	The Company estimates VONB and 13-month persistency ratio for the year ending December 31, 2018 and calculated the revenue amount to be $357,934 (NTD10,701,570) for the year. The amounts will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $92,259 (NTD2,827,107) and $294,431 (NTD8,813,615), net of VAT, for the three months ended September 30, 2018 and 2017, respectively, and $249,733 (NTD7,466,550) and $1,679,942 (NTD51,246,902), net of VAT, for the nine months ended September 30, 2018 and 2017, respectively, related to this agreement. As of September 30, 2018 and December 31, 2017, the Company had non-current portion of unearned revenue of $2,322,123 and $4,239,130, respectively, and amounts in other current liabilities of $1,542,531 and $633,955, respectively, related to the Alliance Agreement.

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

	Three Months Ended September 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$13,906,215	$13,290,282
PRC	2,218,780	2,885,940
Hong Kong	37,508	33,633
Elimination adjustment	(15,503)	479
Total revenue	$16,147,000	$16,210,334

	Nine Months Ended September 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$45,645,006	$41,667,540
PRC	8,094,122	8,321,471
Hong Kong	118,580	106,147
Elimination adjustment	(45,991)	(10,474)
Total revenue	$53,811,717	$50,084,684

The prior year information in the above table has not been adjusted under the modified retrospective method of adoption of the new revenue recognition guidance.

Contract Assets and Unearned Revenue

	September 30, 2018	December 31, 2017
Contract assets – current	$2,147,557	$-
Unearned revenue – current (Note 8)	1,542,531	1,237,684
Unearned revenue – noncurrent (Note 10)	2,322,123	4,239,130

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

NOTE 12 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of September 30, 2018 and December 31, 2017:

Name of Controlled Entity	% of Non- controlling Interests	As of December 31, 2017	Net Income (Loss) of Non-Controlling Interests	Other Comprehensive Income (Loss) of Non-Controlling Interests	As of September 30, 2018
Law Enterprise	34.05%	$(243,240)	$230,879	$(21,729)	$(34,090)
Law Broker	34.05%	13,900,341	2,013,288	(359,020)	15,554,609
PFAL	49.00%	228,079	(40,523)	(452)	187,104
MKI	49.00%	(2,117)	(514)	-	(2,631)
PA Taiwan	49.00%	(145,442)	1,572	(641)	(144,511)
PTC Nanjing	49.00%	(1,965)	(25)	(409)	(2,399)
Total		$13,735,656	$2,204,677	$(382,251)	$15,558,082

Name of Controlled Entity	% of Non- controlling Interests	As of December 31, 2016	Net Income (Loss) of Non-Controlling Interests	Other Comprehensive Income (Loss) of Non-Controlling Interests	As of December 31, 2017
Law Enterprise	34.05%	$17,386	$(307,217)	$46,591	$(243,240)
Law Broker	34.05%	9,621,159	3,387,038	892,144	13,900,341
PFAL	49.00%	232,414	(3,817)	(518)	228,079
MKI	49.00%	(1,569)	(548)	-	(2,117)
PA Taiwan	49.00%	(95,448)	(52,169)	2,175	(145,442)
PTC Nanjing	49.00%	(2,400)	(60)	495	(1,965)
Total		$9,771,542	$3,023,227	$940,887	$13,735,656

NOTE 13 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30
	2018	2017
US statutory rate	21%	34%
Tax rate difference	(3)%	(18)%
Tax base difference	2%	-%
Income tax on undistributed earnings	6%	-%
Loss in subsidiaries	14%	7%
Un-deductible and non-taxable items	1%	7%
True up of prior year income tax	3%	-%
Withholding tax	-%	-%
Effective tax rate	44%	30%

	Nine Months Ended September 30
	2018	2017
US statutory rate	21%	34%
Tax rate difference	(1)%	(18)%
Tax base difference	1%	-%
Income tax on undistributed earnings	4%	-%
Loss in subsidiaries	3%	5%
Un-deductible and non-taxable items	(1)%	6%
True up of prior year income tax	4%	-%
Withholding tax	13%	-%
Effective tax rate	44%	27%

The Company’s income tax expense is mainly contributed by its subsidiaries in Taiwan and PRC.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan which was amended in February 2018. The major change is to increase the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments from 17% to 20% starting from the beginning of 2018. In the meanwhile, Income Tax Law of Taiwan provides that a company is taxed at additional 10% on any undistributed earnings which was reduced to 5% by the amended Income Tax Law of Taiwan. The Company has recorded the income tax expense of $21,601 for remeasuring the Company’s deferred tax as a result of increase in tax rate in the nine months ended September 30, 2018.

In June 2018, the shareholders of Law Enterprise Co., Limited (Law Enterprise), the Company’s majority owned subsidiary and is incorporated in Taiwan approved to distribute accumulated earnings to shareholders including Action Holdings Financial Limited (AHFL), the Company’s wholly owned subsidiary. Under the Income Tax Law of Taiwan, the distributed earning is not subject to the undistributed earning tax and the foreign shareholders of a Taiwan company will bear 21% of withholding tax after deducting certain tax credits as allowed by the Income Tax Law of Taiwan for the dividend received. As a result of the earning distribution of Law Enterprise, Law Enterprise reversed $909,530 of the undistributed earning tax liability accrued in prior years and AHFL accrued $880,988 of the withholding tax liability that cannot be deducted in its tax jurisdiction.

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

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction which does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,199,195 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the nine months ended September 30, 2018. The Company recorded $191,872 and $1,007,323 of income tax payable as current liabilities and long-term liabilities respectively based on the statutory due date as of September 30, 2018.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year that tax is incurred. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months and nine months ended September 30, 2018, no GILTI tax obligation existed and nil GILTI tax expense was recorded.

NOTE 14 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarizes the Company’s loans payable to related parties as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)*	$391,779	$409,054
Due to Ms. Lu (Shareholder of Anhou)*	109,225	161,380
Due to I Health Management Corp**	-	17,703
Accrued bonus for Ms. Chao***	297,595	210,752
Others	2,298	2,128
Total	$800,897	$801,017

*Amounts due to Mr. Mao and Ms. Lu bear no interest and are payable on demand.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

***On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of September 30, 2018 and December 31, 2017, the Company had current liabilities amounted $297,595 and $210,752, respectively, related to accrued bonus for Ms. Chao.

Lease Agreements

On February 1, 2018, Prime Asia Corporation, Limited, the Company’s majority owned subsidiary entered into a lease agreement with Apex Biz Solution Limited (“Apex,” was formerly known as Prime Technology Corp.) Apex is a related party of the Company because it is affiliated to the Company’s management. The lease is to lease the office space in Taipei City to Apex. The lease term is for 10 months commencing on February 1, 2018, with a monthly base rent of approximately $669 (NTD 20,000). The Company recorded rent income of $1,964 and $5,352 for the three and nine months ended September 30, 2018.

On July 1, 2016, the Company entered into lease agreements with Yuli Broker and Yuli Investment separately, to lease their Nan-King East Road office space in Taipei City. The lease terms were both for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $610 (NTD18,000). On June 30, 2018, these lease agreements were extended automatically to June 30, 2019. The Company recorded rent income of $280 and $284, respectively, for the three months ended September 30, 2018 and 2017 and $860 and $842, respectively, for the nine months ended September 30, 2018 and 2017.

Yuli Broker and Yuli Investment are owned by Ms. Lee who is the Director of Law Broker. The Company plans to invest in Yuli Broker and the application of the investment was approved by Investment Commission of the Ministry of Economic Affairs in Taiwan in January 2018. As of September 30, 2018, the Company has not commenced the investment.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health who is contracted to provide 10,000 Taiwan citizen’s health information to the Company. The total advisory fee was approximately $42,000 (NTD1,275,000). For the three and nine months ended September 30, 2017, the Company had cost of revenue related to I Health amounted $56 and $13,269, respectively. The Company had due to I Health $17,703 as of December 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $60,204 (NTD1,800,000). For the three and nine months ended September 30, 2018, the Company recognized $14,692 and $44,698, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of September 30, 2018 and December 31, 2017, the Company had accounts receivable amounted $7,975 and $17,231, respectively. The Company also had revenue amounted $7,809 and $17,241 for the three months ended September 30, 2018 and 2017, respectively, and $32,651 and $33,874 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2018 and 2017 were $664,169 and $595,277, respectively, and for the nine months ended September 30, 2018 and 2017 were $2,063,500 and $1,832,335, respectively. On September 30, 2018, total future minimum annual lease payments under operating leases were as follows, by 12-month trailing period:

Twelve months ending September 30, 2019	$1,949,374
Twelve months ending September 30, 2020	834,556
Twelve months ending September 30, 2021	348,764
Twelve months ending September 30, 2022	26,663
Thereafter	-
Total	$3,159,357

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

The geographical distributions of the Company’s financial information for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$13,906,215	$13,290,282
PRC	2,218,780	2,885,940
Hong Kong	37,508	33,633
Elimination adjustment	(15,503)	479
Total revenue	$16,147,000	$16,210,334

Income (loss) from operations
Taiwan	$1,459,437	$2,348,757
PRC	(313,616)	284,662
Hong Kong	(28,782)	(21,353)
Elimination adjustment	31,588	35,487
Total income from operations	$1,148,627	$2,647,553

Net income (loss)
Taiwan	$962,757	$1,877,187
PRC	(320,329)	115,800
Hong Kong	(28,895)	(17,621)
Elimination adjustment	(643)	1,771
Total net income	$612,890	$1,977,137

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30,
	2018	2017
Geographical Areas
Revenue
Taiwan	$45,645,006	$41,667,540
PRC	8,094,122	8,321,471
Hong Kong	118,580	106,147
Elimination adjustment	(45,991)	(10,474)
Total revenue	$53,811,717	$50,084,684

Income (loss) from operations
Taiwan	$6,052,549	$7,652,886
PRC	(31,913)	447,690
Hong Kong	(81,564)	(59,649)
Elimination adjustment	97,924	101,934
Total income from operations	$6,036,996	$8,142,861

Net income (loss)
Taiwan	$3,856,534	$6,382,356
PRC	(30,925)	170,408
Hong Kong	(82,700)	(70,562)
Elimination adjustment	48	4,762
Total net income	$3,742,957	$6,486,964

The geographical distribution of the Company’s financial information as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018	December 31, 2017
Geographical Areas
Long-lived assets
Taiwan	$1,061,492	$836,347
PRC	112,803	109,597
Hong Kong	891	358
Elimination adjustment	-	-
Total long-lived assets	$1,175,186	$946, 302

Reportable assets
Taiwan	$94,665,695	$96,399,321
PRC	11,894,458	11,140,124
Hong Kong	477,880	643,881
Elimination adjustment	(50,567,031)	(48,910,083)
Total reportable assets	$56,471,002	$59,273,243

Capital Investment
Taiwan	$483,290	$348,028
PRC	51,986	34,445
Hong Kong	996	-
Elimination adjustment	-	-
Total capital investment	$536,272	$382,473

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

Total net revenue from Taiwan life insurance products accounted for 78.82% and 76.10% of total net revenue for the three months ended September 30, 2018 and 2017, respectively. Total net revenue from PRC life insurance products accounted for 13.29% and 16.73% of total net revenue for the three months ended September 30, 2018 and 2017, respectively.

Total net revenue from Taiwan life insurance products accounted for 78.11% and 74.01% of total net revenue for the nine months ended September 30, 2018 and 2017, respectively. Total net revenue from PRC life insurance products accounted for 14.60% and 15.67% of total net revenue for the nine months ended September 30, 2018 and 2017, respectively.

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

Total net revenue from Taiwan property and casualty insurance products accounted for 6.59% and 5.78% of total net revenue for the three months ended September 30, 2018 and 2017, respectively. Total net revenue from Taiwan property and casualty insurance products accounted for 6.09% and 5.66% of total net revenue for the nine months ended September 30, 2018 and 2017, respectively.

Consolidated Affiliated Entities (“CAE”) in PRC commenced selling commercial property insurance in 2009, and developed its automobile insurance business in 2010. Total net revenue from PRC property and casualty insurance products accounted for 0.45% and 1.07% of total net revenue for the three months ended September 30, 2018 and 2017, respectively. Total net revenue from PRC property and casualty insurance products accounted for 0.44% and 0.93% of total net revenue for the nine months ended September 30, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The guidance in ASU No. 2016-02 supersedes the lease recognition requirements in ASC Topic 840, Leases (Statement of Financial Accounting Standards No. 13). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases, along with additional qualitative and quantitative disclosures. ASU No. 2016-02 is effective for fiscal years beginning after December 15, 2018, with early adoption permitted and must be applied using a modified retrospective transition approach. In July 2018, the FASB amended the updated guidance on leases that was issued in February 2016 and provided an additional transition method with which to adopt the updated guidance. Under the additional transition method, entities may elect to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the year of adoption. Under this transition method, an entity's prior comparative periods presented in the financial statements would not be adjusted. The Company expects to adopt the new standard as of January 1, 2019 using the cumulative-effect adjustment transition method approved by the FASB. Additionally, the Company will provide lease disclosures required under the new standard in the first quarter of 2019. The Company is currently evaluating the effect this standard will have on its consolidated financial statements.

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

Overview of the three months ended September 30, 2018 and 2017

The following table shows the results of operations for the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$16,147,000	$16,210,334	$(63,334)	-0%
Cost of revenue	9,653,926	9,071,624	582,302	6%
Gross profit	6,493,074	7,138,710	(645,636)	-9%
Gross profit margin	40%	44%	-4%	-9%

Operating expenses:
Selling	1,355,033	783,120	571,913	73%
General and administrative	3,989,414	3,708,037	281,377	8%
Total operating expenses	5,344,447	4,491,157	853,290	19%

Income from operations	1,148,627	2,647,553	(1,498,926)	-57%

Other income (expenses):
Interest income	78,287	79,299	(1,012)	-1%
Interest expenses	(28,053)	(8,293)	(19,760)	238%
Dividend income	(4,579)	1,391	(5,970)	-429%
Other - net	(101,993)	89,065	(191,058)	-215%
Total other income (expenses)	(56,338)	161,462	(217,800)	-135%

Income before income taxes	1,092,289	2,809,015	(1,716,726)	-61%
Income tax expense	479,399	831,878	(352,479)	-42%

Net income	612,890	1,977,137	(1,364,247)	-69%
Net income attributable to the noncontrolling interests	444,571	669,490	(224,919)	-34%
Net income attributable to parent’s shareholders	$168,319	$1,307,647	$(1,139,328)	-87%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended September 30, 2018 and 2017, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended September 30, 2018	Three months ended September 30, 2017
Revenue
Taiwan	$13,906,215	$13,290,282
PRC	2,218,780	2,885,940
Hong Kong	37,508	33,633
Elimination adjustment	(15,503)	479
Total Revenue	$16,147,000	$16,210,334

During the three months ended September 30, 2018, 86.03%, 13.74% and 0.23% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended September 30, 2017, 82.0%, 17.8% and 0.2% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentages of geographical revenue for the three months ended September 30, 2018 and 2017 were relatively consistent.

Total revenue decreased by $63,334, or 0%, from $16,210,334 for the three months ended September 30, 2017 to $16,147,000 for the three months ended September 30, 2018 due mainly to the following reasons:

a)	The Company adopted the new accounting guidance ASC 606, Revenue from Contracts with Customers, for revenue recognition at the beginning of 2018 and elected to apply the modified retrospective method as disclosed in Note 2 to the condensed consolidated financial statements. Under the modified retrospective method, our revenue recognized for the three months ended September 30, 2017 was based on legacy GAAP as compared with the revenue recognized for the three months ended September 30, 2018 based on the new guidance. If we had recognized revenue for the three months ended September 30, 2018 on the same basis as that of the three months ended September 30, 2017, our revenue would have decreased by $828,990. The new guidance allowed us to accelerate the recognition of certain contingent commissions, thereby increasing our revenue recognition for the three months ended September 30, 2018. However, since the majority of our fee arrangements involve contracts that cover a single year of services, the difference of applying different GAAPs would not have a significant impact on an annual basis.

b)	Our commission revenue mainly consists of first year commission and bonus based on persistency ratio, specifically the 13th month persistency ratio, which is based on whether a policyholder renews the insurance policy and continues to pay premium at the 13th month after the effective date of his policy. Our business performance in the fourth quarter of 2016 was fairly successful and we continued to receive bonuses from the policies solicited in the fourth quarter of 2016 from the insurance companies. Starting from the first quarter of 2018, we have been benefited by the 13th month persistency ratio based bonus associated with new policies solicited in the fourth quarter of 2016. Among those commissions and fees received from the insurance companies, the bonus ratio from the 13th month persistency ratio is notably higher than other types of commissions and fees. Therefore, whether we are capable of successfully maintaining high persistency ratio has a significant impact on our revenue for an extended period of time.

Furthermore, the decrease in our total revenue was mainly contributed by our PRC segment for the following reason:

a)	The revenue decreased in the PRC for the three months ended September 30, 2018 are primarily due to the new regulations effective in October 2017. Stricter regulations over the design and marketing of life insurance products and requirements of self-inspection discourage the Company to sell endowment and annuity insurance in Sichuan and Henan.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended September 30, 2018 increased by $582,302 or 6%, to $9,653,926, as compared to $9,071,624 of the same period in 2017, mainly due to the increase of direct commission cost as a result of first year commission earned from insurance companies, and the restructuring of the commission program. The Company launched Commission 2.0 in September 2017, featuring new incentive schemes and performance measures that are more aligned with the company’s long-term objectives. Under Commission 2.0, sales targets are divided into smaller and more attainable targets to improve the achievement rate. Therefore, the commissions paid to our sales professionals increased for the three months ended September 30, 2018 despite the fact that our sales professionals generated similar level of revenue as compared with the three months ended September 30, 2017.

The gross profit for the three months ended September 30, 2018 decreased by $645,636 or 9%, to $6,493,074 compared to $7,138,710 for the three months ended September 30, 2017. The gross profit ratio decreased to 40% for the three months ended September 30, 2018 from 44% for the three months ended September 30, 2017. The decrease was a result of increased commissions paid to our sales professionals under the new commission program.

Selling expenses

Selling expenses mainly occurred in Law Broker, and represent expenses associated with marketing and brand promotion activities. The selling expense for the three months ended September 30, 2018 increased by $571,913 or 73%, to $1,355,033 compared with $783,120 for the three months ended September 30, 2017. The increase is mainly attributed to the increased event related expenses. We launched an online reality show in the second half of 2017 to facilitate deeper brand engagement and to attract youngsters to join our salesforce. The advertising expenses related to the show were mainly incurred in 2018 and will continue to grow along with our promotional plans. The reality show concluded in August of 2018.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and attorney.

For the three months ended September 30, 2018, G&A expenses were $3,989,414 increased by $281,377, or 8%, compared with $3,708,037 for the three months ended September 30, 2017. The increase is attributed to the expansion of our administrative personnel which increased our salary expenses as well as related office expenses.

Other income (expenses)

Net other income for the three months ended September 30, 2018 and 2017 was $(56,338) and $161,462, respectively. Other income (expense) mainly consists of interest income, interest expenses, dividend income, gain or loss on valuation of financial assets and foreign exchange gain or loss. Compared with the three months ended September 30, 2017, net other income decreased slightly due to recognition of significantly more foreign exchange loss but partially offset by the increase of dividend income and interest income.

Income tax expense

For the three months ended September 30, 2018, the income tax expense was $479,399, decreased by $352,479, or 42%, compared with $831,878 for the three months ended September 30, 2017. The decrease in our income tax expense was mainly contributed by our Taiwan segment for the following reasons:

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

For the three months ended September 30, 2018, the income before income tax of Taiwan segment decreased significantly and therefore, the income tax expense decreased as compared with the three months ended September 30, 2017. However, the increase of the income tax rate slightly offset the decrease of the income tax expense. Moreover, the undistributed earnings tax rate decreased from 10% to 5% further decreased the current quarter income tax expense on undistributed earnings.

b)	In June 2018, the shareholders of Law Enterprise Co., Limited (Law Enterprise), the Company’s majority owned subsidiary and is incorporated in Taiwan approved to distribute accumulated earnings to shareholders including Action Holdings Financial Limited (AHFL), the Company’s wholly owned subsidiary. Under the Income Tax Law of Taiwan, the distributed earning is not subject to the undistributed earning tax and the foreign shareholders of a Taiwan company will bear 21% of withholding tax after deducting certain tax credits as allowed by the Income Tax Law of Taiwan for the dividend received. As a result of the earning distribution of Law Enterprise, Law Enterprise reversed $909,530 of the undistributed earning tax liability accrued in prior years and AHFL accrued $880,988 of the withholding tax liability that cannot be deducted in its tax jurisdiction. Therefore, the income tax expense was further decreased due to the reversal of the prior year accrued undistributed earnings liability.

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

Overview of the nine months ended September 30, 2018 and 2017

The following table shows the results of operations for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$53,811,717	$50,084,684	$3,727,033	7%
Cost of revenue	32,972,346	29,746,059	3,226,287	11%
Gross profit	20,839,371	20,338,625	500,746	2%
Gross profit margin	39%	41%	-2%	-5%

Operating expenses:
Selling	2,782,431	1,481,423	1,301,008	88%
General and administrative	12,019,944	10,714,341	1,305,603	12%
Total operating expenses	14,802,375	12,195,764	2,606,611	21%

Income from operations	6,036,996	8,142,861	(2,105,865)	-26%

Other income (expenses):
Interest income	303,079	246,559	56,520	23%
Interest expenses	(79,302)	(24,562)	(54,740)	223%
Dividend income	356,992	331,140	25,852	8%
Other - net	92,512	136,113	(43,601)	-32%
Total other income (expenses)	673,281	689,250	(15,969)	-2%

Income before income taxes	6,710,277	8,832,111	(2,121,834)	-24%
Income tax expense	2,967,320	2,345,147	622,173	27%

Net income	3,742,957	6,486,964	(2,744,007)	-42%
Net income attributable to the noncontrolling interests	2,204,677	1,854,584	350,093	19%
Net income attributable to parent’s shareholders	$1,538,280	$4,632,280	$(3,094,100)	-67%

Revenue

For the nine months ended September 30, 2018 and 2017, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Nine months ended September 30, 2018	Nine months ended September 30, 2017
Revenue
Taiwan	$45,645,006	$41,667,540
PRC	8,094,122	8,321,471
Hong Kong	118,580	106,147
Elimination adjustment	(45,991)	(10,474)
Total Revenue	$53,811,717	$50,084,684

During the nine months ended September 30, 2018, 84.74%, 15.04% and 0.22% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the nine months ended September 30, 2017, 83.2%, 16.6% and 0.2% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. The percentages of geographical revenue for the nine months ended September 30, 2018 and 2017 were relatively consistent.

Total revenue increased by $3,727,033, or 7%, from $50,084,684 for the nine months ended September 30, 2017 to $53,811,717 for the nine months ended September 30, 2018 due mainly to the following reasons:

a)	The Company adopted the new accounting guidance ASC 606, Revenue from Contracts with Customers, for revenue recognition at the beginning of 2018, and elected to apply the modified retrospective method as disclosed in Note 2 to the condensed consolidated financial statements. Under the modified retrospective method, our revenue recognized for the nine months ended September 30, 2017 was based on legacy GAAP as compared to the revenue recognized for the nine months ended September 30, 2018 based on the new guidance. If we had recognized revenue for the nine months ended September 30, 2018 on the same basis as that of the nine months ended September 30, 2017, our revenue would decrease by $2,188,761. The new guidance allowed us to accelerate the recognition of certain contingent commission, thereby increasing our revenue recognition for the nine months ended September 30, 2018. However, since the majority of our fee arrangements involve contracts that cover a single year of services, the difference of applying different GAAPs would not have a significant impact on an annual basis.

b)

Our commission revenue mainly consists of first year commission and bonus based on persistency ratio, specifically the 13th month persistency ratio which is based on whether a policyholder renews the insurance policy and continues to pay premium at the 13th month after his insurance policy becomes effective. Our business performance in the fourth quarter of 2016 was fairly successful and we continued to receive bonuses from the policies solicited in the fourth quarter of 2016 from the insurance companies. Starting from the first quarter of 2018, we have been benefited by the 13th month persistency ratio based bonus associated with new policies solicited in the fourth quarter of 2016. Among those commissions and fees received from the insurance companies, the bonus ratio from the 13th month persistency ratio is notably higher than other types of commissions and fees. Therefore, whether we are capable of successfully maintaining high persistency ratio has a significant impact on our revenue for an extended period of time.

 Furthermore, the increase in total revenue was mainly contributed by our Taiwan segment for the following reasons:

a)

The revenue earned from TransGlobe experienced a visible increase in the third quarter of 2018 because TransGlobe offered health insurance products with greater affordability and more favorable terms that appealed to the market, thereby boosting the sales of health insurance products for the nine months ended September 30, 2018. In addition, due to a regulatory change in Taiwan proposing to limit total claims from multiple insurance policies up to incurred losses, our sales professionals are focusing on selling TransGlobe products to other existing policy holders to maximize insured benefits before the enactment.

b)	The revenue earned from Shin Kong Life Insurance Co., Ltd. (“Shin Kong”) increased due to an increasing demand in investment vehicles for high interest savings due to an increase in hot money lowering the interest rates offered by banks on short term certificates of deposits. As a result, our sales personnel were able to increase revenue from sales of life insurance products as an alternative vehicle for savings investments thereby increasing our revenue from Shin Kong in the nine months ended September 30, 2018. In addition, our sales personnel have become more familiar with the products offered by Shin Kong further increasing our revenue from Shin Kong in the nine months ended September 30, 2018.

c)

The revenue earned from AIATW increased significantly in the nine months ended September 30, 2018. In December 2017, we recruited a group of sales professionals who are especially knowledgeable of AIATW’s products. This group of new recruits has begun contributing to our revenue from AIATW since the first quarter of 2018. In addition, there has been an increase in adoption of investment type insurance policies by the middle and upper-middle class which as increased the market of customers for products offered by AIATW. The ongoing initiative to further develop the market of these types of insurance products further increased our revenue from AIATW in the nine months ended September 30, 2018.

d)

The revenue earned from Taiwan Life continued to increase. A phenomenon explained by the launching of Taiwan Life’s stellar product in 2017 with comprehensive long-term disability insurance coverages with an affordable price. This package drew more attention from our customers and boosted our sales performance in 2018. In addition, as explained previously, once we have successfully solicited insurance policies and are able to retain our customers to have them pay periodic premiums, we will continue to receive commission bonuses, including the 13th month persistency ratio based bonuses from Taiwan Life. This further boosted our revenue for the nine months ended September 30, 2018.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. We compensate our sales professional mainly with the first year commission paid by the insurance companies and bonuses through our internal sales campaigns or promotion activities based on our profitability requirements and operational objectives. The cost of revenue for the nine months ended September 30, 2018 increased by $3,226,287 or 11%, to $32,972,346 compared to $29,746,059 for the nine months ended September 30, 2017. The Company launched Commission 2.0 in September 2017, featuring new incentive schemes and performance measures that are more aligned with the company’s long-term objectives. Under Commission 2.0, sales targets are divided into smaller and more attainable targets to improve the sales targets achievement rate. Therefore, the commissions paid to our sales professionals increased for the nine months ended September 30, 2018 despite the fact that our sales professionals generated similar level of revenue as compared with the nine months ended September 30, 2017.

The gross profit for the nine months ended September 30, 2018 increased by $500,746 or 2%, to $20,839,371 compared with $20,338,625 for the nine months ended September 30, 2017. The gross profit ratio decreased to 39% for the nine months ended September 30, 2018 from 41% for the nine months ended September 30, 2017. The slight decrease of gross profit ratio is due to the fact that our revenue and cost did not increase proportionately. The introduction of Commission 2.0 in September 2017 drove higher growth in our direct commission cost against our revenue growth. However, a portion of the revenue we earned included 13th month persistency ratio based bonuses received from insurance companies during the first quarter ended March 31, 2018. The bonuses had incurred minimum cost. Therefore, the higher gross profit ratio of the first quarter of 2018 partially offset the overall decrease in gross profit ration in the first nine months of 2018 and resulted in only a slight decrease in profit ratio for the nine months ended September 30, 2018 as compared with the nine months ended September 30, 2017 .

Selling expenses

Selling expenses mainly occurred in Law Broker, and represent expenses associated with marketing and brand promotion activities. The selling expense for the nine months ended September 30, 2018 increased by $1,301,008 or 88%, to $2,782,431 compared with $1,481,423 for the nine months ended September 30, 2017. The increase is mainly attributed to the increased event related expenses. We launched an online reality show in the second half of 2017 to facilitate deeper brand engagement and to attract youngsters to join our salesforce. The advertising expenses related to the show were mainly incurred in 2018 and will continue to grow along with our promotional plans. The reality show concluded in August of 2018.

General and administrative expenses

For the nine months ended September 30, 2018, G&A expenses were $12,019,944, increased by $1,305,603 or 12%, compared with $10,714,341 for the nine months ended September 30, 2017, which was mainly due to our expansion of online business for which we recruited more administrative staff, leading to an increase in salary and office remodeling expense.

Other income (expenses)

Net other income for the nine months ended September 30, 2018 was $673,281 and for the nine months ended September 30, 2017 was $689,250. Other income (expense) mainly consists of interest income, interest expenses, dividend income, gain or loss on valuation of financial assets and foreign exchange gain or loss. Compared with the nine months ended September 30, 2017, net other income decreased due to a small increase in foreign exchange loss in the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017.

Income tax expense

For the nine months ended September 30, 2018, the income tax expense was $2,967,320, increased by $622,173, or 27%, compared with $2,345,147 for the nine months ended September 30, 2017. The increase is due to that the Company is able to determine the one-time tax on accumulated earnings of foreign subsidiaries as imposed by the 2017 Tax Cuts and Jobs Act, and recorded $1,199,195 of income tax expense during the nine months ended September 30, 2018. However, the increase was partially offset by the decrease in our income tax expense contributed by our Taiwan segment for the following reasons:

a)	For the nine months ended September 30, 2018, the income tax expense on undistributed earnings decreased significantly due to lower tax rate went effective at beginning of 2018. However, the increase of the income tax rate as previously explained in the analysis of the three month period ended September 30, 2018 increased income tax expense for the nine months ended September 30, 2018.

b)	In June 2018, the shareholders of Law Enterprise Co., Limited (Law Enterprise), the Company’s majority owned subsidiary and is incorporated in Taiwan approved to distribute accumulated earnings to shareholders including Action Holdings Financial Limited (AHFL), the Company’s wholly owned subsidiary. Under the Income Tax Law of Taiwan, the distributed earning is not subject to the undistributed earning tax and the foreign shareholders of a Taiwan company will bear 21% of withholding tax after deducting certain tax credits as allowed by the Income Tax Law of Taiwan for the dividend received. As a result of the earning distribution of Law Enterprise, Law Enterprise reversed $909,530 of the undistributed earning tax liability accrued in prior years and AHFL accrued $880,988 of the withholding tax liability that cannot be deducted in its tax jurisdiction. Therefore, the income tax expense was further decreased due to the reversal of the prior year accrued undistributed earnings liability.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change	Percent
Net cash provided by operating activities	$2,200,923	$6,408,368	$(4,207,445)	-65.7%
Net cash used in investing activities	696,297	(16,065,111)	16,761,408	-104.3%
Net cash provided by financing activities	288,008	261,308	26,700	10.2%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2018 was $2,200,923, representing a decrease in comparison with net cash of $6,408,368 provided by operating activities during the nine months ended September 30, 2017. The decrease was mainly due to the fact that our business performance at the end of 2016 was better than it was at the end of 2017. During the first half of 2017 we received more commissions from the insurance companies as compared with the first half of 2018. In addition, in the first nine months of 2018, we also paid more commissions to our sales professionals than we did during the first nine months of 2017, causing our cash outflow from operating activities during the first nine months of 2018 to exceed the outflow during the first nine months of 2017. As the result, cash provided by operating activities decreased during the first half of 2018.

Investing activities

Net cash provided by investing activities was $696,297 during the nine months ended September 30, 2018, compared with $16,065,111 net cash used in investing activities for the nine months ended September 30, 2017. Our successful business performance in 2017 generated excess cash that we used to make short-term investments in time deposits and marketable securities in the first nine months of 2018. We continued to reinvest in short-term investments in time deposits and structured deposits when these investments became mature during the first nine months of 2018. The net increase in cash provided by investing activities was mainly due to maturities of time deposits and structured deposits.

Financing activities

Net cash provided by financing activities was $288,008 during the nine months ended September 30, 2018, a result of increased third-party borrowings. However, net cash provided by financial activities was partially offset by repayment of borrowings from Company’s related parties and third parties. Net cash provided by financing activities was $261,308 for the nine months ended September 30, 2017, a result of proceeds received from Company’s related party borrowings.

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

Due to related parties

The following summarizes the Company’s payable to related parties as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)*	$391,779	$409,054
Due to Ms. Lu (Shareholder of Anhou)*	109,225	161,380
Due to I Health Management Corp**	-	17,703
Accrued bonus for Ms. Chao***	297,595	210,752
Others	2,298	2,128
Total	$800,897	$801,017

*Amounts due to Mr. Mao and Ms. Lu bear no interest and are payable on demand.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

***On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of September 30, 2018 and December 31, 2017, the Company had current liabilities amounted $297,595 and $210,752, respectively, related to accrued bonus for Ms. Chao.

Long-term loan

The Company’s long-term loans consisted of the following as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
Loan A, interest at 8% per annum, maturity date May 15, 2019	$123,789	$130,641
Loan B, interest at 8% per annum, maturity date July 20, 2019	112,138	118,345
Total loans	235,927	248,986
Less: current portion (Note 5)	(235,927)	-
Total long-term loans	$-	$248,986

Law Anhou Insurance Agency Co., Limited (“Anhou”) in Nanjing City, PRC is a variable interest entity (VIE) of which the Company is the primary beneficiary. The Company contractually control Anhou through CU Hong Kong.

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The loan agreement provided for approximately $123,789 (RMB 850,000) and $130,641 (RMB 850,000) as of September 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019. As of September 30, 2018, the principal amount was reclassified to current liabilities.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The loan agreement provided for approximately $112,138 (RMB 770,000) and $118,345 (RMB 770,000) as of September 30, 2018 and December 31, 2017, respectively, loan to the Company. The Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019. As of September 30, 2018, the principal amount was reclassified to current liabilities.

Total interest expenses for the Loan A and Loan B were $4,814 and $5,293, respectively, for the three months ended September 30, 2018 and 2017, and were $13,721 and $15,562, respectively, for the nine months ended September 30, 2018 and 2017.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the three months ended September 30, 2018 and 2017 were $664,169 and $595,277, respectively, and for the nine months ended September 30, 2018 and 2017 were $2,063,500 and $1,832,335, respectively. On September 30, 2018, total future minimum annual lease payments under operating leases were as follows, by 12-month trailing period:

Twelve months ending September 30, 2019	$1,949,374
Twelve months ending September 30, 2020	834,556
Twelve months ending September 30, 2021	348,764
Twelve months ending September 30, 2022	26,663
Thereafter	-
Total	$3,159,357

AHFL Acquisition Agreement

The Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, the Company committed to distribute the cash payment in the amount approximately $676,466 (NTD 22.5 million) to the selling shareholders of AHFL on or prior to June 30, 2016. On July 21, 2016, the Company arranged for the payment of $153,097 (NTD4,830,514) to the selling shareholders. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019. As such, the amount was reclassified to other current liabilities as of September 30, 2018.

Engagement Agreement with Ms. Chao

On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of September 30, 2018 and December 31, 2017, the Company had current liabilities amounted $297,595 and $210,752, respectively, related to accrued bonus for Ms. Chao.

Lease Agreements

On February 1, 2018, Prime Asia Corporation, Limited, the Company’s majority owned subsidiary entered into a lease agreement with Apex Biz Solution Limited (“Apex,” was formerly known as Prime Technology Corp.) Apex is a related party of the Company because it is affiliated to the Company’s management. The lease is to lease the office space in Taipei City to Apex. The lease term is for 10 months commencing on February 1, 2018, with a monthly base rent of approximately $669 (NTD 20,000). The Company recorded rent income of $1,964 and $5,352 for the three and nine months ended September 30, 2018.

On July 1, 2016, the Company entered into lease agreements with Yuli Broker and Yuli Investment separately, to lease their Nan-King East Road office space in Taipei City. The lease terms were both for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $610 (NTD18,000). On June 30, 2018, these lease agreements were extended automatically to June 30, 2019. The Company recorded rent income of $280 and $284, respectively, for the three months ended September 30, 2018 and 2017 and $860 and $842, respectively, for the nine months ended September 30, 2018 and 2017.

Yuli Broker and Yuli Investment are owned by Ms. Lee who is the Director of Law Broker. The Company plans to invest in Yuli Broker and the application of the investment was approved by Investment Commission of the Ministry of Economic Affairs in Taiwan in January 2018. As of September 30, 2018, the Company has not commenced the investment.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health who is contracted to provide 10,000 Taiwan citizen’s health information to the Company. The total advisory fee was approximately $42,000 (NTD1,275,000). For the three and nine months ended September 30, 2017, the Company had cost of revenue related to I Health amounted $56 and $13,269, respectively. The Company had due to I Health $17,703 as of December 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $60,204 (NTD1,800,000). For the three and nine months ended September 30, 2018, the Company recognized $14,692 and $44,698, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of September 30, 2018 and December 31, 2017, the Company had accounts receivable amounted $7,975 and $17,231, respectively. The Company also had revenue amounted $7,809 and $17,241 for the three months ended September 30, 2018 and 2017, respectively, and $32,651 and $33,874 for the nine months ended September 30, 2018 and 2017, respectively.

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

Interest Rate Sensitivity

As of September 30, 2018, we had cash and cash equivalents of $18,411,789, including cash of USD $29,132, cash of RMB11,337,570 (approximately $1,651,134), cash of HKD487,710 (approximately $62,306), and cash of NTD507,618,133 (approximately $16,669,217). We hold our cash for working capital purposes. Declines in interest rates would reduce future interest income. For the nine months ended September 30, 2018, the effect of a hypothetical 10% increase or decrease in overall interest rates would not have had a material impact on our interest income.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weaknesses identified and described in Part II, Items 9A(a) and 9A(c) of the Company’s Amended Annual Report. For further information, please see the above mentioned items in Company’s Amended Annual Report, which is incorporated by reference herein.

Changes in Disclosure Controls and Procedures

There were no changes in our disclosure controls and procedures as defined under Rule 13a-15(b) in the Exchange Act that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect our disclosure controls, other than as described below under the caption “Management’s Remediation Efforts Regarding Disclosure Controls and Procedures.”

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial report as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the nine months ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting, other than as described below under the caption “Remediation Efforts.”

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

Although we had begun our remediation process during the nine months ended September 30, 2018 by engaging a new financial consultant, we have yet to complete all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weaknesses, we may determine to take additional measures to address the control deficiencies. The material weaknesses cannot be considered remediated until the control has operated for a sufficient period of time and until the management has concluded, through testing, that the control is operating effectively. Our goal is to remediate the material weaknesses by the end of fiscal 2018.

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

