Form 10-K
period 2018-12-31
China United Insurance Service, Inc.
filed 2019-04-01
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $65,505,414.

As of March 29, 2019, there were 29,452,669 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s proxy statement to be filed with the Securities and Exchange Commission (the “SEC”) pursuant to Regulation 14A in connection with the Registrant’s 2019 Annual Meeting of Stockholders, which will be filed subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the Registrant’s fiscal year ended December 31, 2018.

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

Unless context indicates otherwise, reference to the “Company” in this annual report refers to China United Insurance Service, Inc. and its subsidiaries. Reference to “AHFL” refers to the combined operations of Action Holdings Financial Limited and its Taiwan Subsidiaries (as defined below). Reference to “Anhou” refers to the combined operations of Law Anhou Insurance Agency Co., Ltd. and its subsidiaries.

Our business is conducted in Taiwan and China using New Taiwanese Dollars (“NT$” or “NTD”), the currency of Taiwan, Hong Kong Dollars (“HK$” or “HKD”), the currency of Hong Kong, and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD”, “US$” or “$”). In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD. These dollar references are based on the exchange rate of NT$, HK$ and RMB to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I

ITEM 1. BUSINESS

Corporate History and Structure Overview

Our Company is a Delaware corporation organized on June 4, 2010 and has been quoted on various tiers of the OTC Market since August 2012. We provide our customers life insurance and property and casualty insurance intermediary and related services. We operate our Taiwan business primarily through Law Insurance Broker Co., Ltd. (“Law Broker”) and our PRC business primarily through Law Anhou Insurance Agency Co., Ltd. (“Anhou”).

Law Broker

The history of our Company dates back to 1992, when Law Broker was established on October 9, 1992.

Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares and incorporated under the laws of Taiwan, holds 100% interest in Law Broker, a company limited by shares and incorporated under the laws of Taiwan on October 9, 1992. Law Enterprise used to operate two other subsidiaries during the past three fiscal years, namely Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares and incorporated under the laws of Taiwan on December 5, 1987, and Law Insurance Agent Co., Ltd., a company limited by shares and incorporated under the laws of Taiwan on June 3, 2000 (“Law Agent”, collectively with “Law Enterprise”, “Law Broker” and “Law Management”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”). As Law Management and Law Agent ceased operations, they were dissolved on April 20, 2016 and April 12, 2016, respectively.

Acquisition of AHFL

Action Holdings Financial Limited (“AHFL”) was incorporated in British Virgin Islands with limited liability on April 30, 2012. AHFL holds a 65.95% interest in Law Enterprise and certain of our other subsidiaries as more fully described below.

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

On February 17, 2016, a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Third Amendment to AHFL Acquisition Agreement, on or prior to June 30, 2016, (i) our Company committed to complete the listing of our Company’s shares in a major capital market, where the net proceeds raised through such public offering financing was required to be at least $10.0 million; (ii) our Company committed to distribute a cash payment in the amount of NT$22.5 million, on a pro rata basis, to the selling shareholders of AHFL and to issue 5,000,000 common shares to select employees of AHFL pursuant to its employee stock/option plan, and (iii) failure to timely complete either of the above-mentioned criteria would be deemed a material breach by the Company under Article 8 of the Acquisition Agreement, and the non-breaching parties would be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by us and restore the status quo of our Company and the selling shareholders of AHFL as if the acquisition had never happened.

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

On March 27, 2019, a sixth Amendment to the Acquisition Agreement (the “Sixth Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Sixth Amendment to AHFL Acquisition Agreement, our Company agreed to distribute the cash payment in the amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2021.

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

In July of 2018 the Company acquired Joint Broker Co., Limited (“JIB”), a Taiwan Insurance brokerage company, previously known as Kao Te Insurance Broker (“KT Broker”), through Genius Investment Co., Limited (“GIC”). On July 1, 2018, GIC entered into an acquisition agreement (“KT Broker Acquisition Agreement”) with the selling shareholder of KT Broker, Ms. Ma. Pursuant to the KT Broker Acquisition Agreement, GIC agreed to pay $29,545 (NT$ 900,000) in exchange for the insurance brokerage licenses issued to KT Broker by the Taiwanese government, along with right to the KT Broker company name and $13,131 (NT$ 400,000) of legal deposits. The Company has no intention of operating the KT Broker existing brokerage business nor retain any of its sales personnel, therefore the Company recognized only the acquisition of assets as part of this transaction. Under Taiwanese law, the brokerage license is undetectable from the KT Broker legal entity and the entity itself cannot be dissolved, so the Company renamed KT Broker to Joint Insurance Broker Co., Limited to serve as a holding entity for the brokerage licenses.

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

Sichuan Kangzhuang Insurance Agency Co., Ltd. (“Sichuan Kangzhuang”), a wholly owned subsidiary of Anhou, was established with limited liability on September 4, 2006 in Sichuan province of the PRC. On September 6, 2010, shareholders of Sichuan Kangzhuang transferred their interest in Sichuan Kangzhuang to Anhou for an aggregate consideration of RMB532,622. For the purpose of procuring certain economic benefits and enabling a centralized control over the business operations in Sichuan province, the Company commenced the dissolution process of Sichuan Kangzhuang, a wholly owned subsidiary of Anhou and set up a branch office of Anhou in Sichuan province. Accordingly, Sichuan Kangzhuang filed a dissolution application to the local Bureau of Administration and Commerce and made a public announcement published in local newspaper in October 2017. As Sichuan Kangzhuang ceased operations, it was dissolved on October 8, 2018.

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), a wholly owned subsidiary of Anhou, was established with limited liability on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is licensed to provide insurance brokerage services. On September 28, 2010, Anhou and the shareholders of Jiangsu Law entered into an equity transfer agreements. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institution, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10 million on or prior to October 1, 2012, the CIRC or its local counterpart, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Anhou invested RMB4.82 million in Jiangsu Law to increase the registered capital to RMB10 million.

Our Consolidated Affiliated Entities

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through Anhou and Jiangsu Law (collectively, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”). We do not hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (defined as below), we effectively control, and are able to derive substantial economic benefits from, these Consolidated Affiliated Entities. On January 19, 2015, the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) published a draft version of a proposed Foreign Investment Law (the “Draft Foreign Investment Law”) with an explanatory note. MOFCOM has requested comments from the public on the Draft Foreign Investment Law by February 17, 2015, which, once promulgated, will replace and integrate the three existing laws over foreign investment, however, how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities, is not entirely clear.

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

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and Law Broker in Taiwan, we rely principally on dividends to be paid by CU WFOE in China and Law Broker in Taiwan. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement (the “Cooperation Agreement”) between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. Anhou has been paying service fees according to the Cooperation Agreement, but has not paid any dividend to CU WFOE to date. As of December 31, 2018, Anhou was operating at a profit, but since Anhou remains a growing company that requires financial resources to support further expansion, the dividend payment will be decided later on depending on the financial circumstances. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment. For the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. For the year ended December 31, 2018, 85.82%, 13.31% and 0.87% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. Revenues in our consolidated financial statements are composed of commissions earned from insurance companies according to the terms of each insurance company service agreement, as well as revenues earned in association with the Strategic Alliance Agreement with AIATW.

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

2017 Long Term Incentive Plan

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to AHFL and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2018.

The following flow chart illustrates our Company’s organizational structure as of March 29, 2019:

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

Life Insurance Products

Law Broker

The life insurance products Law Broker distributes can be broadly classified into the categories set forth below. Due to continuing product innovation by insurance companies, some of the insurance products Law Broker distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Law Broker in 2018 was approximately $62.43 million, accounted for approximately 93.12% of Law Broker’s total net revenues and approximately 79.36% of our total net revenues for the year ended December 31, 2018, respectively.

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

•

Travel Accident Insurance. The travel accident insurance products Law Broker distributes provide accident coverage for accidental death, bodily injury, and other travel injuries. The premium is based on the number of travel days and the insured amount.

The life insurance products Law Broker distributed in the year ending December 31, 2018 were primarily underwritten by, in alphabetical order, AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc. accounted for approximately 23.43%, 14.01%, and 13.07% of our total net revenues in the fiscal year ending December 31, 2018, respectively.

Anhou

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products in 2018 was approximately $ 9.91 million, accounting for approximately 94.67% of Anhou’s total net revenues and approximately 12.59% of our total net revenues for the year ending December 31, 2018, respectively.

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

The life insurance products Anhou distributed in the year ending December 31, 2018 were primarily underwritten by, in alphabetical order, Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Evergrande Life Assurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Tianan Life Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2018.

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

Property and Casualty Insurance Products

Law Broker

Law Broker’s main property and casualty insurance products are automobile insurance, casualty insurance, and liability insurance. Law Broker commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Total net revenues from property and casualty insurance products in the 2018 year was approximately $4.61 million, accounted for approximately 6.88% of Law Broker’s total net revenues and approximately 5.86% of our total net revenues in the year ending December 31, 2018, respectively.

The property and casualty insurance products Law Broker distributes can be further classified into the following categories:

•	Automobile Insurance. Law Broker distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Law Broker sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Law Broker also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Law Broker distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Casualty Insurance. The casualty insurance Law Broker distributes are primarily designed to insure any losses or damages to properties caused by direct accidents. The policy period is usually one year and the premium is generally calculated based on the insured amount.

•	Liability Insurance. The liability insurance products Law Broker distributes are primarily designed to protect an individual or business from the risk that they may be sued and held legally liable for something such as malpractice, injury or negligence. The policy period is usually one year and the premium is generally calculated based on the insured amount.

The property and casualty insurance products Law Broker distributed in the year ending December 31, 2018 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., Hotai Insurance Co., Ltd., Shinkong Insurance Co., Ltd., Taiwan Insurance Co. Ltd. and TLG Insurance Co.. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2018.

Anhou

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and developed its automobile insurance business since 2010. Total net revenues from property and casualty insurance products distributed by Anhou in the 2018 fiscal year was approximately $0.56 million, accounted for approximately 5.33% of Anhou’s total net revenues and approximately 0.71% of our total net revenues for the fiscal year ending December 31, 2018.

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

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2018 were primarily underwritten by, in alphabetical order, China Pacific (Group) Co., Ltd., Huatai P&C Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., Ping An Insurance (Group) Company of China, Ltd., and Tianan Property Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2018.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUIS. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW was required to pay AHFL an execution fee of $8,326,700 (NT$ 250,000,000) to be recorded as revenue upon fulfilling sales target over the next five years. As of September 23, 2013, AHFL received $8,326,700 (NT$250,000,000) from AIATW under the Alliance Agreement. Pursuant to the Alliance Agreement, AHFL was entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio.

On September 30, 2014, AHFL entered into an Amendment to the Alliance Agreement (the “First Amendment to the Alliance Agreement”) with AIATW. Pursuant to the First Amendment to the Alliance Agreement, the expiration date of the Alliance Agreement was extended from May 31, 2018 to December 31, 2020. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Alliance Agreement, including the downward adjustment of the performance targets as well as the mechanism and formula calculating the execution fee to be refunded, if any.

On January 6, 2016, AHFL entered into an Amendment No. 2 to the Alliance Agreement (the “Second Amendment to the Alliance Agreement”) with AIATW to further revise certain provisions in the Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW.

Pursuant to the Second Amendment to the Alliance Agreement, the expiration date of the Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Alliance Agreement during the period from October 1, 2014 to December 31, 2015 was suspended. In addition, both AHFL and AIATW agree to adjust certain terms and conditions set forth in the Alliance Agreement, among which are to: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of execution fees. On March 15, 2016, AHFL unilaterally issued a confirmation letter to AIATW  (the “2016 Letter”), where it emphasized its commitment to achieve certain sales targets within a specific time frame and covenanted to refund a certain portion of execution fees calculated based on the formula therein upon failure to achieve such sales target, as applicable.

On June 14, 2017, AHFL entered into an Amendment No. 3 to the Alliance Agreement (the “Third Amendment to the Alliance Agreement) with AIATW to further revise certain provisions in the Alliance Agreement and the previous amendments to the Alliance Agreement entered into by and between AHFL and AIATW.

Pursuant to the Third Amendment to the Alliance Agreement, except for the first contract year (April 15, 2013 to September 30, 2014), the sales targets for the remaining contract term under the Alliance Agreement shall be changed by reference to (i) the amount of the value of new business (“VONB”) and (ii) the 13-month persistency ratio as set forth therein, provided that to the extent any underlying insurance contract is revoked, invalid or terminated and premiums is refunded to such policyholder, the amount of the related VONB shall be correspondingly reduced. Both AHFL and AIATW agreed to calculate the business promotion fees (equivalent to the “execution fee” referred above) to be returned in case of failure to achieve the sales targets or the fees to be increased in case of exceeding the sales targets, as the case may be, based on two formulas specified in the Third Amendment to the Alliance Agreement. The primary factor under formula one focuses on the annual and/or accumulated achievement rate(s), while the primary factor under formula two focuses on the 13-month persistency ratio(s), subject to terms and conditions therein. The expanded scope of services to be provided by AHFL to AIATW as set forth in Section 4 of the Second Amendment to the Alliance Agreement is removed under the Third Amendment to the Alliance Agreement as well.

On June 14, 2017, with AIATW's consent, the 2016 Letter was revoked in order to conform to the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in the Third Amendment to the Alliance Agreement.

Online Business

In recent years, the online insurance business has experienced rapid growth. Many insurance companies, portal websites and professional insurance intermediaries have begun launching its e-commerce platforms, providing real-time information to consumers and allowing consumers to directly complete transactions online. Law Broker began developing its online platform in 2016, and became the first brokerage company to receive formal approval from the Financial Supervisory Commission  of Taiwan (“FSC”) to commence online business on May 9, 2016. The platform, SARAcares (website: https://www.saracares.com.tw), was launched on January 26, 2017. It offers a broad range of insurance products underwritten by multiple insurance companies, policy comparison features, and post-sale services that are backed by our online service staffs and nationwide sales network. As required by the relevant laws and regulations regarding e-commerce provided by the FSC, Law Broker has obtained the ISO 27001 certification of Information Security Management System (ISMS) and BS 10012 certification of Personal Information Management System since June 20, 2017. Our online business in Taiwan is still at a nascent stage with the majority of the sales still being completed by off-line agents.

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

The Unified Operating Platform has proved to be an efficient and streamlined operating system which has contributed to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 34 sales and service outlets (including the headquarters) across Taiwan and 2,600 insurance sales professionals as of December 31, 2018.

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

Distribution and Service Network and Marketing

Since Law Broker’s establishment in 1992, it has devoted substantial resources to building up its distribution and service network. Law Broker currently has 34 sales and service outlets spread across Taiwan (including the headquarters), among which, 12 are located in the northern region, 14 are located in the central region, 6 are located in the southern region and 2 are located in the eastern region. As of December 31, 2018, Law Broker had 2,600 sales professionals and 199 administrative staff members.

Law Broker markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are independent contractors, not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu, Sichuan, Fujian, and Guangdong. As of December 31, 2018, Anhou had one insurance agency and one insurance brokerage firm, with 2,589 sales professionals and 139 administrative staff members operating across 43 cities within these five provinces.

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

Insurance Company Partners

We are selective in terms of choosing insurance companies as our partners. We take into consideration a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. Both Law Broker and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively.

In the fiscal year ended December 31, 2018, Law Broker’s major insurance company partners, after aggregating the business conducted between Law Broker and the various local branches of the insurance companies were AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Fubon Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., accounted for approximately 23.43%, 14.01% and 13.07% of the Company’s total net revenues for the year ended December 31, 2018, respectively.

In the fiscal year ended December 31, 2018, Anhou’s major insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Evergrande Life Insurance Company Limited, Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Tianan Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2018.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. During the past two decades, Law Broker has expanded its business across Taiwan, with 34 sales and service outlets (including the headquarters) and 2,600 sales professionals and 199 administrative staff members spread over the four regions of Taiwan as of December 31, 2018. Other than insurance companies and commercial banks, Law Broker’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd.

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

During the past 15 years, Anhou has expanded its business across 43 cities within Henan, Sichuan, Jiangsu, Fujian, and Guangdong provinces with 2,589 sales professionals and 139 administrative staff members. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies. On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch office across the PRC to carry out the insurance agency business with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

Law Broker has the following registered trademarks in Taiwan. All of the trademarks will be renewed for another 10-year before their respective expiry:

the logo of Blue Magpie Cycling Team Fleet, under the registration number 01340567, with a 10-year validity from December 1, 2018 to November 30, 2028;

the logo of Law Insurance Broker under the registration 01340565, with a 10-year validity from December 1, 2018 to November 30, 2028;

the logo of Law Blue Magpie under the registration number 01340566, with a 10-year validity from December 1, 2018 to November 30, 2028;

the logo of Symbiosis, Co-cultivation Co-Prosperity and Law Blue Magpie Picture under the registration number 01317020, with a 10-year validity from July 1, 2018 to June 30, 2028;

the logo of Education Training Blue Magpie under the registration number 01313467, with a 10-year validity from June 1, 2018 to May 31, 2028;

the logo of Cartoon Blue Magpie under the registration number 01313464, with a 10-year validity from June 1, 2018 to May 31, 2028;

the logo of Little Blue Magpie under the registration number 01313468, with a 10-year validity from June 1, 2018 to May 31, 2028;

the logo of Triumph Blue Magpie under the registration number 01313465, with a 10-year validity from June 1, 2018 to May 31, 2028;

the logo of Blue Magpie Fleet Picture under the registration number 01310350 , with a 10-year validity from May 1, 2018 to April 30, 2028; and

the logo of Fighting Blue Magpie under the registration number 01313466, with a 10-year validity from June 1, 2018 to May 31, 2028.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2018, Law Broker has a total of 199 full-time employees and Anhou has 139 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

Insurance Law

The current principal regulation governing insurance in Taiwan is the Insurance Law, most recently amended on January 16, 2019 by Legislative Yuan, which provided the basic framework for regulating the insurance industry.

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

The insurers, insurance agencies, insurance brokerages and insurance adjustors must join the related industry associations, or they are prohibited from conducting business operation. An insurance agency company or broker company of certain sizes shall establish internal control and audit systems as well as business solicitation systems and procedures.

FSC

The FSC is in charge of the financial market and financial service industries, among the insurance industry and has the power to control the following items:

1.	Financial system and supervision policy.

2.	The preparation, amendment and abolishment of financial laws and regulations.

3.	Supervision and management of the financial institutions, including its establishment, revocation, abolishment, change, merger, dissolution, and business scope.

4.	Development, supervision and management of financial market.

5.	Inspection of financial institution.

6.	Inspection on public listing company related to their securities market-related matters.

7.	Foreign financial matters.

8.	Protection of financial customers.

9.	Dealing and penalizing the violation of related laws and regulations of finance.

10.	Collection of and analysis on relevant statistic data related to financial supervision, management and inspection.

11.	Other matters related to financial supervision, management and inspection.

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

The Practitioner Certificate

The insurance broker practitioner certificate is valid for five years, and must be renewed before expiration. In case a broker has the qualifications for both property insurance and life insurance, he may obtain both insurance brokerage practitioner certificates.

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

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on April 6, 2016 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs to unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) passed the salesperson qualification examination held by relevant associations; or (2) have a valid the registration certificate. Once the salespersons passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start attracting insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damage caused by its salesperson.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

·	Income Tax Law, latest amended on February 7, 2018;

·	The Implementation Rules of Income Tax Law, latest amended on June 29, 2018;

·	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and

·	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on June 25, 2018.

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

Rate of Income Tax

The individual comprehensive income tax exemption threshold is NT$120,000 per person per year. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 5% to 40%.

With respect to enterprises operating for profit, the exemption threshold is NT$120,000. Any income beyond such exemption threshold is subject to a progressive tax rate ranging from 18% to 20% on its taxable income.

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

As of December 31, 2018, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

AVAILABLE INFORMATION

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, and other filings made with the SEC, are available free of charge through our Website (http://cuis.asia/cuis_en, under the Investor Relations section) as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. The inclusion of our Web site address in this report does not include or incorporate by reference into this report any information contained on, or accessible through, such Websites.

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

On December 20, 2018, we agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the Company's trading volume and the Company substantially cooperated with the SEC’s investigation into the activities that led the SEC to bring the fraud charges. Based upon the Company's substantial cooperation with the SEC’s investigation, the SEC is not seeking a monetary penalty against the Company. While the Company did not realize any financial gain from this scheme and settled the SEC fraud charges with no economic loss, we can make no assurances that there will not be more serious consequences were we to be accused of engaging in this scheme in the future.

Our Company’s affiliates have significant control over matters requiring approval by shareholders.

The affiliates of our Company hold 100% of our Company’s outstanding preferred shares, approximately 31.4% of our Company’s outstanding common shares, and approximately 44.6% of the voting power of our Company as of March 29, 2019 (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, our Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our board of directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of our Company’s affiliates may not always coincide with the interests of our other shareholders and as such our Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

Risks Relating to Ownership of Our Shares

The value of your investment might not accurately reflect the actual market value of such investment as a result of deceitful historical practices relating to the appearance of greater market demand for our common stock than factually accurate.

On December 20, 2018, we agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the appearance market demand for our common stock and as a result historical market prices of our common stock might not be reflective of the actual market price of our common stock at such time and should not be relied upon for purposes of an evaluation of the market value of your investment. Even though such activities did not result in a profit for the Company or any of its employees, these activities may have affected our common stock market prices and as such the market value of your investment in our common stock might be less than otherwise presumed.

You may not be able to liquidate your investment since there is no assurance that a public market will develop for our common stock or that our common stock will ever be approved for trading on a recognized exchange.

There is no established public trading market for our securities and any historic trading activity indicating that an established trading market might have existed cannot be relied upon. Although our shares are currently quoted on the OTC Pink Market, our shares are not and have not been listed on any exchange. We cannot assure you that a regular trading market will develop or that if developed, will be sustained. In the absence of a regular trading market, you may not be able to liquidate your investment in the event of an emergency or for any other reason.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Law Broker’s headquarter is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters of office space. The lease is between Pon-Chen Co., Ltd. and Law Broker, for two years commencing from June 1, 2017 to May 31, 2019 and with a monthly rent of NT $373,251 ($12,279). Law Broker has also entered into 44 leases for each of its sales and service outlets and training centers (excluding headquarter), for an aggregate monthly fee (untaxed) of NT$4,997,715 ($165,862).

Anhou’s current registered address is located at Room 2008-2010, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 553.26 square meters of office space. The lease agreement is between Zheng Yong Xiang, Zhang Guo Qiang and Anhou. The term is from November 3, 2018 to November 2, 2024 with rent of first year being RMB $686,595 ($107,036), second year being RMB 720,925 ($112,387), third year being RMB 757,274 ($118,054), the fourth year being RMB $795,643 ($124,035), and the fifth year being RMB 836,031 ($130,332).

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 21,527 square feet (2,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Mao Yi Hsiao. The lease term is from January 1, 2014 to December 31, 2019 for five years, with rent of RMB $85,000 ($13,251) per year, payable every year.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the various tiers of the OTC Market under the symbol “CUII” since August 2012. The latest available closing price of our common stock prior to March 29, 2019 was US$2.90.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2018
	Low	High
First Quarter ended March 31, 2018	$5	$5
Second Quarter ended June 30, 2018	$3	$3
Third Quarter ended September 30, 2018	$3	$3
Fourth Quarter ended December 31, 2018	$3	$3

The above stock prices may not be reflective of the actual market value thereof on the dates listed. For further information please, see the Company’s amended current report filed with the SEC on January 22, 2019.

Shareholders

As of December 31, 2018, there were 672 record owners of our common stock and one record owner of our preferred stock.

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

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”) is equal to 10,000,000, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2018.

Options and Warrants

As of March 29, 2019, we had no outstanding options or warrants exercisable for shares of our Common Stock.

ITEM 6. SELECT FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2018, and 2017 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

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

The following selected consolidated financial and other data is as of and for the years ended December 31, 2018 and 2017 is derived in part from, and should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31
	2018	2017

Revenue	$78,667,731	$72,848,444
Cost of revenue	49,314,709	42,801,007

Gross profit	29,353,022	30,047,437

Operating expenses:
Selling	3,560,840	2,344,633
General and administrative	17,854,923	14,959,384
Total operating expense	21,415,763	17,304,017

Income from operations	7,937,259	12,743,420

Other income (expenses):
Interest income	446,859	339,169
Interest expenses	(130,523)	(35,375)
Dividend income	354,224	332,302
Other - net	418,999	312,066
Total other income(expenses), net	1,089,559	948,162

Income before income tax	9,026,818	13,691,582
Income tax expense	3,610,172	3,513,717

Net income	5,416,646	10,177,865
Net income attributable to the noncontrolling interests	3,045,241	3,023,227
Net income attributable to shareholders of the Company	2,371,405	7,154,638

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(787,695)	1,241,081
Other	358	42,914

Other comprehensive income attributable to shareholders of the Company	(787,337)	1,283,995
Other comprehensive income attributable to noncontrolling interests	(429,854)	940,887

Comprehensive income attributable to shareholders of the Company	$1,584,068	$8,438,633

Weighted average shares outstanding:
Basic	29,452,669	29,452,669
Diluted	29,452,669	30,509,552

Earnings per share attributable to common shares of the Company:
Basic	$0.078	$0.243
Diluted	$0.078	$0.235

Selected Consolidated Balance Sheet Data

	Year Ended December 31
	2018	2017
Total assets	$68,881,844	$59,273,243
Total current liabilities	26,394,619	19,438,643
Total long-term liabilities	3,544,395	5,091,226
Total shareholders 'equity	38,942,830	34,743,374

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and the accompanying notes thereto included in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Form 10-K Report. Unless otherwise stated, references to particular years, quarters, months or periods refer to the Company’s fiscal years ended in December and the associated quarters, months and periods of those fiscal years.

We are a Delaware corporation, organized on June 4, 2010 by Mr. Mao as a holding company for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL,” a company incorporated in the British Virgin Islands), which has been quoted on various tiers of the Over the Counter market. The Company organizes and manages its business by geographic areas, aggregates them as three operating segments. As of December 31, 2018, through our Consolidated Affiliated Entities – PRC Segment, we had two insurance agencies, one brokerage and 47 service outlets with 2,589 full-time sales professionals and 139 administrative staff in Nanjing, Henan, Sichuan, Jiangsu, Fujian and Guangdong provinces in China. In addition, through Law Broker – Taiwan Segment, we had 34 sales and service outlets (including the headquarters) with 2,600 sales professionals and 199 administrative staff in Taiwan.

During the year ended December 31, 2018, 85.82%, 13.31% and 0.87% of our revenues were derived from our Taiwan Segment, PRC Segment and Hong Kong Segment, respectively. During the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenues were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively.

Critical Accounting Policies and Estimates

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

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in conformity with GAAP and reflect the accounts and operations of the Company and those of its subsidiaries in which the Company has a controlling financial interest. In accordance with the provisions of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, Consolidation, the Company consolidates any variable interest entity (“VIE”), of which it is the primary beneficiary. The typical condition for a controlling financial interest ownership is holding a majority of the voting interests of an entity; however, a controlling financial interest may also exist in entities, such as VIEs, through arrangements that do not involve controlling voting interests. ASC 810 requires a variable interest holder to consolidate a VIE if that party has the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company does not consolidate a VIE in which it has a majority ownership interest when the Company is not considered the primary beneficiary. The Company evaluates its relationships with all the VIEs on an ongoing basis to ensure that it continues to be or becomes the primary beneficiary. All intercompany transactions and balances have been eliminated in consolidation.

Noncontrolling Interest

The Company follows FASB ASC Topic 810, “Consolidation,” which governs the accounting for and reporting of noncontrolling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. NCIs may be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than as step acquisitions or dilution gains or losses, and that losses of a partially owned consolidated subsidiary be allocated to the NCI even when such allocation might result in a deficit balance. This standard also required changes to certain presentation and disclosure requirements.

Accounts Receivable and Allowance for Doubtful Accounts

We review our accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2018 and 2017.

Long-Term Investments

Long-term investments include government bonds held as available-for-sale, investment in real estate investment trusts (“REITs”) measured at fair value through net income, and equity investments accounted for the cost method. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company measures equity investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% using cost method, and no changes in fair value is recognize in net income for those equity investments.

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, we review the carrying values of long-lived assets when circumstances warrant in order to determine whether their carrying value has become impaired. We consider assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from related operations. No impairment was recognized for the years ended December 31, 2018 and 2017.

Revenue recognition

We adopted the new revenue standard ASC Topic 606, Revenue from Contracts with Customers, at the beginning of 2018, which requires that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. We recognize revenue when control over services provided by the Company is transferred to the respective insurance company, whereby the transfer of control is considered complete when the insurance policy becomes effective. The new guidance includes requirements to estimate variable or contingent consideration to be received and recognize variable consideration to the extent that a significant reversal of revenue will not probably occur in subsequent periods. Applying the new revenue standard requires significant judgment and estimate to be made by the Company.

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

Recent Accounting Pronouncements

Leases

In February 2016, the FASB issued Accounting Standards Update (“ASU”) No. 2016-02, (Topic 842), Leases. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the accounting for lease expenses. The Company anticipates that the adoption of ASU 2016-02 for our leasing arrangements will likely (i) increase our recorded assets and liabilities, (ii) increase depreciation and amortization expense, (iii) increase interest expense and (iv) decrease lease/rental expense.

The Company plans to adopt the standard as of January 1, 2019, the beginning of the fiscal year 2019. The Company estimates adoption of the standard will result in recognition of additional Right of Use (“ROU”) assets and operating liabilities as of January 1, 2019. The difference between these amounts will be recorded as an adjustment to retained earnings. The Company does not believe the standard will materially affect our consolidated net earnings. While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 2016-02 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

Results of Operations

Overview of the years ended December 31, 2018 and 2017

The following table shows the results of operations for the years ended December 31, 2018 and 2017:

	Year Ended December 31
	2018	2017	Change	Percent

Revenue	$78,667,731	$72,848,444	$5,819,287	8%
Cost of revenue	49,314,709	42,801,007	6,513,702	15%
Gross profit	29,353,022	30,047,437	(694,415)	(2)%
Gross profit margin	37%	41%	(12)%	(25)%

Operating expenses:
Selling	3,560,840	2,344,633	1,216,207	52%
General and administrative	17,854,923	14,959,384	2,895,539	19%
Total operating expenses	21,415,763	17,304,017	4,111,746	24%

Income from operations	7,937,259	12,743,420	(4,806,161)	(38)%

Other income (expenses):
Interest income	446,859	339,169	107,690	32%
Interest expenses	(130,523)	(35,375)	(95,148)	269%
Dividend income	354,224	332,302	21,922	7%
Other - net	418,999	312,066	106,933	34%
Total other income(expenses), net	1,089,559	948,162	141,397	15%

Income before income tax	9,026,818	13,691,582	(4,664,764)	(34)%
Income tax expense	3,610,172	3,513,717	96,455	3%

Net income	5,416,646	10,177,865	(4,761,219)	(47)%
Net income attributable to the noncontrolling interests	3,045,241	3,023,227	22,014	1%
Net income attributable to shareholders of the Company	2,371,405	7,154,638	(4,783,233)	(67)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. Revenue in the year ended December 31, 2018 totaled over $78.6 million, an increase of approximately $5.8 million (or slightly over 8%) compared with approximately $72.8 million in the previous year. This increase was attributable primarily to growth of our business in Taiwan. For the years ended December 31, 2018 and 2017, the revenue generated respectively from Taiwan, PRC and Hong Kong was as follows:

	For the Years
	Ended December 31,
Geographic Areas	2018	2017
Revenue
Taiwan	$67,515,966	$62,147,136
PRC	10,465,147	10,467,488
Hong Kong	718,924	302,096
Elimination adjustment	(32,306)	(68,276)
Total revenue	$78,667,731	$72,848,444

During the year ended December 31, 2018, 85.82%, 13.31% and 0.87% of our revenue in our audited consolidated financial statements were derived from Taiwan, Consolidated Affiliated Entities (“CAE”) in PRC and Hong Kong, respectively. During the year ended December 31, 2017, 85.31%, 14.37% and 0.32% of our revenue in our audited consolidated financial statements were derived from Taiwan, CAE in PRC and Hong Kong, respectively. Total revenue increased by $5,819,287, or 8%, from $72,848,444 for the year ended December 31, 2017 to $78,667,731 for the year ended December 31, 2018, mainly due to the increase of the revenue in Taiwan and Hong Kong for the following reasons:

a)	The total revenue related to TransGlobe Life Insurance Inc. (“TransGlobe”) increased by $2,111,268 from $8,168,837 for the year ended December 31, 2017 to $10,280,105 for the year ended December 31, 2018. The revenue earned from TransGlobe experienced a visible increase because TransGlobe offered health insurance products with greater affordability and more favorable terms that appealed to the market, thereby boosting the sales of health insurance products for the year ended December 31, 2018. In addition, due to a regulatory change in Taiwan proposing to limit total claims from multiple insurance policies up to incurred losses, our sales professionals are focusing on selling TransGlobe products to other existing policy holders to maximize insured benefits before the enactment.

b)	The total revenue related Taiwan Life Insurance Co., Ltd (“Taiwan Life”) increased by $1,714,574 from $9,309,759 for the year ended December 31, 2017 to $11,024,333 for the year ended December 31, 2018. The increase was primarily driven by the launch of a new affordable comprehensive long-term disability insurance product in 2017. This package attracted more attention from customers in 2018 and led to the increase in sales. Policies sold in 2017 and retained through their 13th month also generated additional commission bonuses for the Company which further increased revenue.

c)	Overall revenue in the Taiwan segment increased in 2018 due to commissions from increased sales of insurance products that are soon to be discontinued due to Taiwan regulatory changes. Sales of these types of products increased as customers were looking to take advantage of their last opportunity to lock in these policies before the products are no longer available.

d)	The revenue from our Hong Kong segment increased significantly. In 2018, the Company became the broker for re-insurance products for Taiwan Life. In this arrangement, the Company earns commissions on sales of insurance products from other insurers to Taiwan Life for risk management. The increase was the result of revenue from commissions from sales of reinsurance products in Hong Kong.

Cost of revenue and gross profit

Cost of revenue mainly consists of commissions paid to our individual sales professionals. The cost of revenue for the year ended December 31, 2018 increased by $6,513,702 or 15%, to $49,314,709 compared with $42,801,007 for the year ended December 31, 2017. This increase was primarily due to the increase of direct commission cost as a result of first year commission earned from insurance companies, and the restructuring of the commission program. The Company launched Commission 2.0 in September 2017, featuring new incentive schemes and performance measures that are more aligned with the company’s long-term objectives. Under Commission 2.0, sales targets are divided into smaller and more attainable targets to improve the achievement rate. As a result, cost of revenue from commissions paid to sales professionals increased more than the proportional increase of revenue.

The gross profit for the year ended December 31, 2018 decreased by $(694,415) or 2%, to $29,353,022 compared with $30,047,437 for the year ended December 31, 2017. The gross profit margin decreased to 37% for the year ended December 31, 2018 from 41% for the year ended December 31, 2017. The decrease was a result of increased commissions paid to our sales professionals under the new commission program.

Selling expenses

Selling expenses mainly occurred in Law Broker, representing the expense for marketing promotion and selling related expense. The selling expense for the year ended December 31, 2018 increased by $1,216,207 or 52%, to $3,560,840 compared with $2,344,633 for the year ended December 31, 2017. The increase is mainly attributed to the increased event related expenses. The Company launched an online reality show in the second half of 2018 to facilitate deeper brand engagement and to attract younger candidates to join the Company’s salesforce. The advertising expenses related to the show were mainly incurred in 2018.

General and administrative expenses

General and administrative expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2018, G&A expenses were $17,854,923, an increase of $2,895,539, or 19%, compared with $14,959,384 for the year ended December 31, 2017, which was mainly due to an increase in salary for our senior administrative personnel.

Other income (expenses)

Net total other income for the year ended December 31, 2018 was $1,089,559, compared with net total other income for the year ended December 31, 2017 of $948,162. Net total other income mainly consists of interest income, interest expenses, dividend income and other miscellaneous income and expense. Net total other income increased by over $141,397 primarily due to the exchange rate fluctuations and an increase in interest income from time deposits.

Income tax

For the year ended December 31, 2018, income tax expense was $3,610,172, an increase of $96,455, or 3%, compared with $3,513,717 for the year ended December 31, 2017. The Company had increased income tax expense in the year ended December 31, 2018, despite having lower earnings before income taxes in comparison with the year ended December 31, 2017 due to the one-time tax on accumulated earnings of foreign subsidiaries imposed by the 2017 Tax Cuts and Jobs Act.

Our subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and are generally subject to tax at 20% on income reported in the statutory financial statements after appropriate adjustments. Also, the Income Tax Law of Taiwan provides that a company is taxed an additional 5% on any undistributed earnings to its shareholders.

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

Our subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

As a result of all these factors, net income decreased by $4.8 million to almost $5.4 million in the year ended December 31, 2018, from just over $10.2 million in the previous fiscal year.

Liquidity and Capital Resources

Overview of the years ended December 31, 2018 and 2017

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities, and net cash provided by (used in) financing activities for the years ended December 31, 2018 and 2017:

	For the Years
	Ended December 31,
	2018	2017	Change	Percent
Net cash provided by operating activities	$3,907,452	$5,906,923	$(1,999,471)	(34)%
Net cash used in investing activities	(4,301,227)	(14,435,727)	10,134,500	(70)%
Net cash provided by (used in) financing activities	5,487,587	2,506,795	2,980,792	119%

Operating activities

Net cash provided by operating activities during the year ended December 31, 2018 was $3,907,452, which was a decrease from $5,906,923, net cash provided by operating activities during the year ended December 31, 2017. The decrease was mainly due to a decrease in net income due to increasing selling expenses for the year ended December 31, 2018 compared with that of the year ended December 31, 2017.

Investing activities

Net cash used in investing activities was $4,301,227 during the year ended December 31, 2018, which was mainly due to an increase in purchases of time deposits in 2018 as compared to 2017. Net cash used in investing activities was $14,435,727 during the year ended December 31, 2017, which was mainly due to purchase of structured deposit, marketable securities and time deposits of approximately $39 million less proceeds from maturities of time deposits of approximately $17 million and disposals of marketable securities of approximately $8 million.

Financing activities

Net cash provided by financing activities was $5,487,587 during the year ended December 31, 2018, which was an increase from 2017 mainly due to the proceeds from related party and third party borrowings of approximately $2.8 million.

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

Prior to the capital increase, Anhou, a professional insurance agency with a PRC nationwide license, used to have a registered capital of RMB10 million (approximately $1.6 million). The branch offices of Anhou currently were all in Henan province. To better implement its expansion strategies, Anhou increased its registered capital to RMB50 million (approximately $8 million) to meet the requirement of CIRC so that it can set up new branches in any province beyond its current operations in China.

Due to certain restrictions on direct foreign investment in insurance agency business under current PRC legal regime, Anhou has sought certain investments made by the Investor Borrowers (defined as below) and they may need funds through individual loans. Upon the completion of the contemplated increase of registered capital of Anhou, each Investor Borrower shall, or cause their designated persons to, enter into the Variable Interest Entities Agreement with WFOE, Anhou and other parties so as to consolidate any additional VIE interest generated from the said registered capital increase into the Company.

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with CU Hong Kong.

Under the Company Loan Agreement, AHFL agreed to provide a loan to the CU Hong Kong with the principal amount equal to the US Dollar equivalent of RMB40 million ($6,389,925). The term for such was ten years which could be extended upon the agreement of the parties. The amount of such loan was remitted to the account of CU Hong Kong on August 30, 2013.

In August 2013, the CU Hong Kong entered into several Loan Agreements (collectively, the “Investor Loan Agreements”) with the following unrelated parties: Able Capital Holding Co., Ltd., a limited liability company established and registered in Hong Kong, Mr. Li Chen and Ms. Jing Yue, both PRC citizens (collectively, the “Investor Borrowers”).

Under the Investor Loan Agreements, the Investor Borrowers loaned cash from CU Hong Kong for their investment in Anhou and CU Hong Kong agreed to provide certain loans to each of the Investor Borrowers with an aggregate principal amount equal to the US Dollar equivalent of RMB40 million ($6,389,925). The term for such loans was ten years which could be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenants to enter into certain Variable Interest Entities Agreements with Anhou, WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and CU Hong Kong may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fails to repay the loan in currency to CU Hong Kong.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29.5 million ($4,712,570)

Ms. Chunyan Lu: RMB3 million ($479,244)

Ms. Yue: RMB7.5 million ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Loan Receivable

On October 24, 2016, the Company entered into a loan agreement with a third party, Rich Fountain Limited (“RFL”), a company incorporated under the laws of Samoa. The Company provided a short-term loan approximately $1,618,577 (NT$48,000,000) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest of the loan were payable on April 23, 2017. On April 21, 2017, the Company and RFL entered into a supplemental agreement to extend the loan to October 23, 2017. The Company received partial payment of approximately $71,974 (NT$ 2,134,440) and approximately $36,256 (NT$1,075,200) on June 22, 2017 and July 14, 2017, respectively. As of December 31, 2017, the outstanding principal balance of the loan was approximately $1,510,347 (NT$ 44,790,360). On March 7, 2018, RFL paid off all outstanding balance of loan to the Company.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)*	$391,311	$409,054
Due to Ms. Lu (Shareholder of Anhou)*	-	161,380
Due to I Health Management Corp**	-	17,703
Accrued bonus for Ms. Chao***	597,631	210,752
Others	7,623	2,128
Total	$996,565	$801,017

*Amounts due to Mr. Mao and Ms. Lu bear no interest and are payable on demand.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

***On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of December 31, 2018 and 2017, the Company had current liabilities amounted $597,631 and $210,752, respectively, related to accrued bonus for Ms. Chao.

On a going forward basis, our primary requirements for cash over the next 12 months consist of:

•	providing insurance agency services to its existing clients in its existing branches;

•	developing new clients;

•	promoting sales activities;

•	opening more branches in China; and

•	expanding business scale in China, through mergers & acquisitions.

Long-term loan

The Company’s long-term loans consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loan A, interest at 8% per annum, maturity date May 15, 2019	$123,611	$130,641
Loan B, interest at 8% per annum, maturity date July 20, 2019	111,976	118,345
Total loans	235,587	248,986
Less: current portion	(235,587)	-
Total long-term loans	$-	$248,986

Law Anhou Insurance Agency Co., Limited (“Anhou”) in Nanjing City, PRC is a variable interest entity (VIE) of which the Company is the primary beneficiary. The Company contractually control Anhou through CU Hong Kong.

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The loan agreement provided for approximately $123,611 (RMB 850,000) and $130,641 (RMB 850,000) as of December 31, 2018 and 2017, respectively, loan to the Company. The Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019. As of December 31, 2018, the principal amount was reclassified to current liabilities.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The loan agreement provided for approximately $111,976 (RMB 770,000) and $118,345 (RMB 770,000) as of December 31, 2018 and 2017, respectively, loan to the Company. The Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019. As of December 31, 2018, the principal amount was reclassified to current liabilities.

Total interest expenses for the long-term loans were $18,450 and $20,737, respectively, for the years ended December 31, 2018 and 2017.

Contractual Obligations

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2018 and 2017 and were $2,720,365 and $2,537,348, respectively. As of December 31, 2018, total future minimum annual lease payments under operating leases were as follows, by years:

Years ending December 31,	Amount
Twelve months ending December 31, 2019	$2,043,635
Twelve months ending December 31, 2020	818,792
Twelve months ending December 31, 2021	369,340
Twelve months ending December 31, 2022	131,568
Twelve months ending December 31, 2023	121,303
Thereafter	-
Total	$3,484,638

Lease Agreements

On February 1, 2018, Prime Asia Corporation, Limited, the Company’s majority owned subsidiary entered into a lease agreement with Apex Biz Solution Limited (“Apex,” was formerly known as Prime Technology Corp.) Apex is a related party of the Company because it is affiliated to the Company’s management. The lease is to lease the office space in Taipei City to Apex. The lease commencement date is December 1, 2018, with a monthly base rent of approximately $680 (NT$20,476). The Company recorded rent income of $7,317 for the year ended December 31, 2018.

On July 1, 2016, the Company entered into lease agreements with Yuli Broker and Yuli Investment separately, to lease their Nan-King East Road office space in Taipei City. The lease terms were both for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $610 (NT$18,000). On June 30, 2018, these lease agreements were extended automatically to June 30, 2019. The Company recorded rent income of $1,138 and $1,128, respectively, for the years ended December 31, 2018 and 2017.

Yuli Broker and Yuli Investment are owned by Ms. Lee who is the Director of Law Broker. The Company plans to invest in Yuli Broker and the application of the investment was approved by Investment Commission of the Ministry of Economic Affairs in Taiwan in January 2018. As of December 31, 2018, the Company has not commenced the investment.

AHFL Acquisition Agreement

The Company and the selling shareholders of AHFL entered into a third Amendment to the Acquisition Agreement (the “Third Amendment”), pursuant to which, the Company committed to distribute the cash payment in the amount approximately $676,466 (NT$22.5 million) to the selling shareholders of AHFL on or prior to June 30, 2016. On July 21, 2016, the Company arranged for the payment of $153,097 (NT$4,830,514) to the selling shareholders. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement (the “Fifth Amendment”), pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NT$15 million) on or prior to March 31, 2019. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement (the “Sixth Amendment”), pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NT$15 million) on or prior to March 31, 2021.

Engagement Agreement with Ms. Chao

On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned Agreement to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of December 31, 2018 and 2017, the Company had current liabilities amounted $597,631 and $210,752, respectively, related to accrued bonus for Ms. Chao.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health Management Corp (“I Health”) who is contracted to provide 10,000 Taiwan citizens’ health information to the Company. The total advisory fee was approximately $42,000 (NT$1,275,000). For the year ended December 31, 2017, the Company had cost of revenue related to I Health amounted $13,315. The Company had due to I Health $17,703 as of December 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. On December 7, 2018, both parties agreed to extend this advisory agreement from December 7, 2018 to December 6, 2019. The total advisory fee was approximately $60,204 (NT$1.8 million). For the years ended December 31, 2018 and 2017, the Company recognized $59,368 and $59,214, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of December 31, 2018 and 2017, the Company had accounts receivable amounted of nil and $17,231, respectively. The Company also had revenue of $31,449 and $50,053 for the years ended December 31, 2018 and 2017, respectively.

Off Balance Sheet Arrangements

As of December 31, 2018, our Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of:

China United Insurance Service, Inc.

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding (1) an ineffective mechanism to proper communicate the concepts of corporate governance and (2) lack of a qualified experienced financial expert to lead and supervise the overall internal control over financial reporting system of the Company, have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company’s auditor since 2014.

/s/ Simon & Edward, LLP

Los Angeles, California
April 1, 2019

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2018	2017

ASSETS
Current assets
Cash and cash equivalents	$16,663,942	$15,473,949
Time deposits	25,740,164	21,470,113
Restricted cash equivalents	3,320,802	-
Structured deposits	-	1,248,340
Accounts receivable	15,332,355	13,301,006
Other current assets	1,155,678	2,226,467
Total current assets	62,212,941	53,719,875

Property, plant and equipment, net	1,195,695	946,302
Intangible assets, net	575,985	775,778
Long-term investments	2,477,558	1,399,762
Restricted cash – long-term	655,027	469,615
Other assets	1,764,638	1,961,911
TOTAL ASSETS	$68,881,844	$59,273,243

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$8,435,587	$2,350,000
Income tax payable - short-term	1,599,146	3,508,790
Commissions payable to sales professionals	8,014,480	6,415,071
Convertible bonds	-	200,000
Due to related parties	996,565	801,017
Other current liabilities	7,348,841	6,163,765
Total current liabilities	26,394,619	19,438,643

Long-term loans	-	248,986
Income tax payable - long-term	1,007,323	-
Other liabilities	2,537,072	4,842,240
TOTAL LIABILITIES	29,939,014	24,529,869

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $0.00001 par value, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	7,299,123	5,781,008
Retained earnings	7,273,227	6,419,937
Accumulated other comprehensive income	(171,318)	616,019
Total stockholders' equity attributable to shareholders of the Company	22,591,786	21,007,718
Noncontrolling interests	16,351,044	13,735,656
TOTAL STOCKHOLDERS' EQUITY	38,942,830	34,743,374
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$68,881,844	$59,273,243

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Year Ended December 31,
	2018	2017

Revenue	$78,667,731	$72,848,444
Cost of revenue	49,314,709	42,801,007

Gross profit	29,353,022	30,047,437

Operating expenses:
Selling	3,560,840	2,344,633
General and administrative	17,854,923	14,959,384
Total operating expenses	21,415,763	17,304,017

Income from operations	7,937,259	12,743,420

Other income (expenses):
Interest income	446,859	339,169
Interest expenses	(130,523)	(35,375)
Dividend income	354,224	332,302
Other - net	418,999	312,066
Total other income, net	1,089,559	948,162

Income before income tax	9,026,818	13,691,582
Income tax expense	3,610,172	3,513,717

Net income	5,416,646	10,177,865
Net income attributable to noncontrolling interests	3,045,241	3,023,227
Net income attributable to shareholders of the Company	2,371,405	7,154,638

Other comprehensive income (loss)
Foreign currency translation gain (loss)	(787,695)	1,241,081
Other	358	42,914

Total other comprehensive income	(787,337)	1,283,995
Less: comprehensive income attributable to noncontrolling interests	(429,854)	940,887

Comprehensive income attributable to shareholders of the Company	$1,584,068	$8,438,633

Weighted average shares outstanding:
Basic	29,452,669	29,452,669
Diluted	29,452,669	30,509,552

Earnings per share attributable to common shareholders of the Company:
Basic	$0.078	$0.243
Diluted	$0.078	$0.235

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance December 31, 2016	29,452,669	295	1,000,000	10	8,157,512	3,799,585	(667,976)	1,246,722	12,536,148	9,771,542	22,307,690

Appropriation of reserves	-	-	-	-	-	1,981,423	-	(1,981,423)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	1,241,081	-	1,241,081	940,518	2,181,599
Other comprehensive gain	-	-	-	-	-	-	42,914	-	42,914	369	43,283
Forgiveness of debt	-	-	-	-	32,937	-	-	-	32,937	-	32,937
Net income	-	-	-	-	-	-	-	7,154,638	7,154,638	3,023,227	10,177,865

Balance December 31, 2017	29,452,669	295	1,000,000	10	8,190,449	5,781,008	616,019	6,419,937	21,007,718	13,735,656	34,743,374

Appropriation of reserves	-	-	-	-	-	1,518,115	-	(1,518,115)	-	-	-
Foreign currency translation gain	-	-	-	-	-	-	(787,695)	-	(787,695)	(430,038)	(1,217,733)
Other comprehensive gain	-	-	-	-	-	-	358	-	358	184	542
Net income	-	-	-	-	-	-	-	2,371,405	2,371,405	3,045,242	5,416,647

Balance December 31, 2018	29,452,669	295	1,000,000	10	8,190,449	7,299,123	(171,318)	7,273,227	22,591,786	16,351,044	38,942,830

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017

Cash flows from operating activities:
Net income	$5,416,646	$10,177,865
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	636,980	561,184
Pension plan	-	2,169
Amortization of bond premium	569	-
Loss on debt forgiveness	12,645	-
Loss on valuation of financial assets	125,714	64,749
Loss on disposal of fixed assets	36,279	110,964
Deferred income tax	(163,631)	87,391
Changes in operating assets and liabilities:
Accounts receivable	(2,421,663)	3,657,114
Other current assets	(486,314)	(335,939)
Other assets	106,662	(1,277,215)
Income tax payable	(726,379)	1,036,997
Commissions payable to sales professionals	1,826,478	(5,557,039)
Other current liabilities	2,672,584	(1,592,557)
Other liabilities	(3,129,118)	(1,028,760)
Net cash provided by operating activities	3,907,452	5,906,923

Cash flows from investing activities:
Purchases of structured deposits	(13,696,531)	(1,285,882)
Proceeds from maturities of structured deposits	14,993,795	-
Purchases of time deposits	(49,535,273)	(32,699,028)
Proceeds from maturities of time deposits	44,555,966	17,437,704
Proceeds from repayment of loan made to RFL	1,486,485	-
Loan made to RFL	-	105,586
Proceeds from sale of marketable securities	-	7,515,680
Purchase of marketable securities	-	(4,967,359)
Purchase of long-term investments - REITs	(1,327,505)	-
Purchase of property, plant and equipment	(696,028)	(382,473)
Purchase of intangible assets	(82,136)	(159,955)
Net cash used in investing activities	(4,301,227)	(14,435,727)

Cash flows from financing activities:
Repayment of convertible bonds	(200,000)	-
Proceeds from short-term loans	34,300,000	2,350,000
Repayment of short-term loans	(28,450,000)	(22,199)
Proceeds from related party borrowings	475,273	464,850
Repayment to related party borrowing	(637,686)	(285,856)
Net cash provided by financing activities	5,487,587	2,506,795

Foreign currency translation	(397,605)	1,577,935
Net increase (decrease) in cash, cash equivalents and restricted cash and equivalents	4,696,207	(4,444,074)

Cash, cash equivalents and restricted cash and equivalents, beginning balance	15,943,564	20,387,638
Cash, cash equivalents and restricted cash and equivalents, ending balance	$20,639,771	$15,943,564

SUPPLEMENTARY DISCLOSURE:

Interest paid	$264,845	$33,844
Income tax paid	$3,561,329	$2,307,768

SUPPLEMENTARY DISCLOSURE of CASH FLOW FOR NON-CASH TRANSACTION:

Debt forgiveness - related parties	-	$32,937

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Overview

China United Insurance Service, Inc. (“China United”, “CUIS”, or the “Company”) is a Delaware corporation, organized on June 4, 2010 by Yi-Hsiao Mao, a Taiwan citizen, as a listing vehicle for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL,” a company incorporated in the British Virgin Islands).

In January of 2011, through Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (“WFOE”), a wholly owned Hong Kong based subsidiary of CU Hong Kong, the Company entered a series of agreements (“VIE agreements”) with Law Anhou Insurance Agency Co., Limited (“Anhou”) that established, among other things, an exclusive business cooperation agreement. Prior to the VIE agreements with WFOE, Anhou owned 100% interest of Sichuan Kangzhuang Insurance Agency Co., Limited (“Sichuan Kangzhuang”) and 100% interest of Jiangsu Law Insurance Brokers Co., Limited. Both subsidiaries are also engaged in selling life and property casualty insurance products in the PRC. With the establishment of VIE in 2011, the Company expanded business operations into Peoples’ Republic of China (“PRC” or “China”).

For the purpose of procuring certain economic benefits and establishing a more centralized control over the business operations in Sichuan province, the Company reorganized by dissolving Sichuan Kangzhuang, and set up a branch office of Anhou in Sichuan province instead. On October 8, 2018, Sichuan Kangzhuang was legally dissolved.

The Company owns 65.95% interest of Law Enterprise Co., Limited (“Law Enterprise”) through AHFL and its 100% owned subsidiary Law Insurance Broker Co., Limited (“Law Broker”). Both companies are engaging in business in insurance brokerage and insurance agency services across Taiwan, where the majority of revenue is generated.

The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTC Pink market.

Acquisitions

In July of 2018, the Company completed its acquisition of Kao Te Insurance Broker (“KT Broker”) for its existing brokerage licenses. Under Taiwanese law, the brokerage license is undetachable from the legal entity and the entity itself cannot be dissolved, so the Company renamed KT Broker to Joint Insurance Broker Co., Limited (“JIB”) to serve as a holding entity for the brokerage licenses. The Company has no intention of operating the existing business of KT Broker nor retain any of its sales personnel, therefore the Company accounted the acquisition as assets purchase in accordance with ASC 805.

The corporate structure as of December 31, 2018 is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Certain reclassifications have been made to the consolidated financial statements for prior years to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

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

Comprehensive Income

The Company follows FASB ASC Topic 220, “Reporting Comprehensive Income,” which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. ASC 220 defines comprehensive income as net income and all changes to stockholders’ equity, except those due to investments by stockholders, changes in paid-in capital and distributions to stockholders, including adjustments to minimum pension liabilities, accumulated foreign currency translation, and unrealized gains or losses on securities held as available-for-sale.

Foreign Currency Transactions

The Company’s financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries are NTD, RMB and HKD. The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

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

	Average Rate for the years ended December 31,
	2018		2017
Taiwan dollar (NTD)	NTD	30.13172	NTD	30.39845
China yuan (RMB)	RMB	6.61464	RMB	6.75701
Hong Kong dollar (HKD)	HKD	7.83704	HKD	7.79223
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	December 31, 2018		December 31, 2017
Taiwan dollar (NTD)	NTD	30.56492	NTD	29.65568
China yuan (RMB)	RMB	6.87644	RMB	6.50638
Hong Kong dollar (HKD)	HKD	7.83125	HKD	7.81493
United States dollar ($)		$1.00000		$1.00000

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination. These investments are carried at cost, which approximates market value.

Restricted Cash and Cash Equivalents

Restricted cash and cash equivalents represent amounts held in banks by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies by China Insurance Regulatory Commission and time deposits in financial institutions that are pledged to satisfy the requirements of certain debt agreements.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2018 and 2017.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expense as incurred. Upon sale of retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other income (expense).

Depreciation of office equipment, office furniture, transportation equipment and other equipment is computed using straight-line method based on estimated useful lives ranging from one to ten years with estimated salvage value. Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term.

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using two-step goodwill impairment test. The first step screens for potential impairment of goodwill to determine if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. As of December 31, 2018, and 2017, there were no indications of impairment of goodwill. Intangible assets, which primarily consist of software, are stated at cost, less accumulated amortization, and amortized over estimated useful lives ranging from 3 to 5 years.

Impairment of Long-Lived Assets

The Company reviews the carrying values of the long-lived assets when circumstances warrant as to whether the carrying value has become impaired. The Company considers assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from its related operations. There was no impairment recognized for the years ended December 31, 2018 and 2017.

Long-Term Investments

Long-term investments include government bonds held as available-for-sale, investment in real estate investment trusts (“REITs”)   measured at fair value through net income, and equity investments accounted for the cost method. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company measures equity investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% using cost method, and no changes in fair value is recognize in net income for those equity investments.

Convertible Bonds

Convertible debt is accounted for under the guidelines established by ASC Subtopic 470-20 “Debt with Conversion and Other Options.” ASC 470-20 governs the calculation of an embedded beneficial conversion. The amount of the value of beneficial conversion feature may reduce the carrying value of the instrument to zero, but no further. Many of the conversion features embedded in the Company’s notes are variable and are adjusted based on a discount to market prices which could cause an unlimited number of shares of common stock to be issued. In these cases, the Company records the embedded conversion feature as a derivative instrument, at fair value. The embedded conversion features are recorded as discounts when the notes become convertible. The excess of fair value of the embedded conversion feature over the carrying value of the debt is recorded as an immediate charge to operations. Each reporting period, the Company will compute the estimated fair value of derivatives and record changes to operations. The discounts relating to the initial recording of the derivatives or beneficial conversion features will be amortized over the terms of the convertible bonds.

Advertising Costs

The Company expenses all advertising costs, which include promotions and branding, as incurred. The Company incurred $749,563 and $386,858 in advertising and marketing costs during the years ended December 31, 2018 and 2017, respectively.

Revenue Recognition

The Company’s revenue is generated from providing insurance agency and brokerage services. The Company, through its subsidiaries and VIEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company adopted the new revenue standard ASC Topic 606, Revenue from Contracts with Customers, at the beginning of 2018, which requires that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company recognizes revenue when control over services provided by the Company is transferred to the respective insurance company; whereby the transfer of control is considered complete when the insurance policy becomes effective. The new guidance includes requirements to estimate variable or contingent consideration to be received and recognize variable consideration to the extent that a significant reversal of revenue will not probably occur in the subsequent periods. Applying the new revenue standard requires significant judgment and estimate to be made by the Company.

The Company is obligated to pay commissions to its sales professionals when an insurance policy becomes effective. The Company recognizes commission revenue from insurance companies on a gross basis, and the commissions paid to its sales professionals are recognized as cost of revenue.

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by ASC Topic 260, “Earnings Per Share.” Potential common shares consist primarily of convertible bonds calculated using the if-converted method. However, convertible bonds were excluded from the calculation due to the antidilutive effect. The antidilutive common share equivalents excluded from the computation was 45,935 for the year ended December 31, 2018.

The calculation for basic and diluted EPS is as follows:

	As of December 31, 2018
	2018	2017

Net income attributable to common shareholders of the Company:	$2,371,405	$7,154,638
Effect of dilution	-	12,000
Net income attributable to common shareholders of the Company after dilution	$2,371,405	$7,166,638

Basic weighted-average number of common shares outstanding	29,452,669	29,452,669
Effect of convertible bond	-	1,056,883
Diluted weighted-average number of common shares outstanding	29,452,669	30,509,552

Earnings per share attributable to common shareholders of the Company:
Basic	$0.078	$0.243
Diluted	$0.078	$0.235

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

This hierarchy requires the use of observable market data when available.

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, accounts payable and accrued expense approximate fair value due to the short-term duration of those instruments. See Note 22 for additional information on the fair values related to other financial assets and liabilities.

Concentration of Risk

The Company maintains cash and cash equivalents with banks or high credit, quality financial institutions in the USA, PRC, Hong Kong, and Taiwan with balances in excess of the limits insured by various governments. In Taiwan, a depositor has up to NTD3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of December 31, 2018, and 2017, approximately $1,751,000 and $1,512,000 of the Company’s cash and cash equivalents, time deposits, restricted cash and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $44,289,000 and $33,949,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the fiscal years ended December 31, 2018 and 2017, the Company realized revenues with the customers individually more than 10% of the total revenue of the Company were:

	Years ended December 31,
	2018		2017
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$18,432,050	23%	$18,617,293	26%
Taiwan Life Insurance Co., Ltd. (**)	11,024,333	14%	9,309,759	13%
TransGlobe Life Insurance Inc.	10,280,105	13%	8,168,837	11%
Fubon Life Insurance Co., Ltd.	(*)	(*)	(*)	(*)

(*) Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

(**) Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

As of December 31, 2018 and 2017, the Company’s accounts receivable due from these customers were:

	As of December 31,
	2018		2017
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$3,139,404	24%	$3,430,661	26%
Taiwan Life Insurance Co., Ltd. (**)	2,578,590	20%	2,192,668	17%
TransGlobe Life Insurance Inc.	2,381,181	18%	1,811,401	14%
Fubon Life Insurance Co., Ltd.	(*)	(*)	(*)	(*)

(*) Revenue for the year ended had not exceeded 10% or more of the consolidated revenue.

(**) Taiwan Life Insurance Co., Ltd. was formerly known as CTBC Life Insurance Co., Ltd.

The Company operates their business in the PRC, Hong Kong and Taiwan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Hong Kong and Taiwan, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, Hong Kong and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Operating Leases

Leases, where substantially all the rewards and risks of ownership of assets remain with the leasing company, that do not meet the capitalization criteria of FASB ASC Topic 840 “Leases,” are accounted for as operating leases.

Segment Reporting

The Company managed and reviewed its business as three operating segments. The business of WFOE, CU Hong Kong and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC was managed and reviewed as the PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment. The business of PFAL was managed and reviewed as Hong Kong segment. The PRC and Taiwan segments are substantially all of the reported consolidated amounts. Please refer to Note 23 for additional information on the segment reporting.

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

Variable Interest Entities

The Company follows FASB ASC Subtopic 810-10-05-8, “Consolidation of VIEs,” states that a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics:

a)	The power, through voting rights or similar rights, to direct the activities of a legal entity that most significantly impact the entity’s economic performance

b)	The obligation to absorb the expected losses of the legal entity

c)	The right to receive the expected residual returns of the legal entity.

Due to the legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, the Company operates its insurance agency and brokerage business in PRC primarily through Anhou, a VIE with its two subsidiaries in the PRC.

On January 17, 2011, WFOE and Anhou and Anhou Original Shareholders entered into the VIE Agreements (the “First VIE Agreements”) which included:

•	Exclusive Business Cooperation Agreement (“EBCA” or the “Agreement”) through which: (1) WFOE has the right to provide Anhou with complete technical support, business support and related consulting services during the term of this Agreement; (2) Anhou agrees to accept all the consultations and services provided by WFOE. Anhou further agrees that unless with WFOE’s prior written consent, during the term of this Agreement, Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by this Agreement; (3) Anhou shall pay WFOE fees equal to 90% of the net income of Anhou, and the payment is quarterly, and (4) WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of this Agreement.

The term of this Agreement is 10 years. Subsequent to the execution of this Agreement, both WFOE and Anhou shall review this Agreement on an annual basis to determine whether to amend or supplement the provisions. The term of this Agreement may be extended if confirmed in writing by WFOE prior to the expiration thereof. The extended term shall be determined by WFOE, and Anhou shall accept such extended term unconditionally.

During the term of this Agreement, unless WFOE commits gross negligence, or a fraudulent act, against Anhou, Anhou may not terminate this Agreement. Nevertheless, WFOE shall have the right to terminate this Agreement upon giving 30 days prior written notice to Anhou at any time.

•	Power of Attorney under which each shareholder of Anhou executed an irrevocable power of attorney to authorize WFOE to act on behalf of the shareholder to exercise all of his/her rights as equity owner of Anhou, including without limitation to: (1) attend shareholders’ meetings of Anhou; (2) exercise all the shareholder’s rights and shareholder’s voting rights that he/she is entitled to under the laws of the PRC and Anhou’s Articles of Association, including but not limited to the sale or transfer or pledge or disposition of the shareholder’s shareholding in part or in whole, and (3) designate and appoint on behalf of the shareholder the legal representative, the director, supervisor, the chief executive officer and other senior management members of Anhou.

•	Option Agreement under which the shareholders of Anhou irrevocably granted WFOE or its designated person an exclusive and irrevocable right to acquire, at any time, the entire portion of Anhou’s equity interest held by each shareholder of Anhou, or any portion thereof, to the extent permitted by PRC law. The purchase price for the shareholders’ equity interests in Anhou shall be the lower of (i) RMB1 ($0.16) and (ii) the lowest price allowed by relevant laws and regulations. If appraisal is required by the laws of PRC when WFOE exercises the Equity Interest Purchase Option (as defined in the Option Agreement), the Parties shall negotiate in good faith and based on the appraisal result make necessary adjustment to the Equity Interest Purchase Price (as defined in the Option Agreement) so that it complies with any and all then applicable laws of the PRC. The term of this Agreement is 10 years, and may be renewed at WFOE’s election.

•	Share Pledge Agreement under which the owners of Anhou pledged their equity interests in Anhou to WFOE to guarantee Anhou’s performance of its obligations under the EBCA. Pursuant to this agreement, if Anhou fails to pay the exclusive consulting or service fees in accordance with the EBCA, WFOE shall have the right, but not the obligation, to dispose of the owners of Anhou’s equity interests in Anhou. This Agreement shall be continuously valid until all payments due under the EBCA have been repaid by Anhou or its subsidiaries.

As a result of the capital increase and the share transfer, on October 24, 2013, WFOE, Anhou and Anhou Existing Shareholders entered into a series of variable interest agreements (the “Second VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the First VIE Agreements, other than the change of shareholder names and their respective shareholdings. The First VIE Agreements were terminated by and among WFOE, Anhou and Anhou Original Shareholders on the same date. The EBCA executed by and between WFOE and Anhou on January 17, 2011 remains in full effect.

As a result of the agreements among WFOE, the shareholders of Anhou and Anhou, WFOE is considered the primary beneficiary of Anhou, WFOE has effective control over Anhou; therefore, WFOE consolidates the results of operations of Anhou and its subsidiaries. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries are consolidated in the Company’s financial statements from the earliest period presented. However, the VIE is monitored by the Company to determine if any events have occurred that could cause its primary beneficiary status to change. These events include:

a)	The legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk.

b)	The equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity.

c)	The legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses.

d)	The legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses.

The Company reviews the VIE’s status on an annual basis. For the years ended December 31, 2018 and 2017, no event including a)-d) above took place that would change the Company’s primary beneficiary status.

New Accounting Pronouncements and Other Guidance

New Accounting Pronouncements Effective January 1, 2018:

Revenue from Contracts with Customers

In May 2014, the FASB issued new accounting guidance – ASU No. 2014-09, (Topic 606), Revenue from Contracts with Customers related to revenue from contracts with customers. The core principle of the Standard is that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance effective January 1, 2018, using the modified retrospective method, which applies the new guidance beginning in the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018.

The Company’s revenue is derived from insurance agency and brokerage services. The Company, through its subsidiaries, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The sale of an insurance product by the Company is considered complete when initial insurance premium is paid by an individual and the insurance policy becomes effective. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue.

Upon adoption of the new revenue guidance, the timing of revenue recognition remains unchanged. However, the new guidance includes requirements to estimate variable or contingent consideration to be received and recognize variable consideration to the extent that a significant reversal of revenue will not probably occur in the subsequent periods. Under the legacy GAAP, the Company recognized certain contingent commissions when fixed or determinable whereas the Company recognizes estimated contingent commissions when the policy is accepted under the new revenue guidance. This results in the revenue recognition accelerated from historical patterns and a shift in timing of quarterly revenue recognized. In addition, the Company recognizes the contingent commission as contract asset when the performance obligation is fulfilled but yet obtain unconditional rights of payment. As a result, the Company recognizes contract assets to distinguish from accounts receivable.

Since the majority of the Company’s fee arrangements involve contracts that cover a single year of services, there was no significant change in the amount of revenue recognized in an annual period after adoption of the new revenue recognition accounting policy. The cumulative effect of adopting the new standard from January 1, 2018 is nil to the opening balance of retained earnings. The comparative information and prior periods were not restated and reported under the legacy accounting standards.

Restricted Cash

In November 2016, the FASB issued ASU No. 2016-18, (Topic 230), Statement of Cash Flows, amending the presentation of restricted cash within the consolidated statements of cash flows. The new guidance requires that restricted cash be added to cash and cash equivalents on the consolidated statements of cash flows. The Company adopted this ASU in the first quarter of 2018 on a retrospective basis with the following impacts to the Company’s prior period consolidated statement of cash flows:

	Twelve Months Ended December 31, 2017
	Previously Reported*	Adjustments	As Revised
Operating activities	$5,655,491	$251,432	$5,906,923
Investing activities	(14,435,727)	-	(14,435,727)
Financing activities	2,506,795	-	2,506,795
Foreign currency translation	1,577,935	-	1,577,935
Net change in cash, cash equivalents, and restricted cash and equivalents	$(4,695,506)	$251,432	$(4,444,074)

Financial Instruments – Recognition and Measurement

On January 1, 2018, the Company adopted, on a prospective basis, ASU No. 2016-01, (Subtopic 825-10), Recognition and Measurement of Financial Assets and Liabilities that makes limited changes to the accounting for financial instruments. The changes primarily relate to (i) the requirement to measure equity investments (except those accounted for under the equity method of accounting, or those that result in consolidation of the investee) at fair value, with changes in the fair value recognized in net income, (ii) an alternative approach for the measurement of equity investments that do not have a readily determinable fair value, (iii) the elimination of the other-than-temporary impairment model and its replacement with a requirement to perform a qualitative assessment to identify the impairment of equity investments, and a requirement to recognize impairment losses in net income based on the difference between the fair value and the carrying value of the equity investment, (iv) the elimination of the requirement to disclose the methods and significant assumptions used to estimate the fair value of financial instruments measured at amortized cost, (v) the addition of a requirement to use the exit price concept when measuring the fair value of financial instruments for disclosure purposes and (vi) the addition of a requirement to present financial assets and financial liabilities separately in the notes to financial statements, grouped by measurement category (e.g., fair value, amortized cost, lower of cost or market) and by form of financial asset (e.g., loans, equity securities).

The equity investment without readily determinable fair value held by the Company is the equity investment of Genius Insurance Broker Co., Ltd. The Company elects to measure the equity investment using measurement alternative and records the investment at cost minus impairment, if any, plus or minus changes resulting from qualifying observable prices changes. Adjustments resulting from impairments and observable prices changes are recorded in the income statement. Further, in accordance with the guidance, recurring fair value disclosures are no longer provided for equity securities measured using the measurement alternative. In addition, the existing impairment model has been replaced with a new one-step qualitative impairment model. No initial adoption adjustment was recorded for these instruments since the guidance is required to be applied prospectively for securities measured using the measurement alternative. For the year ended December 31, 2018, there is no impairment indicator and no adjustment to the cost of the equity investment in Genius Insurance Broker Co., Ltd. As of December 31, 2018 and 2017, the equity investment of Genius Insurance Broker Co., Ltd. is classified under long-term investments and the carrying amounts were $1,257,485 and $1,296,039, respectively.

Accounting Standards Issued but Not Yet Adopted

Leases

In February 2016, FASB issued ASU No. 2016-02, (Topic 842), Leases. ASU 2016-02 requires the recognition of lease assets and lease liabilities by lessees for those leases currently classified as operating leases and makes certain changes to the accounting for lease expenses. We anticipate that the adoption of ASU 2016-02 for our leasing arrangements will likely (i) increase our recorded assets and liabilities, (ii) increase depreciation and amortization expense, (iii) increase interest expense and (iv) decrease lease/rental expense.

We plan to adopt the standard as of January 1, 2019, the beginning of fiscal 2019. We will elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows us to continue to apply the legacy guidance in ASC 840 in the comparative periods presented in the year we adopt the new leases standard. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. We will also elect the practical expedient that allows us to carry forward historical lease classifications and we will make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet.

While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 2016-02 on the Company’s financial statements and disclosures. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of fiscal year 2019.

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments. ASU 2016-13 is effective for public entities for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. The Company is evaluating the impact of the adoption of ASU 2016-13 on its financial position and results of operations.

There were other updates recently issued. The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash, cash equivalents and restricted cash and cash equivalents consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Cash and cash equivalents:
Cash in banks and on hand	$7,439,057	$11,774,489
Cash equivalents - re-purchase bonds	-	2,697,628
Cash equivalents - commercial paper	654,006	-
Time deposits - with original maturities less than three months (see Note 4)	8,570,879	1,001,832
	16,663,942	15,473,949
Restricted cash equivalents	3,320,802	-
Restricted cash – long-term	655,027	469,615
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$20,639,771	$15,943,564

On December 22, 2017, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $2,697,628 (NTD 80,000,000) with 0.38% interest rate annum. The re-purchase bonds were due in January and February 2018. During the fiscal year ended December 31, 2018, the Company purchased another re-purchase bonds of $5,254,096 (NTD 160,000,000) with 0.38% interest rate annum. The re-purchase bonds were due during July to September 2018. As of December 31, 2018, the re-purchase bonds held by the Company was nil.

On December 14, 2018, the Company purchased a commercial paper of $654,006 (NTD 19,989,649) with a maturity of 25 days and 0.70% interest rate annum.

Restricted cash equivalents include time deposits of $3,302,802 (NTD101,500,000), which were with original maturities less than three months and pledged to satisfy the requirements of certain debt agreements. Long-term restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for Law Broker’s general manager.

NOTE 4 – TIME DEPOSITS AND STRUCTURED DEPOSITS

	December 31, 2018	December 31, 2017
Total time deposits	$34,311,043	$22,471,945
Less: time deposits - original maturities less than three months (see Note 3)	(8,570,879)	(1,001,832)
Time deposits - original maturities over three months but less than one year	$25,740,164	$21,470,113

Structured deposits	$-	$1,248,340

Time Deposits Pledged as Collateral

As of December 31, 2018 and 2017, the Company had time deposits of approximately $5,404,889 (NTD 165,200,000) and $1,641,905 (NTD 50,000,000) out of total $34,311,043 and $22,471,945, respectively, pledged as collateral for short-term loans. See Note 10.

Structured Deposits

On July 7, 2017, the Company entered into an agreement with Cathay United Bank to purchase a 185-day structured deposit in effective on July 7, 2017 and mature on January 8, 2018, with principal approximately $1,229,563 (RMB8 million). The structured deposit has an embedded foreign exchange option linked to US Dollar to China Yuan offshore exchange rate (“USDCNH”). Strike price of the structured deposit is set at 7.3 USDCNH and the fixing date is on January 4, 2018. Yield rate will be at 4.1% per annum when the USDCNH is above or equal strike price on the fixing date, or at 3.9% per annum when below.

On February 9, 2018, the Company entered into an agreement with CTBC Bank Co., Ltd. (CTBC) to purchase a one-month FX Swap and Forward Linked structured product in effective on February 13, 2018 and mature on March 29, 2018, with principal approximately $1,273,855 (RMB8 million). The structured deposit has an embedded foreign exchange forward linked to USDCNH.

From May to December of 2018, the Company entered into agreements with CTBC to purchase dual currency investment structured products which are embedded a foreign exchange option linked to USDCNH. The settlement amount on the maturity date is referring to the USDCNH on a valuation date which is compared with a pre-determined USDCNH (the “Strike Price”). The Company might receive the original investment amount in original currency back or might receive investment amount exchanged into another currency at the Strike Price back depending on the appreciation or depreciation between US Dollar and offshore China Yuan. The Company bears the risk of exchange losses of the investment amount. In addition, the Company will receive interest income at the maturities and the coupon rate ranges from 3.50% to 5.10% per annum.

As of December 31, 2018 and 2017, the Company had structured deposits of nil and $1,248,340, respectively. Gross unrealized losses on valuation of structured deposits as of December 31, 2018 and 2017 were nil and $30,211 respectively.

NOTE 5 – OTHER CURRENT ASSETS

The Company’s other current assets consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loan receivable	$-	$1,510,347
Prepaid rent and rent deposits	322,130	213,688
Prepaid expenses	327,083	87,947
Other receivables	325,946	135,996
Refundable business tax	149,028	150,221
Marketable securities	30,800	33,381
Interest receivable	691	94,887
Total other current assets	$1,155,678	$2,226,467

On October 24, 2016, the Company entered into a loan agreement with a third party, Rich Fountain Limited (“RFL”), a company incorporated under the laws of Samoa. The Company provided a short-term loan approximately $1,618,577 (NTD 48,000,000) to RFL. The short-term loan bears an interest rate of 4.5% per annum and the principal and interest of the loan were payable on April 23, 2017. On April 21, 2017, the Company and RFL entered into a supplemental agreement to extend the loan to October 23, 2017. The Company received partial payment of approximately $71,974 (NTD 2,134,440) and approximately $36,256 (NTD1,075,200) on June 22, 2017 and July 14, 2017, respectively. As of December 31, 2017, the outstanding principal balance of the loan was approximately $1,510,347 (NTD 44,790,360). On March 7, 2018, RFL paid off all outstanding balance of loan to the Company.

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment consisted of the following, as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Office equipment	$1,293,549	$1,198,456
Office furniture	112,366	103,025
Leasehold improvements	910,168	761,522
Transportation equipment	223,115	221,477
Other equipment	375,496	90,990
Total	2,914,694	2,375,470
Less: accumulated depreciation	(1,718,999)	(1,429,168)
Total property, plant and equipment, net	$1,195,695	$946,302

Depreciation expense was $375,588 and $325,212 for the years ended December 31, 2018 and 2017, respectively.

NOTE 7 – INTANGIBLE ASSETS, NET

As of December 31, 2018 and 2017, the Company’s intangible assets consisted the following:

	December 31, 2018	December 31, 2017
Software	$1,816,449	$1,797,227
Less: accumulated amortization	(1,240,464)	(1,021,449)
Total intangible assets, net	$575,985	$775,778

Estimated future assets amortization as of December 31, 2018 is as follows:

Years ending December 31,	Amount
2019	$233,520
2020	203,127
2021	93,872
2022	35,791
2023	9,675
Thereafter	-
Total	$575,985

Amortization expense was $261,392 and $235,972 for the years ended December 31, 2018 and 2017, respectively.

NOTE 8 – LONG-TERM INVESTMENTS

As of December 31, 2018 and 2017, the Company’s long-term investments consisted the following:

	December 31, 2018	December 31, 2017
Equity investments accounted for the cost method	$1,257,485	$1,296,039
Government bonds held for available-for-sale	99,834	103,723
REITs	1,120,239	-
Total long-term investments	$2,477,558	$1,399,762

Equity investments accounted for the cost method

The change in carrying value of equity investment from December 31, 2017 to December 31, 2018 was entirely due to foreign currency translation.

Type	Investee	Investment Ownership	December 31, 2018 Amount	December 31, 2017 Amount
Equity investments accounted for the cost method	Genius Insurance Broker Co., Ltd	15.64%	$1,257,485	$1,296,039

Government bonds held for available-for-sale

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($98,152 and $101,161 as of December 31, 2018 and 2017, respectively) restricted balance in a separate account or government bonds   issued by the central government. The government bonds are valued based on theoretical bond price in Taipei Exchange.

	December 31, 2018
	Fair value at December 31, 2017	Gross unrealized losses	Fair value at December 31, 2018
Government bonds	103,723	(3,889)	99,834
	$103,723	$(3,889)	$99,834

	December 31, 2017
	Fair value at December 31, 2016	Gross unrealized gains	Fair value at December 31, 2017
Government bonds	94,506	9,217	103,723
	$94,506	$9,217	$103,723

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of December 31, 2018 was $1,120,239. Unrealized losses due to revaluation included in earnings for assets held at the end of the reporting period were $220,596 for the year ended December 31, 2018.

NOTE 9 – OTHER ASSETS

The Company’s other assets consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Rental deposits	$465,423	$508,352
Register capital deposit	872,544	1,075,867
Prepayments	112,055	140,404
Deferred tax assets	268,237	123,406
Goodwill	31,651	31,651
Other	14,728	82,231
Total other assets	$1,764,638	$1,961,911

According to China Insurance Regulatory Commission No. 82, promulgated on September 29, 2016, the Company should deposit all of its registered capital in a custody fund account   and subject to limited usage, among which, no less than 10% of the registered capital can be invested in significant deposit by agreement or term deposit. As of December 31, 2018 and 2017, the Company had register capital deposits in the amount of $872, 544 and $1,075,867, respectively.

Goodwill arose from the acquisition of PFAL in April 2014. The fair value of the net identifiable assets of PFAL at acquisition date was $324,871, and 51% of which was $165,684. The Company recorded $31,651 excess of purchase price over the fair value of assets acquired and liabilities assumed as goodwill. No intangible assets were identified as of the acquisition date. As of December 31, 2018 and 2017, there were no indications of the impairment of the goodwill.

NOTE 10 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Credit facility, O-Bank	$3,600,000	$1,400,000
Credit facility, FEIB	2,000,000	-
Credit facility, CTBC	1,000,000	950,000
Credit facility, KGI	1,600,000	-
Subtotal	8,200,000	2,350,000
Current portion of long-term loans (Note 14)	235,587	-
Total short-term loans	$8,435,587	$2,350,000

The Company entered into three credit agreements with several commercial banks as follows:

O-Bank Co., Ltd. (“O-Bank”): The Company entered into a line of credit agreement with O-Bank for a $1,500,000 revolving credit facility from June 22, 2017 to June 21, 2018. The line of credit was renewed on September 4, 2018 and matures on September 3, 2019, with a revolving credit limit raised to $4,000,000. Borrowings under the agreement bear interest at the TAIFX3 rate plus a margin of 0.5%. On December 11, 2017, the Company draw down a borrowing of $600,000 with interest at a rate of 2.35% per annum. On December 26, 2017, the Company borrowed $800,000 with interest at a rate of 2.70% per annum. These amounts were paid off in March of 2018. On March 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rates of 2.53% per annum. These amounts were paid off in June of 2018. On June 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rates of 2.89% per annum. These amounts were paid off in September of 2018. On September 12, 2018, the Company draw down borrowings of $1,400,000 with interest at rate of 2.89% per annum. The Company paid down $500,000 and $900,000 of these amounts in September and October of 2018, respectively. On October 11 and October 12, 2018, the Company draw down borrowings of $1,500,000 and $900,000, respectively, with interest at a rate of 2.90% per annum. These amounts were paid off in December of 2018. On December 7 and December 25, 2018, the Company draw down borrowings of $2,400,000 and $1,200,000, with interest at a rate of 3.60% and 3.75% per annum, respectively. These amounts were paid off in January of 2019. The credit facility is secured by a total amount of approximately $4,492,078 (NTD 137,300,000) of time deposits.

Far Eastern International Bank (“FEIB”): On September 21, 2017, the Company entered into a line of credit agreement with FEIB for a revolving credit facility of $2,000,000 from September 21, 2017 to September 21, 2018. The line of credit was renewed on October 26, 2018 and matures on September 21, 2019. Borrowings under the agreement bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. On June 15 and June 22, 2018, the Company draw down borrowings of $1,000,000 and $500,000, respectively, with interest at a rate of 3.45% per annum. These amounts were paid off in July of 2018. On July 13 and July 20, 2018, the Company draw down $1,000,000 and $500,000 with interest at a rate of 3.38% and 3.39% per annum, respectfully. These amounts were paid off in August of 2018. On August 10 and August 17, 2018, the Company draw down $1,000,000 and $500,000 with interest at a rate of 3.37% and 3.38% per annum, respectfully. These amounts were paid off in September of 2018. On September 07, September 14 and September 21, 2018, the Company draw down $1,000,000, $500,000 and $500,000 with interest at a rate of 3.60%, 3.65% and 3.68% per annum, respectfully. These amounts were paid off in November of 2018. On November 13, 2018 the Company draw down a borrowing of $2,000,000 with interest at a rate of 3.40% per annum. The Company paid off the borrowing in December of 2018. On December 7, 2018, the Company draw down a borrowing of $2,000,000 with interest at a rate of 3.95% per annum. The Company paid off the borrowing in January of 2019. The credit facility is secured by a total amount of approximately $2,434,163 (NTD 74,400,000) of time deposits.

CTBC Bank Co., Ltd. (“CTBC”): On November 17, 2017, the Company entered into a line of credit agreement with CTBC, pursuant to which the Company has a revolving credit facility of $1,000,000 from November 17, 2017 to July 31, 2018. This line of credit was renewed on September 12, 2018 and matures on August 31, 2019, with a revolving credit limit raised to $1,500,000. Borrowings under the agreement bear interest at the CTBC’s cost of fund plus a margin of 1%. On December 28, 2017, the Company draw down a borrowing of $950,000 with interest at a rate of 3.30% per annum. Law Broker is the guarantor of the credit facility. On January 29, 2018, the Company paid off the entire principal and interest of the borrowing. On October 11, 2018, the Company draw down a borrowing of $1,000,000 with interest at a rate of 3.26% per annum. The amount was paid off in November of 2018. On November 9, 2018, the Company draw down $1,000,000 with interest at a rate of 3.26% per annum. The amount was paid off in December of 2018. In December of 2018, the Company draw down borrowings of $3,000,000 with interest at a rate of 3.26% per annum. The borrowings were paid off in December of 2018. On December 28, 2018, the Company draw down $1,000,000 with interest at a rate of 4.10% per annum. Law Broker is the guarantor of the credit facility. The Company paid down $750,000 and $250,000 of these amounts in January and February of 2019, respectively.

KGI Commercial Bank Co., Ltd. (“KGI”): On September 19, 2018, the Company was approved of entering into a line of credit agreement with KGI, pursuant to which the Company has a revolving credit facility of $1,600,000 from October 26, 2018 to October 26, 2019. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. On December 27, 2018, the Company draw down a borrowing of $1,600,000 with interest at a rate of 3.41% per annum. The Company paid off the borrowing in January of 2019. The credit facility is secured by a total amount of approximately $1,799,450 (NTD 55,000,000) of time deposits.

Total interest expenses of short-term loans incurred were $105,536 and $1,531 for the years ended December 31, 2018 and December 31, 2017, respectively.

NOTE 11 – INCOME TAX PAYABLE

The Company’s income tax payable consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Taiwan Tax	$1,416,540	$3,232,996
USA Tax (Note 19)	1,131,307	-
PRC Tax	7,590	270,267
Hong Kong Tax	51,032	5,527
Total income tax payable	$2,606,469	$3,508,790
Less: short-term	(1,599,146)	(3,508,790)
Income tax payable – long-term (Note 19)	$1,007,323	$-

NOTE 12 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to professionals consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Taiwan	$7,602,595	$6,206,269
PRC	411,885	208,802
Hong Kong	-	-
Total commissions payable to sales professionals	$8,014,480	$6,415,071

Commissions payable to sales professionals are usually settled within twelve months. As of December 31, 2018 and 2017, the Company had the commissions payable obligation to sale professionals amounted $8,014,480 and $6,415,071, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Unearned revenue - current (Note 15)	$1,028,256	$1,237,684
Payroll payable and other benefits	1,360,790	1,309,281
Accrued bonus	2,320,445	1,730,278
Accrued business tax and tax withholdings	893,391	835,410
Other accrued liabilities	1,745,959	1,051,112
Total other current liabilities	$7,348,841	$6,163,765

See Note 15 for additional information on current liabilities related to AIA International Limited Taiwan Branch (“AIATW”).

NOTE 14 – LONG-TERM LOANS

The Company’s long-term loans consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Loan A, interest at 8% per annum, maturity date May 15, 2019	$123,611	$130,641
Loan B, interest at 8% per annum, maturity date July 20, 2019	111,976	118,345
Total loans	235,587	248,986
Less: current portion (Note 10)	(235,587)	-
Total long-term loans	$-	$248,986

Law Anhou Insurance Agency Co., Limited (“Anhou”) in Nanjing City, PRC is a variable interest entity (VIE) of which the Company is the primary beneficiary. The Company contractually control Anhou through CU Hong Kong.

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. The loan agreement provided for approximately $123,611 (RMB 850,000) and $130,641 (RMB 850,000) as of December 31, 2018 and 2017, respectively, loan to the Company. The Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019. As of December 31, 2018, the principal amount was reclassified to current liabilities.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. The loan agreement provided for approximately $111,976 (RMB 770,000) and $118,345 (RMB 770,000) as of December 31, 2018 and 2017, respectively, loan to the Company. The Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019. As of December 31, 2018, the principal amount was reclassified to current liabilities.

Total interest expenses for the long-term loans were $18,450 and $20,737, respectively, for the years ended December 31, 2018 and 2017.

NOTE 15 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Unearned revenue - AIATW	$2,056,513	$4,239,130
Due to previous shareholders of AHFL	480,559	480,559
Deferred tax liabilities	-	122,551
Total other liabilities	$2,537,072	$4,842,240

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

On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “First Amendment to the Alliance Agreement”) with AIATW. In the First Amendment to the Alliance Agreement, the performance targets and the provision about refunding the Execution Fee on a pro rata basis when the performance targets are not met were revised.

On January 6, 2016, AHFL entered into an Amendment No. 2 to the Alliance Agreement (the “Second Amendment to the Alliance Agreement”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Second Amendment to the Alliance Agreement, the expiration date of the Strategic Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Alliance Agreement during the period from October 1, 2014 to December 31, 2015 was suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter (the “2016 Letter”) to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in an Amendment No. 3 to the Alliance Agreement (the “Third Amendment to the Alliance Agreement”). Pursuant to the Third Amendment to the Alliance Agreement, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, among which (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in the Third Amendment to the Alliance Agreement, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD50 million for the first contract year, NTD35 million for the second contract year, and NTD33 million for each contract year thereafter within one month after the termination.

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	63,849,759		NTD	3,192,487	NTD	79,959,764		NTD	3,997,990

1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD 27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.

2)	For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

4)	For the year ended December 31, 2018, the Company estimated to recognize the fourth contract year’s revenue amount of $391,223 (NTD11,788,229), net of VAT, and refund the amount of $651,816 (NTD19,640,341), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency. The revenue recorded and refund amounts were trued up to $412,230 (NTD 12,068,571) and $661,286 (NTD 19,360,000), respectively, for the year ended December 31, 2018 based on notice received from AIATW.

The Company recognized revenue of $372,650 (NTD 11,228,600) and $1,731,048 (NTD 52,621,159), net of VAT, for the years ended December 31, 2018 and 2017 related to this agreement. As of December 31, 2018 and 2017, the Company had non-current portion of unearned revenue of $2,056,513 and $4,239,130, respectively, and amounts in current liabilities of $1,028,256 and $1,237,684, respectively, related to the Alliance Agreement.

Unearned revenue – Farglory

On April 20, 2016, the Company entered into a service agreement (“Service Agreement”) with Farglory. The Company was to provide consulting services to Farglory for NTD 4,000,000 per year and the aggregate consulting services fee was NTD 20,000,000 from May 1, 2016 to April 30, 2021. On January 2, 2018, the Company received termination notice from Farglory. Pursuant to the termination notice, the Company refunded approximately $603,729 (NTD 17,904,000) to Farglory in January 2018.

Due to previous shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. On March 12, 2017, the Company and the selling shareholders of AHFL entered into a fifth amendment to the acquisition agreement, pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2019. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company agreed to make the cash payment in the amount of $480,559 (NTD15 million) on or prior to March 31, 2021.

NOTE 16 – PREFERRED STOCK

On January 28, 2011, the Company increased the number of authorized shares of common stock from 30,000,000 to 100,000,000 and authorized 10,000,000 shares of preferred stock with $0.00001 par value. It currently has 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) issued and outstanding as of December 31, 2018 and 2017. The Series A Stock has the following rights and preferences:

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

Fully Paid and Nonassessable. All of the Company’s outstanding shares of preferred stock are fully paid and nonassessable.

From the qualitative aspect, the Company notes the following regarding this deemed compensation:

•	Does not violate any debt or other contract covenants;

•	Does not change any earnings or EPS trends;

•	Does not affect any previous earnings or EPS guidance;

•	Does not affect any segment or class of revenue;

•	Does not affect any regulatory compliance matters;

•	Does not affect cash compensation of management;

•	Does not involve concealment of an unlawful act

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

NOTE 17 – STATUTORY RESERVES

According to Taiwan accounting rules and corporation regulations, the Company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve reaches registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital. As of December 31, 2018 and 2017, the Company had statutory reserves in responding to the regulations in Taiwan in the amount of $7,299,123 and $5,781,008, respectively.

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of net profits, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve due to as the accumulated deficit as of December 31, 2018 and 2017.

NOTE 18 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of December 31, 2018 and 2017:

Name of Entity	% of Non- Controlling Interests	December 31, 2017	Net Income (Loss)	Other Comprehensive Income (Loss)	December 31, 2018
Law Enterprise	34.05%	$(243,240)	$193,308	$(22,625)	$(72,557)
Law Broker	34.05%	13,900,341	2,655,344	(406,023)	16,149,662
PFAL	49.00%	228,079	208,918	(255)	436,742
MKI	49.00%	(2,117)	(513)	-	(2,630)
PA Taiwan	49.00%	(145,442)	(11,789)	(531)	(157,762)
PTC Nanjing	49.00%	(1,965)	(26)	(420)	(2,411)
Total		$13,735,656	$3,045,242	$(429,854)	$16,351,044

Name of Entity	% of Non- Controlling Interests	December 31, 2016	Net Income (Loss)	Other Comprehensive Income (Loss)	December 31, 2017
Law Enterprise	34.05%	$17,386	$(307,217)	$46,591	$(243,240)
Law Broker	34.05%	9,621,159	3,387,038	892,144	13,900,341
PFAL	49.00%	232,414	(3,817)	(518)	228,079
MKI	49.00%	(1,569)	(548)	-	(2,117)
PA Taiwan	49.00%	(95,448)	(52,169)	2,175	(145,442)
PTC Nanjing	49.00%	(2,400)	(60)	495	(1,965)
Total		$9,771,542	$3,023,227	$940,887	$13,735,656

NOTE 19 – INCOME TAX

Provision (benefit) for income taxes for the year ended December 31, 2018 consisted of:

Year ended December 31, 2018	Federal	State	Foreign	Total
Current	$1,227,243	$-	$2,546,560	$3,773,803
Deferred	-	-	(163,631)	(163,631)
Total	$1,227,243	$-	$2,382,929	$3,610,172

Provision (benefit) for income taxes for the year ended December 31, 2017 consisted of:

Year ended December 31, 2017	Federal	State	Foreign	Total
Current	$-	$-	$3,426,326	$3,426,326
Deferred	-	-	87,391	87,391
Total	$-	$-	$3,513,717	$3,513,717

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2018 and 2017 consisted of the following:

	2018	2017
Deferred tax assets
Net operating loss carry-forward	$847,023	$874,934
Others	268,237	123,406
Total	$1,115,260	$998,340
Valuation allowance	(847,023)	(874,934)
Net deferred tax assets - noncurrent	$268,237	$123,406

Deferred tax liabilities - noncurrent	$-	$122,551

A 100% valuation allowance was provided for the deferred tax assets related to the net operating loss in the PRC segment as of December 31, 2018 and 2017. The deferred tax assets of $268,237 and $123,406 related to the Taiwan segment were included in other assets, respectively, on the consolidated balance sheets as of December 31, 2018 and 2017. Deferred tax liabilities were the timing differences of revenue and cost of sales recognized in the year ended December 31, 2018. Deferred tax liabilities of nil and $122,551, respectively, related to the PRC segment were included in other long-term liabilities on the consolidated balance sheets as of December 31, 2018 and 2017.

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
US statutory rate	21%	34%
Tax rate difference	(1)%	(18)%
Tax base difference	-%	-%
Income tax on undistributed earnings	4%	-%
Loss in subsidiaries	3%	3%
Un-deductible and non-taxable items	-%	7%
True up of prior year income tax	3%	-%
Withholding tax	10%	-%
Effective tax rate	40%	26%

Un-deductible and non-taxable items mainly represent un-deductible expenses according to PRC tax laws and the non-taxable tax income or loss.

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan and PRC.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan which was amended in February 2018. The major change was to increase the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments from 17% to 20% starting from the beginning of 2018. In addition, the Income Tax Law of Taiwan provided that a company is taxed at an additional 10% on any undistributed earnings. This was reduced to 5% by the amended Income Tax Law of Taiwan. The Company has recorded an income tax expense of $21,434 for remeasuring the Company’s deferred tax as a result of increase in tax rate in the year ended December 31, 2018.

In June 2018, the shareholders of Law Enterprise approved the distribution of accumulated earnings to shareholders including AHFL. Under the Income Tax Law of Taiwan, the distributed earnings are not subject to the undistributed earning tax and the foreign shareholders of a Taiwan company will bear 21% of withholding tax after deducting certain tax credits allowed by the Income Tax Law of Taiwan for the dividend received. As a result of the earning distribution, Law Enterprise reversed $902,479 of the undistributed earning tax liability accrued in prior years and AHFL accrued $877,746 of withholding tax liability that cannot be deducted in its tax jurisdiction.

WFOE and the VIE in PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments, except for Jiangsu. For Jiangsu province in PRC, according to the requirement of local tax authorities, the tax basis is levied at 10% of total revenue, instead of net income.

As of December 31, 2017, Anhou and its branches elected to file joint tax returns under PRC tax jurisdiction. Due to the adoption of this filing method, operating loss in the branches from the year 2016 and prior can no longer be deducted from earnings beginning in the year 2017. However, any losses incurred in any of the branches in the joint tax return will be consolidated and any further losses in the joint tax return can be carried over five years from the year 2017.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 16.5% on the estimated assessable profits.

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on its consolidated financial statements. A one-time transition tax, based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, was recorded at $1,199,195 for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. The Company recorded $95,936 and $1,007,323 of income tax payable as current liabilities and long-term liabilities respectively based on the statutory due date as of December 31, 2018.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI in the year that tax is incurred. The Company has elected to recognize the tax on GILTI as tax expense in the period the tax is incurred. For the year ended December 31, 2018, no GILTI tax obligation existed and no GILTI tax expense was recorded.

NOTE 20 – RELATED PARTY TRANSACTIONS

Due to related parties

Due to related parties consisted of the following as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)*	$391,311	$409,054
Due to Ms. Lu (Shareholder of Anhou)*	-	161,380
Due to I Health Management Corp**	-	17,703
Accrued bonus for Ms. Chao***	597,631	210,752
Others	7,623	2,128
Total	$996,565	$801,017

*Amounts due to Mr. Mao and Ms. Lu bear no interest and are payable on demand.

**25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

***On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist   Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years.  On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of December 31, 2018 and 2017, the Company had current liabilities amounted $597,631 and $210,752, respectively, related to accrued bonus for Ms. Chao. For the year ended December 31, 2018 and 2017, the Company recorded $398,801 and $123,362 bonus expense in accordance with the Agreement. The 2019 engagement agreement is in the process of negotiating.

Lease Agreements

On February 1, 2018, Prime Asia Corporation, Limited, the Company’s majority owned subsidiary entered into a lease agreement with Apex Biz Solution Limited (“Apex,” was formerly known as Prime Technology Corp.) Apex is a related party of the Company because it is affiliated to the Company’s management. The lease is to lease the office space in Taipei City to Apex. The lease term is for 10 months commencing on February 1, 2018, with a monthly base rent of approximately $660 (NTD 20,000). The new lease agreement is started from December 1, 2018, and the new monthly rent expense is $680 (NTD 20,476). The Company recorded rent income of $7,317 for the year ended December 31, 2018.

On July 1, 2016, the Company entered into lease agreements with Yuli Broker and Yuli Investment separately, to lease their Nan-King East Road office space in Taipei City. The lease terms were both for one year commencing on July 1, 2016 and ending on June 30, 2017, with an annual base rent approximately of $610 (NTD18,000). On June 30, 2018, these lease agreements were extended automatically to June 30, 2019. The Company recorded rent income of $1,138 and $1,128, respectively, for the years ended December 31, 2018 and 2017.

Yuli Broker and Yuli Investment are owned by Ms. Lee who is the Director of Law Broker. The Company plans to invest in Yuli Broker and the application of the investment was approved by Investment Commission of the Ministry of Economic Affairs in Taiwan in January 2018. As of December 31, 2018, the Company has not commenced the investment.

Advisory Agreements

On May 2, 2016, the Company entered into an advisory agreement with I Health who is contracted to provide 10,000 Taiwan citizens’ health information to the Company. The total advisory fee was approximately $42,000 (NTD 1,275,000). For the year ended December 31, 2017, the Company had cost of revenue related to I Health amounted $13,315. The Company had due to I Health $17,703 as of December 31, 2017.

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. On December 7, 2018, both parties agreed to extend this advisory agreement from December 7, 2018 to December 6, 2019. The total advisory fee was approximately $60,204 (NTD 1,800,000). For the years ended December 31, 2018 and 2017, the Company recognized $59,368 and $59,214, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of December 31, 2018 and 2017, the Company had accounts receivable amounted of nil and $17,231, respectively. The Company also had revenue of $31,449 and $50,053 for the years ended December 31, 2018 and 2017, respectively.

NOTE 21 – COMMITMENTS AND CONTINGENCIES

Operating Leases

The Company has operating leases for its offices. Rental expenses for the years ended December 31, 2018 and 2017 were $2,720,365, and $2,537,348, respectively. At December 31, 2018, total future minimum annual lease payments under operating leases were as follows, by years:

Years ending December 31,	Amount
2019	$2,043,635
2020	818,792
2021	369,340
2022	131,568
2023	121,303
Thereafter	-
Total	$3,484,638

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

NOTE 22 – FINANCIAL RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

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

(c) Currency risk

The functional currency for the subsidiaries in Taiwan is NTD, the functional currency for the subsidiaries in Hong Kong is HKD, and the functional currency for the subsidiaries and VIEs in PRC is RMB. The reporting currency of the Company are USD. The fluctuation of NTD, HKD and RMB will affect the Company’s operating results expressed in USD. The Company reviews its foreign currency exposures. The management does not consider its present foreign exchange risk to be significant.

Fair Value of Financial Instruments

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities as of December 31, 2018:

	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Total cash, cash equivalents, time deposits, restricted cash and cash equivalents	46,379,935	-	-	46,379,935
Marketable securities:
Mutual fund	30,800	-	-	30,800
Structured deposits	-	-	-	-
Long-term investments:
Government bonds (available-for-sale debt securities)	-	99,834	-	99,834
REITs	1,120,239	-	-	1,120,239

Liabilities
Short-term loans	-	8,435,587	-	8,435,587
Due to previous shareholders of AHFL	-	-	457,396	480,559

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities as of December 31, 2017:

	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Total cash, cash equivalents, time deposits, restricted cash and cash equivalents	37,413,677			37,413,677
Marketable securities:
Mutual fund	33,381	-	-	33,381
Structured deposits	-	-	1,248,340	1,248,340
Long-term investment:
Government bonds (available-for-sale debt securities)	-	103,723	-	103,723

Liabilities
Short-term loans	-	2,350,000	-	2,350,000
Long-term loans	-	-	239,624	248,986
Due to previous shareholders of AHFL	-	-	465,950	480,559

The following table presents a reconciliation from the opening balances to the closing balances for recurring fair value measurements categorized within level 3 of the fair value hierarchy:

Opening balance as of January 1, 2018	$1,248,340
Transfer into/ out of Level 3	-
Total gains (losses) for the period included in earnings	68,646
Total gains (losses) for the period included in other comprehensive income	-
Purchases	13,696,531
Settlements	(14,993,795)
Foreign exchange gains (losses)	(19,722)
Ending balance as of December 31, 2018	$-

During the twelve months ended December 31, 2018, there were no assets or liabilities that were transferred between any of the levels.

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, time deposits, restricted cash equivalents, accounts receivable, short-term loans and accrued expense approximate fair value due to the short-term duration of those instruments.

Restricted cash – The fair value approximates the carrying amount due to the nature of cash held in restricted accounts.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Structured deposits – Structured deposits are hybrid instruments containing embedded derivatives. The valuation of the hybrid instruments is predominantly driven by the derivative features embedded within the instruments. The structured deposits are valued based on discounted cash flow analyses that consider the embedded derivative and terms and payment structure of the deposits. As of December 31, 2018 and 2017, the values of structured deposits were nil and $1,248,340 respectively. Gross unrealized losses on valuation of structured deposits at December 31, 2018 and 2017 were nil and $30,211 respectively.

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

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

Long-term loans and due to previous shareholders – The fair value of long-term loans and due to previous shareholders are determined based on the variable nature of the interest rates and the proximity to the issuance date.

NOTE 23 – SEGMENT REPORTING

The Company organizes and manages its business as three operating segments by operating geographic areas. The business of WFOE, CU Hong Kong and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment. The business of PFAL was managed and reviewed as Hong Kong segment. PRC and Taiwan segments retain majority of reported consolidated amounts.

The geographical distributions of the Company’s financial information for the years ended December 31, 2018 and 2017 were as follows:

	For the Years
	Ended December 31,
Geographic Areas	2018	2017
Revenue
Taiwan	$67,515,966	$62,147,136
PRC	10,465,147	10,467,488
Hong Kong	718,924	302,096
Elimination adjustment	(32,306)	(68,276)
Total revenue	$78,667,731	$72,848,444

Income (loss) from operations
Taiwan	$7,362,949	$12,109,928
PRC	(48,080)	489,017
Hong Kong	478,626	3,065
Elimination adjustment	143,764	141,410
Total income from operations	$7,937,259	$12,743,420

Net income (loss)
Taiwan	$4,906,605	$10,050,593
PRC	70,087	128,052
Hong Kong	426,363	(7,790)
Elimination adjustment	13,591	7,010
Total net income	$5,416,646	$10,177,865

The geographical distribution of the Company’s financial information as of December 31, 2018 and 2017 were as follows:

	As of
	December 31,
Geographical Areas	2018	2017
Long-lived assets
Taiwan	$1,092,576	$836,347
PRC	102,383	109,597
Hong Kong	736	358
Elimination adjustment	-	-
Total long-lived assets	$1,195,695	$946,302

Reportable assets
Taiwan	$100,220,270	$96,399,321
PRC	11,796,388	11,140,124
Hong Kong	1,015,400	643,881
Elimination adjustment	(44,150,214)	(48,910,083)
Total reportable assets	$68,881,844	$59,273,243

Capital investment
Taiwan	$641,873	$348,028
PRC	53,158	34,445
Hong Kong	997	-
Elimination adjustment	-	-
Total capital investments	$696,028	$382,473

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On January 30, 2019, the Company drew down $200,000 from the credit facility of CTBC with interest at a rate of 3.26% per annum. These amounts were paid off in February of 2019. On February 27, March 21 and March 28, 2019, the Company drew down borrowings of $450,000, $100,000 and $650,000 with interest at a rate of 3.75% per annum, respectively.

On March 27, 2019, a sixth Amendment to the Acquisition Agreement (the “Sixth Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Sixth Amendment to AHFL Acquisition Agreement, our Company agreed to distribute the cash payment in the amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2018, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weaknesses identified and described in this Item 9A(a) and 9A(c), respectively.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2018, as described below.

(1)	We have yet established an effective mechanism to proper communicate the concepts of corporate governance.

(2)	Lack of a qualified experienced financial expert to lead and supervise the overall internal control over financial reporting system of the Company.

Each of the material weaknesses described above could result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Simon & Edward, LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this Annual Report.

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

(d)	Management’s Remediation Plan Concerning Internal Control Over Financial Reporting

We are committed to remediating the control deficiencies that constitute the material weaknesses described above by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We are currently evaluating the impact of the material weaknesses and have taken or are in the process of taking the following actions:

(1)	We are in the process of implementing an education program aimed at improving the accounting department personnel's US GAAP knowledge. This program will require key personnel who oversee reporting functions to take classes overseen by representatives of the big four accounting firms.

(2)	In addition to retaining external professional consultants, we are also committed to building a robust internal audit team. We are actively looking to recruit internal auditors with appropriate experience to join this team. As of December 31, 2018, two additions have been added to this team.

(3)	In order to ensure the proper comprehension of corporate governance and provide further assurances regarding our internal controls, we have set up a compliance team to work closely with the independent corporate monitor to implement changes and improvements as the independent corporate monitor sees fit. Also, our management team has tasked our administration center with the responsibility of reviewing and testing self-assessment results for high risk areas.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item regarding directors is incorporated by reference to our definitive Proxy Statement (the “Proxy Statement”) to be filed with the SEC in connection with our 2018 Annual Meeting of Stockholders under the heading “Election of Directors.” The information required by this item regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the information under the caption “Compliance with Section 16(a) of the Exchange Act” to be contained in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit Number	Description of Exhibit

2.1	Acquisition Agreement, dated August 24, 2012, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 2.1 to the Form 8-K filed with the SEC on August 24, 2012).

2.2	Amendment to Acquisition Agreement, dated March 14, 2013, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 14, 2013).

2.3	Second Amendment to Acquisition Agreement, dated March 13, 2015, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited (incorporated by reference to Exhibit 2.3 to the Form 10-K filed with the SEC on March 18, 2015).

2.4	Third Amendment to Acquisition Agreement, dated February 17, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2016).

2.5	Acquisition Agreement, dated February 13, 2015, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on February 18, 2015).

2.6	Amendment 2 to Acquisition Agreement, dated February 15, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on February 18, 2016).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.1	Stock Purchase Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.1 to the Form S-1 filed with the SEC on May 13, 2011).

10.2	Exclusive Business Cooperation Agreement, dated January 17, 2011 (incorporated by reference to Exhibit 10.2 to the Form S-1 filed with the SEC on May 13, 2011).

10.3	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.3 to the Form S-1 filed with the SEC on May 13, 2011).

10.4	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.4 to the Form S-1 filed with the SEC on May 13, 2011).

10.5	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.5 to the Form S-1 filed with the SEC on May 13, 2011).

10.6	Share Pledge Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.6 to the Form S-1 filed with the SEC on May 13, 2011).

10.7	Power of Attorney, dated January 17, 2011, by Zhu Shuqin (incorporated by reference to Exhibit 10.7 to the Form S-1 filed with the SEC on May 13, 2011).

10.8	Power of Attorney, dated January 17, 2011, by Wei Qun (incorporated by reference to Exhibit 10.8 to the Form S-1 filed with the SEC on May 13, 2011).

10.9	Power of Attorney, dated January 17, 2011, by Fang Qunlei (incorporated by reference to Exhibit 10.9 to the Form S-1 filed with the SEC on May 13, 2011).

10.10	Power of Attorney, dated January 17, 2011, by Chen Yanxia (incorporated by reference to Exhibit 10.10 to the Form S-1 filed with the SEC on May 13, 2011).

10.11	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Zhu Shuqin and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.11 to the Form S-1 filed with the SEC on May 13, 2011).

10.12	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Wei Qun and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.12 to the Form S-1 filed with the SEC on May 13, 2011).

10.13	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Fang Qunlei and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.13 to the Form S-1 filed with the SEC on May 13, 2011).

10.14	Exclusive Option Agreement, dated January 17, 2011, by and among Zhengzhou Zhonglian Hengfu Business Consulting Co., Ltd., Chen Yanxia and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.14 to the Form S-1 filed with the SEC on May 13, 2011).

10.15	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Allianz China Life Insurance Company Limited (incorporated by reference to Exhibit 10.15 to the Form S-1 filed with the SEC on May 13, 2011).

10.16	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Chengdu Jingzhan Enterprise Management & Consulting Company Limited (incorporated by reference to Exhibit 10.16 to the Form S-1 filed with the SEC on May 13, 2011).

10.17	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Li Dan (incorporated by reference to Exhibit 10.17 to the Form S-1 filed with the SEC on May 13, 2011).

10.18	Sichuan Kangzhuang Share Transfer Agreement, dated September 6, 2010, by and between Anhou and Yan Fang (incorporated by reference to Exhibit 10.18 to the Form S-1 filed with the SEC on May 13, 2011).

10.19	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Liu Jianxin (incorporated by reference to Exhibit 10.19 to the Form S-1 filed with the SEC on May 13, 2011).

10.20	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xudong (incorporated by reference to Exhibit 10.20 to the Form S-1 filed with the SEC on May 13, 2011).

10.21	Jiangsu Law Share Transfer Agreement, dated September 28, 2010, by and between Anhou and Zhu Xumin (incorporated by reference to Exhibit 10.21 to the Form S-1 filed with the SEC on May 13, 2011).

10.22	Translation of Insurance Agency Contract, dated November 5, 2003, by and between Taiping Life Insurance Co., Ltd. and Zhengzhou Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.22 to the Form S-1 filed with the SEC on May 13, 2011).

10.23	Translation of Creditors Right Subrogation Agreement, dated March 31, 2011, by and between Jin, Yong-Guang and Li, Fu-Chang (incorporated by reference to Exhibit 10.31 to the Form S-1/A filed with the SEC on November 14, 2011).

10.24	Translation of Debt Waiver Agreement, dated March 31, 2011, by and between Fu Chang Li and Henan Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.32 to the Form S-1/A filed with the SEC on November 14, 2011).

10.25	Translation of Employment Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Chuang Yun Chi (incorporated by reference to Exhibit 10.36 to the Form 10-K filed with the SEC on September 28, 2012).

10.26	Translation of Insurance Agency Contract, dated January 1, 2008, by and between Law Insurance Broker Co., Ltd. and China Life Insurance Company (incorporated by reference to Exhibit 10.37 to the Form 10-K filed with the SEC on September 28, 2012).

10.27	Translation of Insurance Agency Contract, dated December 30, 2000, by and between Law Insurance Broker Co., Ltd. and Farglory Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.38 to the Form 10-K filed with the SEC on September 28, 2012).

10.28	Translation of Insurance Agency Contract, dated February 20, 2004, by and between Law Insurance Broker Co., Ltd. and Fubon Life Insurance Co, Ltd. (incorporated by reference to Exhibit 10.39 to the Form 10-K filed with the SEC on September 28, 2012).

10.29	Translation of Insurance Agency Contract, dated July 22, 1993, by and between Law Insurance Broker Co., Ltd. and KuoHua Life Insurance Company (incorporated by reference to Exhibit 10.40 to the Form 10-K filed with the SEC on September 28, 2012).

10.30	Translation of Insurance Agency Contract, dated January 1, 2002, by and between Law Insurance Broker Co., Ltd. and TransGlobe Life Insurance Company (incorporated by reference to Exhibit 10.41 to the Form 10-K filed with the SEC on September 28, 2012).

10.31	Translation of Insurance Agency Contract, dated September 1, 2009, by and between Law Insurance Broker Co., Ltd. and ACE Insurance Company (incorporated by reference to Exhibit 10.42 to the Form 10-K filed with the SEC on September 28, 2012).

10.32	Translation of Insurance Agency Contract, dated December 1, 2006, by and between Law Insurance Broker Co., Ltd. and Fubon Insurance Co, Ltd. (incorporated by reference to Exhibit 10.43 to the Form 10-K filed with the SEC on September 28, 2012).

10.33	Translation of Insurance Agency Contract, dated August 5, 2010, by and between Law Insurance Broker Co., Ltd. and Taian Insurance Co., Ltd. (incorporated by reference to Exhibit 10.44 to the Form 10-K filed with the SEC on September 28, 2012).

10.34	Translation of Insurance Agency Contract, dated April 1, 2008, by and between Law Insurance Broker Co., Ltd. and Union Insurance Company (incorporated by reference to Exhibit 10.45 to the Form 10-K filed with the SEC on September 28, 2012).

10.35	Translation of Insurance Agency Contract, dated October 1, 2005, by and between Law Insurance Broker Co., Ltd. and Zurich Insurance Company (incorporated by reference to Exhibit 10.46 to the Form 10-K filed with the SEC on September 28, 2012).

10.36	Reclassification Agreement, dated July 2, 2012, by and between China United Insurance Service, Inc. and Mao Yi Hsiao (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 3, 2012).

10.37	Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on July 29, 2013).

10.38	Amendment to Strategic Alliance Agreement, dated June 10, 2013, by and between AIA International Limited Taiwan Branch and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on September 30, 2014).

10.39	Translation of Amendment No. 2 to Strategic Alliance Agreement, dated June 10, 2013, by and between Action Holdings Financial Limited and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 11, 2016).

10.40	Translation of Consent Letter, dated March 15, 2016, by Action Holdings Financial Limited (incorporated by reference to Exhibit 10.51 to the Form 10-K filed with the SEC on March 30, 2016).

10.41	Loan Agreement, dated June 9, 2013, by and between Action Holdings Financial Limited and ZLI Holdings Limited (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on September 6, 2013).

10.42	Loan Agreement, dated August 28, 2013, by and between ZLI Holdings and Able Capital Holding Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on September 6, 2013).

10.43	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Chen Li (incorporated by reference to Exhibit 10.3 to the Form 8-K filed with the SEC on September 6, 2013).

10.44	Loan Agreement, dated August 9, 2013, by and between ZLI Holdings and Yue Jing (incorporated by reference to Exhibit 10.4 to the Form 8-K filed with the SEC on September 6, 2013).

10.45	Form of Share Pledge Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.55 to the Form 10-KT filed with the SEC on April 17, 2014).

10.46	Form of Power of Attorney, dated October 24, 2013 (incorporated by reference to Exhibit 10.56 to the Form 10-KT filed with the SEC on April 17, 2014).

10.47	Form of Exclusive Option Agreement, dated October 24, 2013 (incorporated by reference to Exhibit 10.57 to the Form 10-KT filed with the SEC on April 17, 2014).

10.48	Translated Broker Agreement, dated January 1, 2014, by and between AIA International Limited, Taiwan Branch and Law Insurance Broker, Co. Ltd. (incorporated by reference to Exhibit 10.59 to the Form 10-KT filed with the SEC on April 17, 2014).

10.49	Engagement Agreement, dated January 13, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.67 to the Form 10-K filed with the SEC on March 30, 2016).

10.50	Translation of Loan Agreement, dated January 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.51	Translation of Loan Agreement No. 2, dated February 15, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Enterprise Co., Ltd. (incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities Exchange Commission on February 18, 2016).

10.52	Translation of Loan Agreement, dated January 4, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities Exchange Commission on January 19, 2016).

10.53	Professional Consulting Service Agreement, dated April 20, 2016, by and between Farglory Life Insurance Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on May 10, 2016).

10.54	Engagement Agreement, dated May 9, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on May 10, 2016).

10.55	Translation of Form of Convertible Bond Purchase Agreement, dated June 23, 2016, by and between China United Insurance Service, Inc. and Huang Hai-Long (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on June 28, 2016).

10.56	Fourth Amendment to Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 9, 2016).

10.57	Third Amendment to Genius Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc., Action Holdings Financial Limited and Chwan Hau Li (incorporated by reference to Exhibit 10.2 to the Form 8-K filed with the SEC on August 9, 2016).

10.58	Translation of Loan Agreement, dated May 15, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on August 9, 2016).

10.59	Translation of Loan Agreement, dated July 20, 2016, by and between Hu Guowei and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on August 9, 2016).

10.60	Translation of Loan Agreement, dated October 11, 2016, by and between Action Holdings Financial Limited and Law Insurance Broker Co. Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on October 14, 2016).

10.61	Translation of Loan Agreement, dated October 24, 2016, by and between Action Holdings Financial Limited Taiwan Branch and Rich Fountain Limited (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed with the SEC on November 9, 2016).

10.62	Translation of the Supplementary Agreement to Engagement Agreement, dated May 14, 2016, by and between Chao Hui-Hsien and Law Insurance Broker Co., Ltd. (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed with the SEC on November 9, 2016).

10.63	Translation of Share Transfer Agreement, dated November 17, 2016, by and between Li Chen and Chunyan Lu (incorporated by reference to Exhibit 10.90 to the Form 10-K filed with the SEC on March 15, 2017)

10.64	Translation of Fifth Amendment to Acquisition Agreement, dated March 12, 2017, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.90 to the Form 10-K filed with the SEC on March 15, 2017)

10.65	Translation of Amendment to Loan Agreement, dated December 30, 2016, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.92 to the Form 10-K filed with the SEC on March 15, 2017)

10.66	Translation of Loan Agreement, dated March 13, 2017, by and between Law Enterprise Co., Ltd. and Action Holdings Financial Limited Taiwan Branch (incorporated by reference to Exhibit 10.93 to the Form 10-K filed with the SEC on March 15, 2017)

10.67	Translation of Consulting Service Agreement, dated December 7,2016, by and between China United Insurance Service, Inc. and Fu Chang Li (incorporated by reference to Exhibit 10.94 to the Form 10-K filed with the SEC on March 15, 2017)

10.68	Translation of Amendment to Loan Agreement, dated October 11, 2017, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.68 to the Form 10-K filed with the SEC on March 15, 2018)

10.69	Translation of Consulting Service Agreement, dated December 7, 2017, by and between China United Insurance Service, Inc. and Fu Chang Li (incorporated by reference to Exhibit 10.69 to the Form 10-K filed with the SEC on March 15, 2018)

10.70	Translation of Loan Agreement, dated January 15, 2018, by and between ZLI Holdings Limited and Law Anhou Insurance Agency Co., Ltd. (incorporated by reference to Exhibit 10.70 to the Form 10-K filed with the SEC on March 15, 2018)

10.71	Translation of Loan Agreement, dated January 15, 2018, by and between Action Holdings Financial Limited and ZLI Holdings Limited (incorporated by reference to Exhibit 10.71 to the Form 10-K filed with the SEC on March 15, 2018)

10.72	Translation of Second Amendment to Loan Agreement, dated December 28, 2017, by and between Law Insurance Broker Co., Ltd. and Action Holdings Financial Limited (incorporated by reference to Exhibit 10.72 to the Form 10-K filed with the SEC on March 15, 2018)

10.73	Translation of O-Bank Credit Line Approval, dated September 25, 2017 (incorporated by reference to the Exhibit 10.73 to the Form 10-K filed with the SEC on March 15, 2018)

10.74	Translation of Far Eastern International Bank Credit Approval, dated September 21, 2017 (incorporated by reference to Exhibit 10.74 to the Form 10-K filed with the SEC on March 15, 2018)

10.75	Translation of CTBC Bank Credit Approval Notification, dated November 17, 2017 (incorporated by reference to Exhibit 10.75 to the Form 10-K filed with the SEC on March 15, 2018)

10.76†	Translation of Consulting Service Agreement, dated December 7, 2018, by and between China United Service, Inc. and Fu Chang Li

10.77†	Translation of O-Bank Credit Line Approval, dated September 26, 2018

10.78†	Translation of Credit Terms/ Financial Transaction Terms Agreement, dated November 7, 2018

10.79†	Translation of CTBC Bank Credit Line Approval, dated September 12, 2018

10.80†	Translation of KGI Bank Credit Line Approval, dated September 19, 2018

10.81†

Translation of Sixth Amendment to Acquisition Agreement, dated March 27, 2019, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein.

10.82

Translation of Third Amendment to Strategic Alliance Agreement, dated June 14, 2017, by and between Action Holdings Financial Limited and AIA International Limited Taiwan Branch (incorporated by reference to Exhibit 10.1 of Form 8-K filed with the SEC on June 20, 2017)

21†	Subsidiaries of the registrant

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934

32.1†	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith
93

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer and Director	April 1, 2019
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Yung Chi Chuang	Chief Financial Officer	April 1, 2019
Yung Chi Chuang	(Principal Executive Officer)

/s/ Fu Chang Li	Director	April 1, 2019
Fu Chang Li

/s/ Chwan Hau Li	Director	April 1, 2019
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	April 1, 2019
Chih Yuan Lu

/s/ Lo Tien Hsin	Independent Director	April 1, 2019
Lo Tien Hsin

/s/ Chun Hui Yang	Independent Director	April 1, 2019
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	April 1, 2019
Tse Hsun Niu

