Form 10-K/A
period 2018-12-31
China United Insurance Service, Inc.
filed 2019-04-30
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

 Documents Incorporated by Reference

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K/A: None

EXPLANATORY NOTE REGARDING AMENDMENT

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of China United Insurance Service, Inc. (the “Company”) for the fiscal year ended December 31, 2018, as originally filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original Filing”). We are filing this Amendment to include information required by Part III of 10-K that was not included in the Original Filing, as we will not file our definitive proxy statement within 120 days after the end of our fiscal year ended December 31, 2018.

A required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certificates of our principal executive officer and principal financial officer are being filed as exhibits to this Amendment No. 1 on Form 10-K/A.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with the Original Filing and our other SEC filings.

As used in this Amendment No. 1 on Form 10-K/A, unless the context indicates or otherwise requires, “our company,” “we,” “us,” and “our” refer to China United Insurance Service, Inc., a Delaware corporation.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our Board of Directors

We have a Board of Directors that currently consists of seven Directors, of which six were elected by the holders of Common Stock and Series A Preferred Stock voting together as a single class (each, a “Common Stock Director” and collectively, the “Common Stock Directors”), and one was appointed by the holder of Series A Preferred Stock (the “Series A Director”, together with the Common Stock Directors, each a “Director” and collectively, the “Directors”). None of our Directors is a director or executive officer of any company that files reports with the Securities and Exchange Committee (the “SEC”).

The following sets forth the biographical information of the Directors as of December 31, 2018:

Name	Age	Position with the Company
Series A Director
Yi Hsiao Mao	61	Director and Chief Executive Officer

Common Stock Directors
Fu Chang Li	64	Director
Chwan Hau Li	60	Director
Chih Yuan Lu	47	Independent Director
Lo Tien Hsin	44	Independent Director
Chun Hui Yang	31	Independent Director
Tse Hsun Niu	51	Independent Director

Series A Director

Yi Hsiao Mao, Series A Director and Chief Executive Officer

Mr. Mao previously served as a Common Stock Director of the Company from June 2010 to December 2016. In December 2016, Mr. Mao was elected as a Series A Director and has since served in such capacity. Mr. Mao has been our Company’s Chief Executive Officer since August 2014 and oversees the strategic and operational initiatives of the Company. With over 30 years of insurance brokerage experience, he is the founder of Law Insurance Broker Co., Ltd. (“Law Broker”), a premier insurance brokerage company in Taiwan. In addition, Mr. Mao has served as the supervisor for our Company’s consolidated entity in China, Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), since March 2005. He is also a director of Law Enterprise Co., Ltd. (“Law Enterprise”) in Taiwan. Mr. Mao is a well-seasoned executive with extensive experience and profound knowledge in both the insurance industry and our Company’s operations in the Greater China region.

Mr. Mao received his Bachelor’s degree from Taiwan Soochow University School of Law.

Common Stock Directors

Fu Chang Li, Director

Mr. Li has served as a Director of our Company since January 2011. As one of the pioneering insurance agents in Taiwan, Mr. Li has over 30 years of insurance experience, including 17 years in the insurance brokerage industry. From 1980 to 1992, he served as the head of sales division at Guohua Life Insurance. From 1992 to 1993, Mr. Li assumed the role of general manager for Gongxin Insurance Brokers Co., Ltd. or KHIB. Mr. Li was the president of Time Insurance Brokers Co., Ltd. from 1993 to 2003. After serving as the Consultant of Law Anhou Insurance Agency Co., Limited (formerly known as Henan Law Anhou Insurance Agency Co., Ltd.) (“Law Anhou”), a consolidated entity of our Company in China, from October 2003 to October 2009, he became the Chairman of Law Anhou from October 2009 to May 2012. He is currently the Deputy General Manager of Law Anhou.

Mr. Li received his Bachelor’s degree in Mass Communications from Fu Jen Catholic University in Taiwan.

Chwan Hau Li, Director

Mr. Li has served as a Director of our Company since January 2011. Mr. Li has over 20 years of insurance experience, and has held various managerial positions throughout his career. From 1987 to 2000, he served as a business development manager at Taiwan Life Insurance. In April 2000, he founded Genius Insurance Brokers Co., Ltd., and has served as its chairman until the present. Mr. Li is also the chairman of Genius Financial Consultants Co., Ltd.. He is the former chairman of Insurance Brokerage Association of Taiwan.

Mr. Li received his B.B.A degree from Tamkang University in Taiwan and M.S. degree in Actuarial Science from University of Iowa in the United States.

Chih Yuan Lu, Independent Director

Mr. Lu has served as an independent director of our Company since May 2017. He specializes in developing and implementing financial controls and processes, in addition to productivity improvement and change management. Prior to joining Transcend Information Inc. in 2003, Mr. Lu had served as a Public Auditor at PricewaterhouseCoopers Taiwan from 1997 to 1999. From 2003 to 2005, he was promoted from a specialist to the manager of the Finance and Shipping departments at Transcend Information Inc. From 2005 to 2009, he joined Transcend Information BV, Rotterdam, where he served as the financial controller, supervising the HR/ACC/CS/Logistic (Cash & Inventory) departments with over 50 employees. From 2009 to 2010, Mr. Lu became the administration director at the headquarters of Transcend Information Inc. in Taipei, overseeing the HR, LIPO (Legal), and Quality Assurance departments. From 2010 to February, 2017, he served as the Chief Financial Officer and Spokesperson at Transcend Information Inc., in which he was responsible for all administrative, financial, and risk management operations of the company, supervising a 60-member team across 12 worldwide offices. Mr. Lu currently serves as the Chief Financial Officer of EIKEI (Taiwan) Co., Ltd., a position he assumed in August 2017.

Mr. Lu received his B.B.A degree in Accounting from Tung-Hai University in Taiwan and M.B.A degree from University of Massachusetts, Dartmouth MA, U.S.A.

Lo Tien Hsin, Independent Director

Ms. Hsin has served as an independent director since May 2017. She possesses strong numerical and operating acumen acquired from years of managerial experience at various renowned multinational companies, and a proven reputation and track record of excellence in supply chain and operation management. From 2003 to 2008, she served as the demand manager at Schneider Electric Taiwan Co. Ltd., where she was responsible for leading S&OP process and coordinating demand forecast with input from sales, marketing, finance, sourcing and supply planning. From 2008 to 2013, she served as Sr. Supply Chain Manager at Philips Lighting Taiwan Ltd., where she was responsible for capacity planning, production scheduling, inventory control, warehousing and logistics. From 2013 to 2017, she served as the Customer Service Manager at Nobel Biocare Taiwan Co., Ltd. She is currently the Business Operations Manager at Takeda Pharmaceuticals Taiwan, Ltd and has served in that capacity since August 2017.

Ms. Hsin received her Bachelor’s degree in Public Administration from National Chengchi University in Taiwan.

Chun Hui Yang, Independent Director

Ms. Yang has served as an independent director since May 2017. She is an expert in financial, managerial, and accounting analysis. Ms. Yang is skilled in the production and presentation of consolidated financial statements and in the preparation of payroll, sales, and property tax returns. From September 2012 to September 2015, she served as an auditor at PricewaterhouseCoopers, where she performed external audits on the financial statements and examined company accounts and financial control systems. Since October 2015, she has served as an accountant at CI-FONG Accounting Firm, where she is responsible for providing business clients with tax filing & planning, auditing, and management consulting services.

Ms. Yang received both her Bachelor’s degree in Accounting and her Master’s degree in Accounting from National Chengchi University in Taiwan.

Tse Hsun Niu, Independent Director

Dr. Niu has served as an independent director since May 2017. He is an expert in advertising, political communications, public relations, and electoral strategies. In August 2002, he joined the Department of Advertising at Chinese Culture University in Taiwan, where he served as an assistant professor from August 2002 to July 2007; an associate professor from August 2007 to January 2015, and professor since February 2015. Prior to joining academia, he was the Associate Section Assistant at the Ministry of Foreign Affairs, R.O.C. from December 1998 to January 2002. Over the course of 25 years of research and studies, he has authored over 13 books, 16 research journals, 22 dissertations, and over 60 news articles related to advertising & strategy and government public relations.

Dr. Niu received his Bachelor’s degree in Diplomacy, Master’s degree in Diplomacy, and Doctoral degree in Political Science from National ChengChi University in Taiwan.

Our Executive Officers

Name	Age	Principal Position
Yi Hsiao Mao[1]	61	Chief Executive Officer
Yung Chi Chuang	47	Chief Financial Officer

Yung Chi Chuang, Chief Financial Officer

Ms. Chuang has served as the Chief Financial Officer of our Company since July 2012, in which she is responsible for leading and directing our Company’s corporate development, financial planning, treasury, and investor relations functions. She joined Law Insurance Broker Co. Ltd. (“Law Broker”) in December 1996, and is currently the supervisor of the financial department of Law Broker. Prior to joining Law Broker, Ms. Chuang was an executive secretary at Pacific Realtor, Inc..

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

Board Attendance

The Board of Directors held 4 meetings during the fiscal year ended December 31, 2018. Mr. Yi Hsiao Mao, Mr. Fu Chang Li, Mr. Chwan Hau Li, Mr. Chi Yuan Lu, Ms. Lo Tien Hsin, Ms. Chun Hui Yang and Mr. Tse Hsun Niu attended all of regularly-scheduled and special meetings of the Board of Directors and the committees on which served.

Board Committees

The Board of Directors has established three standing committees: (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consists of Mr. Chih Yuan Lu, Ms. Chun Hui Yang and Ms. Lo Tien Hsin. All members of the Audit Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. Mr. Chi Yuan Lu qualifies as the audit committee’s financial expert as defined under applicable SEC rules. The Board of Directors was satisfied that the current members of the Audit Committee are competent in financial matters and have recent and relevant experience. The Audit Committee currently operates under a written charter, which has been approved and adopted by the Board of Directors. The charter is available on our website at http://www.holdingscuis.com/cuis_en/redirect?target=corporateGovernance.

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

During 2018, the Audit Committee met in person or by telephone, or acted by unanimous written consent, three times.

Compensation Committee

The Compensation Committee comprises of Mr. Chih Yuan Lu, Ms. Chun Hui Yang and Ms. Lo Tien Hsin. All members of the Compensation Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market and qualify as non-employee directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee operates under a written charter, which has been approved and adopted by the Board of Directors. The charter is available on our website at http://www.holdingscuis.com/cuis_en/redirect?target=corporateGovernance.

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

During 2018, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, one time.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee comprises of Mr. Chih Yuan Lu and Mr. Tse Hsun Niu. Each member of the Nominating and Corporate Governance Committee satisfies the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee operates under a written charter, which has been approved and adopted by the Board of Director. The charter is available on our website at http://www.holdingscuis.com/cuis_en/redirect?target=corporateGovernance.

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

During 2018, the Nominating and Corporate Governance Committee met in person or by telephone, or acted by unanimous written consent, one time.

Risk Management

We had identified several material weaknesses in our internal control over financial reporting. These material weaknesses include (i) an ineffective mechanism to properly communicate the concepts of corporate governance; and (ii) the lack of a qualified experienced financial expert to lead and supervise the overall internal control over financial reporting system.

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

We believe the division of risk management responsibilities described above is an effective approach for identifying, addressing and remediating the risks facing our Company, and that the leadership structure of our Board is effective in implementing this approach.

Insider Transactions Policies and Procedures

We currently have an insider transaction policy as further described below in the Corporate Code of Business Conduct and Ethics section.

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

Corporate Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Any waiver of our Corporate Code of Business Conduct and Ethics granted to any of our directors or executive officers, along with reasons for granting such waiver, will be published promptly on our website http://www.holdingscuis.com/cuis_en/redirect?target=corporateGovernance.

iTEM 11. EXECUTIVE COMPENSATION.

Executive Summary

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

Nevertheless, the Company is fully aware of the importance of maintaining effective Committee operations. Our Compensation Committee is thus planning to design and implement a compensation program that includes performance goals and objectives for executive officers, as well as guidelines in evaluating the performance of the executive officers in light of such performance goals and objectives.

Detailed Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to the named executive officers (the “NEOs”) during 2018. Following this discussion is a summary compensation table containing specific data about the compensation earned by or granted to the following NEOs in 2018:

Name	Age	Principal Position
Yi Hsiao Mao	61	Director and Chief Executive Officer

Yung Chi Chuang	47	Chief Financial Officer

Elements of Executive Compensation for Fiscal Year 2018

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

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2018 and 2017 by our named executive officers during the fiscal year ended December 31, 2018.

Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yi Hsiao Mao
Director and	2018	250,000	(1)	—	—	—	—	—	—	250,000
Chief Executive Officer	2017	312,367		—	—	—	—	—	—	312,367

Yung Chi Chuang	2018	50,000	(2)	—	—	—	—	—	—	50,000
Chief Financial Officer	2017	45,000		—	—	—	—	—	—	45,000

(1)	The salary consists of $15,000, which was paid to Mr. Mao for his service as the president of Law Enterprise, and the remaining amount of $235,000 which was paid to Mr. Mao for his service as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2018.

(2)	The salary in the amount of $50,000 was paid to Ms. Chuang for her service as the supervisor of the financial department of Law Broker.

In the fiscal years ended December 31, 2017 and 2018, Mr. Mao also served as the consultant of Law Broker and president of Law Enterprise and received all of his compensation from Law Broker and Law Enterprise. In the fiscal years ended December 31, 2017 and 2018, Ms. Chuang has served as the supervisor of the financial department of Law Broker. The above table identifies all compensation received by the named officer directly from us.

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

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Our directors do not currently receive compensation for their service as directors of our Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2018 for compensation not related to their role as Directors. Total compensation for Mr. Mao for services as our Chief Executive Officer is presented in “Summary Compensation Table” in this section.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)		Total ($)
Fu Chang Li	—	59,738	(2)	59,738
Chwan Hau Li	—	—		—
Chih Yuan Lu	1,328	—		1,328
Lo Tien Hsin	1,328	—		1,328
Chun Hui Yang	1,328	—		1,328
Tse Hsun Niu	1,328	—		1,328

(1)	Travel stipends to Independent Directors for attending in-person Board and Committee meetings for the fiscal year ended December 31, 2018.

(2)	The compensation paid to Fu Chang Li since he has worked as a consultant of the Company in the fiscal year ended December 31, 2018.

Directors’ Compensation

The Company has not paid, and does not intend to pay, any cash or non-cash equity compensation to our Directors for their Board services, and does not currently intend to adopt any policies with respect thereto. As such, the Company does not offer additional retainers for Committee membership. However, for in-person Board and Committee meetings, each Independent Director in attendance shall receive NT$10,000 (approximately $332) per meeting.

iTEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of April 30, 2019, concerning, except as indicated by the footnotes below:

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

Applicable percentage ownership is based on 29,452,669 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at April 30, 2019. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

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

Consultant Agreements with Mr. Yi Hsiao Mao and Mr. Li Fu Chang

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2018 is $235,000.

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; and (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2018 is NT$1,800,000 (approximately $59,738).

Related Party Loans

The following summarized the Company’s loans payable related parties as of December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Due to Mr. Mao (Principal shareholder of the Company)*	$391,311	$409,054
Due to Mr. Zhu (Legal Representative of Jiangsu)	2,014	2,128
Ms. Lu (Shareholder of Anhou)*	-	161,380
Due to I Health Management Corp**	-	17,703
Due to Apex Biz Solution Limited	5,609	-
Total	$398,934	$590,265

* Amount due to Mr. Mao and Ms. Lu bear no interest and are payable on demand.

** 25% of I Health Management Corp’s shares are owned by Multiple Capital Enterprise, and 24% of Multiple Capital Enterprise’s shares are owned by members of the Company’s management level.

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

On August 24, 2012, an acquisition agreement (the “AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein, which include Mr. Mao, our director and CEO, and his spouse, Ms. Lee, who resigned from the Board on December 9, 2016. Pursuant to the AHFL Acquisition Agreement, our Company acquired a 100% interest in AHFL and its subsidiaries in Taiwan and our Company agreed to pay NT$15.0 million ($500,815) on or prior to March 31, 2013 and NT$7.5 million ($250,095) subsequent to March 31, 2013 in cash in two installments. In addition, our Company agreed to (i) issue 8,000,000 shares of common stock of our Company to the shareholders of AHFL; (ii) issue 2,000,000 shares of common stock of our Company to certain employees of Law Broker; and (iii) create an employee stock option pool, consisting of available options, exercisable for up to 2,000,000 shares of common stock of our Company. Upon closing of the transaction, we acquired 100% interest in AHFL and its subsidiaries in Taiwan.

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

The following table sets forth the aggregate fees billed to China United Insurance Service, Inc. for the fiscal years ended December 31, 2018 and 2017 by Simon & Edward, LLP:

	Fiscal Year 2018	Fiscal Year 2017
Audit fees(1)	$530,000	$495,750
Audit-related fees(2)	13,476	20,626
Tax fees(3)	30,000	27,200
All other fees	—	—
Total	$573,476	$543,576

(1)	Consists of fees billed for the audit of our transition financial statements, and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements. For fiscal year 2017, the audit fees consist of $200,000 billed for professional services rendered for the audit of the effectiveness of the Company's internal control over financial reporting.

(2)	Consists of fees billed for all out-of-pocket expenses associated with performing audit and review services.

(3)	“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Board to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board pre-approved the audit service performed by Simon & Edward, LLP for our consolidated financial statements as of December 31, 2017 and 2018.

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

(b) Index of Exhibits:

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

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer and Director	April 30, 2019
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Yung Chi Chuang	Chief Financial Officer	April 30, 2019
Yung Chi Chuang	(Principal Executive Officer)