Form 10-Q
period 2019-03-31
China United Insurance Service, Inc.
filed 2019-05-10
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.

Yes ☐  No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of May 9, 2019, there are 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$14,615,574	$16,663,942
Time deposits	33,874,570	25,740,164
Accounts receivable	10,898,013	15,332,355
Contract assets	1,039,555	-
Restricted cash equivalents	-	3,320,802
Other current assets	1,037,594	1,155,678
Total current assets	61,465,306	62,212,941

Property, plant and equipment, net	1,157,133	1,195,695
Operating lease assets	3,415,291	-
Intangible assets	532,357	575,985
Long-term investments	2,527,274	2,477,558
Restricted cash - noncurrent	149,006	655,027
Other assets	2,338,070	1,764,638
TOTAL ASSETS	$71,584,437	$68,881,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$9,545,403	$8,435,587
Income tax payable – current	2,617,728	1,599,146
Commission payable to sales professionals	4,954,129	8,014,480
Due to related parties	993,047	996,565
Other current liabilities	5,444,286	7,348,841
Total current liabilities	23,554,593	26,394,619

Operating lease liabilities	2,933,702	-
Income tax payable – noncurrent	1,007,323	1,007,323
Other liabilities	2,290,455	2,537,072
TOTAL LIABILITIES	29,786,073	29,939,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,452,669 issued and outstanding	295	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	7,299,123	7,299,123
Retained earnings	9,280,232	7,273,227
Accumulated other comprehensive loss	(384,316)	(171,318)
Total stockholders' equity attribute to parent’s shareholders	24,385,793	22,591,786
Noncontrolling interests	17,412,571	16,351,044
TOTAL STOCKHOLDERS’ EQUITY	41,798,364	38,942,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$71,584,437	$68,881,844

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018
Revenue	$19,426,674	$17,489,380
Cost of revenue	11,195,074	9,621,703

Gross profit	8,231,600	7,867,677

Operating expenses:
Selling	488,620	637,998
General and administrative	3,803,556	3,951,621
Total operating expense	4,292,176	4,589,619

Income from operations	3,939,424	3,278,058

Other income (expenses):
Interest income	88,473	97,621
Interest expenses	(33,582)	(22,854)
Other - net	301,926	80,238
Total other income	356,817	155,005

Income before income taxes	4,296,241	3,433,063
Income tax expense	1,077,387	2,118,541

Net income	3,218,854	1,314,522
Net income attributable to noncontrolling interest	1,211,849	968,868
Net income attributable to shareholders of the Company	2,007,005	345,654

Other comprehensive income (loss)
Foreign currency translation (loss) gain	(212,998)	595,145
Other	-	525

Total other comprehensive (loss) income	(212,998)	595,670
Less: comprehensive (loss) income attributable to noncontrolling interests	(150,322)	308,007

Comprehensive income attributable to shareholders of the Company	$1,794,007	$941,324

Weighted average shares outstanding:
Basic and diluted	29,452,669	29,452,669

Earnings per share attributable to common shareholders of the Company:
Basic and diluted	$0.066	$0.011

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance December 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(171,318)	$7,273,227	$22,591,786	$16,351,044	$38,942,830

Foreign currency translation gain	-	-	-	-	-	-	(212,998)	-	(212,998)	(150,322)	(363,320)
Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	2,007,005	2,007,005	1,211,849	3,218,854

Balance March 31, 2019	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(384,316)	$9,280,232	$24,385,793	$17,412,571	$41,798,364

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance December 31, 2017	29,452,669	$295	1,000,000	$10	8,190,449	5,781,008	$616,019	$6,419,937	$21,007,718	$13,735,656	$34,743,374

Foreign currency translation gain	-	-	-	-	-	-	595,145	-	595,145	307,737	902,882
Other comprehensive gain	-	-	-	-	-	-	525	-	525	270	795
Net income	-	-	-	-	-	-	-	345,654	345,654	968,868	1,314,522

Balance March 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,781,008	$1,211,689	$6,765,591	$21,949,042	$15,012,531	$36,961,573

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2019	2018

Cash flows from operating activities:
Net income	$3,218,854	$1,314,522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	166,061	147,101
Amortization of bond premium	65	11
Gain on valuation of financial assets	(74,056)	(69,553)
Loss on disposal of fixed assets	10,855	-
Deferred income tax	(34,459)	(29,951)
Changes in operating assets and liabilities:
Accounts receivable	2,055,797	3,372,362
Contract assets	(1,040,568)	(378,609)
Other current assets	2,184,387	(677,593)
Other assets	(552,165)	(190,378)
Income tax payable	1,032,707	2,126,136
Commission payable	(3,004,106)	(2,308,224)
Other current liabilities	(901,092)	(1,981,048)
Long-term liabilities	(1,423,100)	(88,793)
Net cash provided by operating activities	1,639,180	1,235,983

Cash flows from investing activities:
Purchases of time deposits	(18,305,382)	(14,255,980)
Proceeds from maturities of time deposits	9,924,948	12,953,443
Purchases of structured deposits	-	(1,270,090)
Proceeds from maturities of structured deposits	-	2,605,260
Proceeds from repayment of loan made to RFL	-	1,529,920
Purchase of property, plant and equipment	(87,315)	(216,973)
Purchase of intangible assets	(21,259)	(19,729)
Net cash (used in) provided by investing activities	(8,489,008)	1,325,851

Cash flows from financing activities:
Proceeds from short-term loans	9,512,787	5,400,000
Repayment of short-term loans	(8,400,000)	(5,350,000)
Proceeds from related party borrowing	-	493,652
Repayment to related party borrowing	-	(510,999)
Net cash provided by financing activities	1,112,787	32,653

Foreign currency translation	(138,150)	375,064
Net (decrease) increase in cash, cash equivalents and restricted cash	(5,875,191)	2,969,551

Cash, cash equivalents and restricted cash, beginning balance	20,639,771	15,473,949
Cash, cash equivalents and restricted cash, ending balance	$14,764,580	$18,443,500

SUPPLEMENTARY DISCLOSURE:

Interest paid	$40,895	$20,316
Income tax paid	$8,176	$16,838

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

The corporate structure as of March 31, 2019 is as follows:

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, which were included in the Company’s 2018 Annual Report on Form 10-K (“2018 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2018, has been derived from the Company’s audited consolidated financial statements as of that date.

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

	Average Rate for the three months ended March 31,
	2019		2018
Taiwan dollar (NTD)	NTD	30.815550	NTD	29.276272
China yuan (RMB)	RMB	6.746399	RMB	6.356627
Hong Kong dollar (HKD)	HKD	7.845634	HKD	7.827061
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	March 31, 2019		December 31, 2018
Taiwan dollar (NTD)	NTD	30.848914	NTD	30.564919
China yuan (RMB)	RMB	6.711130	RMB	6.876443
Hong Kong dollar (HKD)	HKD	7.849343	HKD	7.831246
United States dollar ($)		$1.000000		$1.000000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by ASC Topic 260, “Earnings Per Share.” Potential common shares consist primarily of convertible bonds calculated using the if-converted method. However, convertible bonds were excluded from the calculation of diluted earnings per common share due to the antidilutive effect. As of March 31, 2019, the Company does not have any outstanding convertible bonds. The antidilutive common share equivalents excluded from the computation were nil and 56,883 for the three months ended March 31, 2019 and 2018, respectively.

The calculation for basic and diluted EPS is as follows:

	Three Months Ended March 31,
	2019	2018
Amounts attributable to CUIS shareholders	$2,007,005	$345,654
Less: Amount attributable to the participating preferred shareholders	(65,906)	(11,351)
Amounts attributable to CUIS common shareholders	1,941,099	334,303
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$1,941,099	$334,303

Basic weighted-average number of common shares outstanding	29,452,669	29,452,669
Effect of convertible bonds	-	-
Diluted weighted-average number of common shares outstanding	29,452,669	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.066	$0.011
Diluted	$0.066	$0.011

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

The following table presents the fair value and carrying value of the Company’s financial assets and liabilities reported at fair value on a recurring basis as of March 31, 2019 and December 31, 2018:

	March 31, 2019
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities (in other current assets):
Mutual fund	$31,902	$-	$-	$31,902
Long-term investment:
Foreign government bonds	-	98,828	-	98,828
REITs	1,182,538	-	-	1,182,538

	December 31, 2018
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities (in other current assets):
Mutual fund	$30,800	$-	$-	$30,800
Long-term investment:
Foreign government bonds	-	99,834	-	99,834
REITs	1,120,239	-	-	1,120,239

During the three months ended March 31, 2019, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs– The fair value of the mutual fund and REITs is valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in Taipei Exchange.

The amortized cost of the investment in government bonds is $97,759 and $98,732 as of March 31, 2019 and December 31, 2018, respectively. The government bonds will mature on March 17, 2021.

The carrying amounts of financial assets and liabilities in the consolidated balance sheets for cash and cash equivalents, time deposits, restricted cash and cash equivalents, accounts receivable, short-term loans, due to related parties and accrued expense approximate fair value due to the short-term duration of those instruments.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit and accounts receivable. As of March 31, 2019 and December 31, 2018, approximately $1,726,000 and $1,751,000 of the Company’s cash and cash equivalents, time deposits, restricted cash equivalents and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $46,452,000 and $44,289,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended March 31, 2019 and 2018, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended March 31,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,420,420	23%	$4,946,056	28%
Taiwan Life Insurance Co., Ltd.	3,371,243	17%	2,797,736	16%
TransGlobe Life Insurance Inc.	2,787,932	14%	1,829,019	10%

As of March 31, 2019 and December 31, 2018, the Company’s accounts receivable from these companies were:

	March 31, 2019		December 31, 2018
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$2,847,633	28%	$3,139,404	20%
Taiwan Life Insurance Co., Ltd.	1,718,223	17%	2,578,590	17%
TransGlobe Life Insurance Inc.	1,595,641	15%	2,381,181	16%

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

New Accounting Pronouncements and Other Guidance

New Accounting Pronouncements Effective January 1, 2019:

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, (ASC Topic 842), Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements.

The Company adopted ASC 842 as of January 1, 2019 using a modified retrospective transition with no adjustment to its comparative periods in the year of transition. The Company elected the practical expedients, which allow the Company not to reassess prior conclusions with respect to lease identification, lease classification and initial direct costs under ASC 842. The Company did not elect the hindsight practical expedient to determine the lease term or in assessing the likelihood that a lease purchase option will be exercised. In addition, the Company elected the short-term lease recognition. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of $4.0 million and corresponding operating lease liabilities of $3.7 million as of January 1, 2019 on the consolidated balance sheet. See Note 12 for details.

Accounting Standards Issued but Not Yet Adopted

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS

Cash, cash equivalents and restricted cash equivalents consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash on hand and in banks	$9,311,659	$7,439,057
Cash equivalents – re-purchase bonds	1,296,642	-
Cash equivalents – commercial paper	-	654,006
Time deposits – with original maturities less than three months (see Note 4)	4,007,273	8,570,879
	14,615,574	16,663,942
Restricted cash equivalents	-	3,320,802
Restricted cash – noncurrent	149,006	655,027
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,764,580	$20,639,771

On March 27, 2019, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $1,296,642 (NTD 40,000,000) with 0.48% interest rate per annum. The re-purchase bonds were due in April 2019. As of December 31, 2018, the re-purchase bonds held by the Company was nil.

On December 14, 2018, the Company purchased a commercial paper of $654,006 (NTD 19,989,649) with 0.70% interest rate annum and with the maturity date of January 10, 2019. As of March 31, 2019, the Company did not hold any commercial paper.

As of December 31, 2018, the Company had restricted cash equivalents of $3,302,802 (NTD101,500,000), which were time deposits with original maturities less than three months and pledged to satisfy the requirements of certain debt agreements.

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for Law Broker’s general manager.

NOTE 4 – TIME DEPOSITS

	March 31, 2019	December 31, 2018
Total time deposits	$37,881,843	$34,311,043
Less: Time deposits – with original maturities less than three months (see Note 3)	(4,007,273)	(8,570,879)
Time deposits – original maturities over three months but less than one year	$33,874,570	$25,740,164

Time Deposits Pledged as Collateral

As of March 31, 2019 and December 31, 2018, the Company had time deposits of $5,029,679 and $5,404,889 out of total $37,881,843 and $34,311,043, respectively, pledged as collateral for short-term loans (see Note 5).

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Credit facility, O-Bank	$3,241,605	$3,600,000
Credit facility, FEIB	-	2,000,000
Credit facility, CTBC	4,441,605	1,000,000
Credit facility, KGI	1,620,803	1,600,000
Subtotal	9,304,013	8,200,000
Current portion of long-term loans (see Note 9)	241,390	235,587
Total short-term loans	$9,545,403	$8,435,587

The Company entered into credit agreements with several commercial banks as follows:

•	O-Bank Co., Ltd. (“O-Bank”): The Company had a revolving credit facility in amount of $4,000,000 with O-Bank. The maturity date of the revolving credit facility is September 3, 2019. Borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. On December 7 and December 25, 2018, the Company draw down borrowings of $2,400,000 and $1,200,000, with interest at a rate of 3.60% and 3.75% per annum, respectively. These amounts were paid off in January of 2019. In September 2018, Law Broker entered into a credit agreement with O-Bank and the agreement provides for a $3,241,605 (NTD 100,000,000) revolving credit facility from September 4, 2018 to September 3, 2019. Borrowings under this agreement bear interest at the TAIBOR rate plus a margin of 0.75%. As of March 31, 2019, the revolving credit facility was fully drawn down with an interest rate of 1.55%. The credit facility is secured by a total amount of $3,241,605 (NTD 100,000,000) of time deposits.

•	Far Eastern International Bank (“FEIB”): In September 2017, the Company entered into a line of credit agreement with FEIB. The line of credit was renewed on October 26, 2018 and matures on September 21, 2019. Borrowings under the agreement bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. On December 7, 2018, the Company borrowed $2,000,000 with interest at a rate of 3.95% per annum. The Company paid off the borrowing in January 2019.

•	CTBC Bank Co., Ltd. (“CTBC”): The Company has a revolving credit facility in amount of $1,500,000 with CTBC. The maturity date of the revolving credit facility is August 31, 2019. Borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. On December 28, 2018, the Company drew down $1,000,000 with interest at a rate of 4.10% per annum and the amount was paid off in February of 2019. In February and March 2019, the Company draw down a total borrowing of $1,200,000 with interest at a rate of 3.75% per annum. Law Broker is the guarantor of the credit facility. In August 2018, Law Broker entered into a credit agreement with CTBC providing for a $3,241,605 (NTD 100,000,000) revolving credit facility. On January 4, 2019, Law Broker borrowed $3,241,605 with an interest rate of 1.50%. The amount was paid off by Law Broker in April 2019.

•	KGI Commercial Bank Co., Ltd. (“KGI”): On September 19, 2018, the Company was approved for a line of credit agreement with KGI, pursuant to which the Company has a revolving credit facility of $1,600,000 from October 26, 2018 to October 26, 2019. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. On December 27, 2018, the Company draw down a borrowing of $1,600,000 with interest at a rate of 3.41% per annum. The Company paid off the borrowing in January of 2019. In August 2018, Law Broker entered into a credit agreement with KGI providing for a $1,620,803 (NTD 50,000,000). On January 7, 2019, the revolving credit facility was fully drawn down by Law Broker. The revolving credit facility matures on July 3, 2019 and bears an interest rate of 1.52%. The credit facility is secured by a time deposit of $1,788,074 (RMB 12,000,000)

Total interest expenses for short-term loans incurred were $28,845 and $19,016, respectively, for the three months ended March 31, 2019 and 2018.

NOTE 6 – INCOME TAX PAYABLE

The Company’s taxes payable consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Taiwan Tax	$2,431,829	$1,416,540
USA Tax (Note 14)	1,131,307	1,131,307
PRC Tax	700	7,590
Hong Kong Tax	61,215	51,032
Total income tax payable	$3,625,051	$2,606,469
Less: current portion	(2,617,728)	(1,599,146)
Income tax payable – noncurrent (Note 14)	$1,007,323	$1,007,323

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2018	December 31, 2018
Taiwan	$4,476,514	$7,602,595
PRC	477,615	411,885
Hong Kong	-	-
Total commissions payable to sales professionals	$4,954,129	$8,014,480

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Unearned revenue - current	$1,193,877	$1,028,256
Accrued business tax and tax withholdings	574,075	893,391
Accrued bonus	1,424,303	2,320,445
Payroll payable and other benefits	1,182,664	1,360,790
Other accrued liabilities	1,069,367	1,745,959
Total other current liabilities	$5,444,286	$7,348,841

See Note 10 for additional information on current liabilities related to AIA International Limited Taiwan Branch (“AIATW”).

NOTE 9 – LONG-TERM LOANS

The Company’s long-term loans consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Loan A, interest at 8% per annum, maturity date May 15, 2019	$126,655	$123,611
Loan B, interest at 8% per annum, maturity date July 20, 2019	114,735	111,976
Total loans	241,390	235,587
Less: current portion (Note 5)	(241,390)	(235,587)
Total long-term loans	$-	$-

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. As of March 31, 2019 and December 31, 2018, the outstanding balance of Loan A were $126,655 (RMB 850,000) and $123,611 (RMB 850,000), respectively. Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest are due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. As of March 31, 2019 and December 31, 2018, the outstanding balance of Loan B were $114,735 (RMB 770,000) and $111,976 (RMB 770,000), respectively. Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest are due on July 20, 2019.

Total interest expenses for the long-term loans were $4,737 and $3,838 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 10 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Unearned revenue - AIATW	$1,782,883	$2,056,513
Due to previous shareholders of AHFL	480,559	480,559
Accrued bonus for Ms. Chao (Note 15)	27,013	-
Total other liabilities	$2,290,455	$2,537,072

Unearned revenue – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIATW, the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee approximately $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “Supplemental Agreement”) with AIATW. In the Supplemental Agreement, the performance targets and the provision about refunding the Execution Fee on a pro rata basis when the performance targets are not met were revised.

On January 6, 2016, AHFL entered into an Amendment 2 to Strategic Alliance Agreement (“Amendment No. 2”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to Amendment No. 2, the expiration date of the Strategic Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Strategic Alliance Agreement during the period from October 1, 2014 to December 31, 2015 was suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Strategic Alliance Agreement, among which: (i) expand the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) remove certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter (the “2016 Letter”) to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in a third amendment (“Amendment No. 3”). Pursuant to Amendment No. 3, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, among which (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in Amendment No. 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract year. The Company shall return the basic business promotion fees at NTD 330,000,000 for each contract years within one month after the termination.

The Company recognizes AIATW’s revenue from the life insurance products provided by AIATW have been met with the following criteria: (i) persuasive evidence of an agreement between the insurance company and insured exists, (ii) insurance brokerage services have been provided, (iii) the fee to be paid by the related insurer to the Company for such services is fixed or determinable, and (iv) the collectability of the fee is reasonably assured. The refund is primarily due to the portion of performance sales targets are not met in that contract year. The following table presents the amounts recognized as revenue and the refunded for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000	NTD	9,823,647	(5)	NTD	491,182	NTD	21,604,925		NTD	1,080,246
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	73,673,406		NTD	3,683,669	NTD	101,564,689		NTD	5,078,236

(1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is difference from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD27,137,958), net of Value-Added Tax (“VAT”). On December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year.
(2)	For the year ended December 31, 2017, the Company recognized the second contract year’s revenue amount of $422,883 (NTD12,855,000), net of VAT, and refunded the amount of $690,537 (NTD20,478,333), net of VAT, for the same contract period.
(3)	For the year ended December 31, 2017, the Company estimated to recognize the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund the amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
(4)	For the year ended December 31, 2018, the Company estimated to recognize the fourth contract year’s revenue amount of $391,223 (NTD11,788,229), net of VAT, and refund the amount of $651,816 (NTD19,640,341), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency. The revenue recorded and refund amounts were trued up to $412,230 (NTD 12,068,571) and $661,286 (NTD 19,360,000), respectively, for the year ended December 31, 2018 based on notice received from AIATW.
(5)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2019 and calculated the revenue amount to be $318,789 (NTD9,823,647) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $79,697 (NTD2,455,912), net of VAT, and $69,678 (NTD2,039,907), net of VAT for the three months ended March 31, 2019 and 2018 related to this agreement. As of March 31, 2019 and December 31, 2018, the Company had non-current portion of unearned revenue of $1,782,883 and $2,056,513, respectively, and amounts in current liabilities of $1,193,877 and $1,028,256, respectively, related to the Alliance Agreement.

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

Accrued bonus for Ms. Chao

On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years.  On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of March 31, 2019 and December 31, 2018, the Company had current accrued bonus of $592,130 and $597,631, and noncurrent accrued bonus of $27,013 and nil, respectively. The 2019 engagement agreement is in the process of negotiation.

NOTE 11 – REVENUE

The Company’s revenue is derived from insurance agency and brokerage services. The Company, through its subsidiaries and variable interest entities, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The sale of an insurance product by the Company is considered complete when initial insurance premium is paid by an individual and the insurance policy is approved by the respective insurance company. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue.

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

For the three months ended March 31, 2019 and 2018, the Company recorded revenue of $19,426,674 and $17,489,380, respectively. Disaggregation information of revenue is disclosed in Note 17.

Contract balance

	March 31, 2019	December 31, 2018
Accounts receivable	$10,898,013	$15,332,355
Contract assets – current	1,039,555	-
Unearned revenue – current (Note 8)	1,193,877	1,028,256
Unearned revenue – noncurrent (Note 10)	1,782,883	2,056,513

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment.

Unearned revenue relates to advances received prior to performance under the contract. The related contract is the Alliance Agreement with AIATW which is disclosed in Note 10 to the consolidated financial statements.

NOTE 12 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to six years. We determine if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. We record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities renewal and termination options that are reasonably certain to be exercised. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

For the three months ended March 31, 2019, the Company recorded operating lease cost of $652,730.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of March 31, 2019, operating lease right-of-use assets and lease liabilities were as follows:

March 31, 2019
Operating lease right-of-use assets	$3,415,291
Operating lease liabilities – current	240,487
Operating lease liabilities – noncurrent	2,933,702

Lease term and discount rate

March 31, 2019
Weighted average remaining lease term
Operating lease	3 years
Weighted average discount rate
Operating lease	3.17%

Supplemental cash flow information related to leases

March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$553,544

The minimum future lease payments as of March 31, 2019 are as follows:

Amount
2019 (reminder of year)	$1,506,406
2020	1,194,055
2021	600,551
2022	120,310
2023	83,550
Thereafter	71,357
Total minimum lease payments	3,576,229
Less: Interest	(402,040)
Present value of future minimum lease payments	$3,174,189

NOTE 13– NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following as of March 31, 2019 and December 31, 2018:

Name of Entity	% of Non- controlling Interest	December 31, 2018	Net Income (Loss)	Other Comprehensive Income (Loss)	March 31, 2019
Law Enterprise	34.05%	$(72,557)	$(59,003)	$(6,863)	$(138,423)
Law Broker	34.05%	16,149,662	1,239,856	(142,913)	17,246,605
PFAL	49.00%	436,742	36,189	(631)	472,300
MKI	49.00%	(2,630)	(515)	-	(3,145)
PA Taiwan	49.00%	(157,762)	(4,649)	(96)	(162,507)
PTC Nanjing	49.00%	(2,411)	(29)	181	(2,259)
Total		$16,351,044	$1,211,849	$(150,322)	$17,412,571

Name of Entity	% of Non- controlling Interest	December 31, 2017	Net Income (Loss)	Other Comprehensive Income (Loss)	December 31, 2018
Law Enterprise	34.05%	$(243,240)	$193,308	$(22,625)	$(72,557)
Law Broker	34.05%	13,900,341	2,655,344	(406,023)	16,149,662
PFAL	49.00%	228,079	208,918	(255)	436,742
MKI	49.00%	(2,117)	(513)	-	(2,630)
PA Taiwan	49.00%	(145,442)	(11,789)	(531)	(157,762)
PTC Nanjing	49.00%	(1,965)	(26)	(420)	(2,411)
Total		$13,735,656	$3,045,242	$(429,854)	$16,351,044

NOTE 14 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	1%	1%
Income tax on undistributed earnings	3%	4%
Loss in subsidiaries	1%	1%
U.S. one-tine transition tax	-	35%
Others	-	1%
Effective tax rate	25%	62%

The Company’s income tax expense is mainly contributed by its subsidiaries in Taiwan and PRC.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and are subject to a statutory tax rate at 20% on income reported in the statutory financial statements after appropriate adjustments. In addition, Income Tax Law of Taiwan provides that a company is taxed at additional 5% on any undistributed earnings.

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

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,199,195 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the three months ended March 31, 2018. As of March 31, 2019 and December 31, 2018, the Company had current income tax payable of $95,936 and $95,936 and noncurrent income tax payable of $1,007,323 and $1,007,323.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three months ended March 31, 2019 and 2018, no GILTI tax obligation existed and the GILTI tax expense was nil.

NOTE 15 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarized the Company’s loans payable related parties as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Due to Mr. Mao (Principal shareholder of the Company)*	$398,854	$391,311
Accrued bonus for Ms. Chao (Shareholder of AHFL and Law Agent)	619,143	597,631
Others	2,063	7,623
Total due to related parties	1,020,060	996,565
Less: Accrued bonus for Ms. Chao – noncurrent (Note 10)	(27,013)	-
Total	$993,047	$996,565

*Amounts due to Mr. Mao bear no interest and are payable on demand.

Advisory agreement

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $60,000 (NTD1,800,000). For the three months ended March 31, 2019 and 2018, the Company recognized nil general and administrative expense related to this advisory agreement.

Consulting agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of March 31, 2019 and December 31, 2018, the Company had accounts receivable amounted of nil and recognized the revenue of nil and $16,753 for the three months ended March 31, 2019 and 2018, respectively.

NOTE 16 – COMMITMENTS

Operating lease

See future minimum annual lease payments in Note 12.

Pledged securities

See time deposits pledged as collateral for short-term loans in Note 5.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus.

NOTE 17 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the three months ended March 31, 2019 and 2018 were as follows:

	For three months ended March 31,
	2019	2018
Geographical Areas
Revenue
Taiwan	$16,971,117	$14,740,772
PRC	2,267,316	2,708,621
Hong Kong	195,195	39,987
Elimination adjustment	(6,954)	-
Total revenue	$19,426,674	$17,489,380

Income (loss) from operations
Taiwan	$3,790,078	$3,179,722
PRC	31,584	73,190
Hong Kong	85,209	(10,084)
Elimination adjustment	32,553	35,230
Total income from operations	$3,939,424	$3,278,058

Net income (loss)
Taiwan	$3,125,888	$1,255,468
PRC	19,368	68,468
Hong Kong	73,856	(11,049)
Elimination adjustment	(258)	1,635
Total net income	$3,218,854	$1,314,522

The geographical distribution of the Company’s financial information as of March 31, 2019 and December 31, 2018 were as follows:

	March 31, 2019	December 31, 2018
Geographical Areas
Long-lived assets
Taiwan	$1,014,904	$1,092,576
PRC	142,971	102,383
Hong Kong	580	736
Elimination adjustment	(1,322)	-
Total long-lived assets	$1,157,133	$1,195,695

Reportable assets
Taiwan	$115,111,986	$100,220,270
PRC	11,864,379	11,796,388
Hong Kong	1,118,171	1,015,400
Elimination adjustment	(56,510,099)	(44,150,214)
Total reportable assets	$71,584,437	$68,881,844

Capital investment
Taiwan	$34,888	$641,873
PRC	52,427	53,158
Hong Kong	-	997
Total capital investments	$87,315	$696,028

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On April 14 and April 16, 2019, the Company drew down borrowings of $50,000 and $100,000 from the credit facility of CTBC with interest at a rate of 3.60% and 3.65% per annum, respectively. On April 29, 2019, the Company drew down $600,000 from the credit facility with O-Bank and the loan bears an interest rate of 3.38% per annum.

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

Total net revenue from Taiwan life insurance products were 80.64% and 77.70% of total net revenue for the three months ended March 31, 2019 and 2018, respectively. Total net revenue from PRC life insurance products were 11.4% and 14.9% of total net revenue for the three months ended March 31, 2019 and 2018, respectively.

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

Total net revenue from Taiwan property and casualty insurance products were 6.3% and 6.1% of total net revenue for the three months ended March 31, 2019 and 2018, respectively. Total net revenue from PRC property and casualty insurance products were 0.2% and 0.6% of total net revenue for the three months ended March 31, 2019 and 2018, respectively.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Revenue Recognition

The Company’s revenue is derived from insurance agency and brokerage services. The Company, through its subsidiaries and variable interest entities, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies.

We recognize revenue when control over services provided by the Company is transferred to the respective insurance company, whereby the transfer of control is considered complete when a policy becomes effective. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue. Variable or contingent consideration is recognized when we conclude that is it probable that a significant reversal of revenue will not probably occur in subsequent periods.

Leases

We adopted the new lease standard as of January 1, 2019 using a modified retrospective transition with no adjustment to its comparative periods in the year of transition. The Company has operating leases for its offices. We determine if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. For leases with an initial term terms greater than 12 months, we record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities renewal and termination options that are reasonably certain to be exercised. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Recent Accounting Pronouncements

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

Overview of the three months ended March 31, 2019 and 2018

The following table shows the results of operations for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$19,426,674	$17,489,380	$1,937,294	11%
Cost of revenue	11,195,074	9,621,703	1,573,371	16%
Gross profit	8,231,600	7,867,677	363,923	5%
Gross profit margin	42%	45%	-2%	-6%

Operating expenses:
Selling	488,620	637,998	(149,378)	-23%
General and administrative	3,803,556	3,951,621	(148,065)	-4%
Total operating expenses	4,292,176	4,589,619	(297,443)	-6%

Income from operations	3,939,424	3,278,058	661,366	20%

Other income (expenses):
Interest income	88,473	97,621	(9,148)	-9%
Interest expenses	(33,582)	(22,854)	(10,728)	47%
Other - net	301,926	80,238	221,688	276%
Total other income (expenses)	356,817	155,005	201,812	130%

Income before income taxes	4,296,241	3,433,063	863,178	25%
Income tax expense	1,077,387	2,118,541	(1,041,154)	-49%

Net income	3,218,854	1,314,522	1,904,332	145%
Net income attributable to the noncontrolling interests	1,211,849	968,868	242,981	25%
Net income attributable to shareholders of the Company	2,007,005	345,654	1,661,351	481%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2019 and 2018, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Three months ended March 31, 2019	Three months ended March 31, 2018
Revenue
Taiwan	$16,971,117	$14,740,772
PRC	2,267,316	2,708,621
Hong Kong	195,195	39,987
Elimination adjustment	(6,954)	-
Total Revenue	$19,426,674	$17,489,380

During the three months ended March 31, 2019, 87.4%, 11.7% and 1.0% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended March 31, 2018, 84.3%, 15.5% and 0.2% of our revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Overall revenue increased by $1,937,294 or 11.1% from $17,489,380 for the three months ended March 31, 2018 to $19,426,674 for the three months ended March 31, 2019 mainly due to the increase in the revenue from Taiwan segment as follows:

a)

The total revenue earned from TransGlobe Life Insurance Inc. (“TransGlobe”) increased by $958,913 from $1,829,019 for the three months ended March 31, 2018 to $2,787,932 for the three months ended March 31, 2019. The revenue from TransGlobe increased because one of the long-term care insurance products underwritten by TransGlobe was expected to discontinue in March 2019. As a result, the discontinuation of the product boosted the sales in the first quarter of 2019 because it provided more favorable terms to individual customers and the customers took advantage of the last opportunity to lock in the policy before it was no longer available. In addition, sales professionals focused on selling TransGlobe products to existing policy holders to maximize insured benefits before a regulatory change to limit total claims from multiple insurance policies up to incurred losses.

b)	The revenue earned from Shin Kong Life Insurance Co., Ltd. (“Shin Kong”) increased by $675,603 in the three months ended March 31, 2019. The main reason was that our sales professionals continued selling an interest-sensitive whole life insurance product underwritten by Shin Kong. The product offers a higher interest rate on the premium with additional benefits, which is attractive to individual customers.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended March 31, 2019 increased by $1,573,371 or 16.4%, to $11,195,074 compared to $9,621,703 for the three months ended March 31, 2018.

This increase was primarily due to the increase of direct commission cost as a result of first year commission earned from insurance companies and Commission 2.0, which divides sales targets into smaller and more attainable targets to improve the achievement rate. As a result, cost of revenue increased more than the proportional increase of revenue.

The gross profit for the three months ended March 31, 2019 increased by $363,923 or 4.6%, to $8,231,600 compared to $7,867,677 for the three months ended March 31, 2018. The gross profit ratio decreased to 42% for the three months ended March 31, 2019 from 45% for the three months ended March 31, 2018. The decrease of the gross profit ratio was a result of Commission 2.0, which provides more incentives and rewards to the Company’s salesforce.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the three months ended March 31, 2019 decreased by $149,378 or 23.4%, to $488,620, compared to $637,998 for the three months ended March 31, 2018. The decrease was mainly because the advertising expenses associated with an online reality show were incurred in 2018, and the Company did not incur related expenses in the first quarter of 2019.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the three months ended March 31, 2019, G&A expenses were $3,803,556, a decrease of $148,065 or 3.7%, compared with $3,951,621 for the three months ended March 31, 2018. G&A expenses incurred in the first quarter of 2019 remain relatively consistent with the same period of 2018.

Other income (expenses)

Other income for the three months ended March 31, 2019 was $356,817, an increase of $201,812 or 130%, compared with $155,005 for the three months ended March 31, 2018. Other income (expense) mainly consisted of interest income, interest expenses, gain on valuation of financial assets and gain on foreign exchange. Compared with the three months ended March 31, 2018, other income (expenses) increased primarily due to valuation gain on the real estate investment trusts and gain on foreign exchange caused by the appreciation of the RMB.

Income tax expense

For the three months ended March 31, 2019, income tax expense was $1,077,387, a decrease of $1,041,154, or 49.1%, compared with $2,118,541 for the three months ended March 31, 2018. The decrease was mainly due to the recognition of a one-time transition tax of $1,199,195 imposed on accumulated earnings of foreign subsidiaries for the three months ended March 31, 2018.

The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and are subject to a statutory tax rate at 20% on income reported in the statutory financial statements after appropriate adjustments. In addition, Income Tax Law of Taiwan provides that a company is taxed at additional 5% on any undistributed earnings.

CU WFOE and the Anhou in the PRC are governed by the Income Tax Law of the PRC concerning the privately-held enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. Jiangsu, however, is taxed at 10% of total revenue, in accordance with local tax authorities rather than PRC laws.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash (used in) provided by investing activities and net cash provided by financing activities for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change	Percent
Net cash provided by operating activities	$1,639,180	$1,235,983	403,197	33%
Net cash (used in) provided by investing activities	(8,489,008)	1,325,851	(9,814,859)	-740%
Net cash provided by financing activities	1,112,787	32,653	1,080,134	3308%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2019 was $1,639,180, an increase of 33% in comparison with $1,235,983 net cash provided by operating activities during the three months ended March 31, 2018. The increase was mainly due to a strong business performance, resulting in higher net income for the three months ended March 31, 2019 compared with that of the same period in 2018.

Investing activities

Net cash used by investing activities was $8,489,008 during the three months ended March 31, 2019 as compared with the net cash provided by investing activities of $1,325,851 for the three months ended March 31, 2018. This resulted from the Company’s investment of its excess cash in time deposits in the first quarter of 2019, leading to negative cash flows from investing activities.

Financing activities

Net cash provided by financing activities was $1,112,787 during the three months ended March 31, 2019, which increased by $1,080,134 from $32,653 during the same period of 2018. The increase was mainly due to the proceeds of $9,500,000 from third party borrowings but partially offset by the repayment of $8,400,000 during the three months ended March 31, 2019.

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

On June 9, 2013, AHFL entered into a Loan Agreement (the “Company Loan Agreement”) with ZLI Holdings Limited (“ZLI Holdings”), its wholly-owned, indirect Hong Kong subsidiary.

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

Under the Investor Loan Agreements, the Investor Borrowers borrowed an aggregate principal amount equal to the US Dollar equivalent of RMB40,000,000 ($6,389,925) from ZLI Holdings in exchange for covenanting to make an equivalent investment in Anhou. The term for such loans is ten years which can be extended upon the agreement of the parties. Pursuant to the Investor Loan Agreements, each of the Investor Borrowers covenanted to enter into certain Variable Interest Entities Agreements with Anhou, CU WFOE and certain existing shareholders of Anhou. The proceeds received from the said loans by the Investor Borrowers shall be solely used to increase the registered capital of Anhou, and ZLI Holdings may determine the repayment methods including transferring of the Investor Borrowers’ corresponding registered capital in Anhou or through other manner as full payment of the loans subject to terms and conditions therein in the event that the Investor Borrowers fail to repay the loan in currency to ZLI Holdings.

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Due to related parties

The following summarized the Company’s loans payable to related parties as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Due to Mr. Mao (Principal shareholder of the Company)*	$398,854	$391,311
Accrued bonus for Ms. Chao (Shareholder of AHFL and Law Agent)**	619,143	597,631
Others	2,063	7,623
Total due to related parties	1,020,060	996,565
Less: Accrued bonus for Ms. Chao – noncurrent	(27,013)	-
Total	$993,047	$996,565

*Amounts due to Mr. Mao bear no interest and are payable on demand.

** On May 10, 2016, Law Broker entered into an engagement agreement (“Engagement Agreement”) with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. Ms. Chao’s primary responsibilities are to assist   Law Broker in operating and managing insurance agency business. According to the Engagement Agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the Engagement Agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years.  On March 13, 2017, Law Broker and Ms. Chao entered into an amendment to the Engagement above-mentioned to specify 1) Ms. Chao’s pension calculation assumptions and start date, and 2) the non-competition provision start date. As of March 31, 2019 and December 31, 2018, the Company had current accrued bonus of $592,130 and $597,631, and noncurrent accrued bonus of $27,013 and nil. The 2019 engagement agreement is in the process of negotiation.

Long-term loan

The Company’s long-term loans consisted of the following as of March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018
Loan A, interest at 8% per annum, maturity date May 15, 2019	$126,655	$123,611
Loan B, interest at 8% per annum, maturity date July 20, 2019	114,735	111,976
Total loans	241,390	235,587
Less: current portion	(241,390)	(235,587
Total long-term loans	$-	$-

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. As of March 31, 2019 and December 31, 2018, the outstanding balance of Loan A were $126,655 (RMB 850,000) and $123,611 (RMB 850,000), respectively. Loan A bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on May 15, 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. As of March 31, 2019 and December 31, 2018, the outstanding balance of Loan B were $114,735 (RMB 770,000) and $111,976 (RMB 770,000), respectively. Loan B bears an interest rate of 8% per annum and interest is payable annually. The principal and the accrued interest will be due on July 20, 2019.

Total interest expenses for the long-term loans were $4,737 and $3,838, respectively, for the three months ended March 31, 2019 and 2018.

Contractual Obligations

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus.

Other than the above mentioned, there have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2018 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

35

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weaknesses identified and described in this Item 9A(a) and 9A(c), respectively.

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

37

(2)

In addition to retaining external professional consultants, we are also committed to building a robust internal audit team. We are actively looking to recruit internal auditors with appropriate experience to join this team. As of March 31, 2019, two additions have been added to this team.

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

ITEM 1A. RISK FACTORS.

There have been no material changes from the risk factors disclosed in our annual report on Form 10-K for the fiscal year period ended December 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Translation of Engagement Agreement, dated December 21, 2018, by and between LAW Insurance Broker Co., Ltd. and Shu-Fen Lee
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

China United Insurance Service, Inc.

Date: May 10, 2019	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2019	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

