Form 10-Q
period 2019-06-30
China United Insurance Service, Inc.
filed 2019-08-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 7, 2019, there are 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

OTHER PERTINENT INFORMATION

References in this quarterly report to “we,” “us,” “our” and the “Company” and words of like import refer to China United Insurance Service, Inc., its subsidiaries and variable interest entities.

References to China or the PRC refer to the People’s Republic of China (excluding Hong Kong, Macao and Taiwan). References to Taiwan refer to Republic of China.

Unless context indicates otherwise, reference to the “Company” in this quarterly report refers to China United Insurance Service, Inc. and its subsidiaries. Reference to “AHFL” refers to the combined operations of Action Holdings Financial Limited and its Taiwan Subsidiaries (as defined below). Reference to “Anhou” refers to the combined operations of Law Anhou Insurance Agency Co., Ltd. and its subsidiaries.

Our business is conducted in Taiwan and China using New Taiwanese Dollars (“NT$” or “NTD”), the currency of Taiwan, Hong Kong Dollars (“HK$” or “HKD”), the currency of Hong Kong, and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD”, “US$” or “$”). In this quarterly report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD. These dollar references are based on the exchange rate of NT$, HK$ and RMB to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$9,268,355	$16,663,942
Time deposits	39,952,878	25,740,164
Restricted cash equivalents	-	3,320,802
Accounts receivable	10,129,086	15,332,355
Contract assets	1,893,144	-
Other current assets	1,070,826	1,155,678
Total current assets	62,314,289	62,212,941

Property, plant and equipment, net	1,214,640	1,195,695
Operating lease assets	4,413,436	-
Intangible assets, net	507,595	575,985
Long-term investments	2,528,908	2,477,558
Restricted cash - noncurrent	145,654	655,027
Other assets	2,672,488	1,764,638

TOTAL ASSETS	$73,797,010	$68,881,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$6,941,068	$8,435,587
Income tax payable - current	1,867,157	1,599,146
Commissions payable to sales professionals	8,074,265	8,014,480
Due to related parties	1,131,822	996,565
Operating lease liabilities – current	1,954,324	-
Other current liabilities	6,185,612	7,348,841
Total current liabilities	26,154,248	26,394,619

Operating lease liabilities - noncurrent	2,280,673	-
Income tax payable - noncurrent	911,387	1,007,323
Other liabilities	2,102,777	2,537,072
TOTAL LIABILITIES	31,449,085	29,939,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 and 29,452,669 issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	294	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	8,058,094	7,299,123
Retained earnings	8,999,362	7,273,227
Accumulated other comprehensive loss	(548,732)	(171,318)
Total stockholders’ equity attribute to parent’s shareholders	24,699,477	22,591,786
Noncontrolling interests	17,648,448	16,351,044
TOTAL STOCKHOLDERS’ EQUITY	42,347,925	38,942,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,797,010	$68,881,844

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenue	$21,756,468	$20,175,337	$41,183,142	$37,664,717
Cost of revenue	16,235,356	13,696,717	27,430,430	23,318,420

Gross profit	5,521,112	6,478,620	13,752,712	14,346,297

Operating expenses:
Selling	508,323	789,400	996,943	1,427,398
General and administrative	4,424,480	4,078,909	8,228,036	8,030,530
Total operating expense	4,932,803	4,868,309	9,224,979	9,457,928

Income from operations	588,309	1,610,311	4,527,733	4,888,369

Other income (expenses):
Interest income	130,015	127,171	218,488	224,792
Interest expenses	(46,561)	(28,395)	(80,143)	(51,249)
Dividend income	310,623	361,571	310,623	361,571
Other - net	12,756	114,267	314,682	194,505
Total other income, net	406,833	574,614	763,650	729,619

Income before income taxes	995,142	2,184,925	5,291,383	5,617,988
Income tax expense	242,714	369,380	1,320,101	2,487,921

Net income	752,428	1,815,545	3,971,282	3,130,067
Net income attributable to noncontrolling interests	274,327	791,238	1,486,176	1,760,106
Net income attributable to parent’s shareholders	478,101	1,024,307	2,485,106	1,369,961

Other comprehensive income (loss)
Foreign currency translation loss	(233,016)	(2,016,338)	(596,336)	(1,113,481)
Other	-	9	-	829

Total comprehensive income (loss)	519,412	(200,784)	3,374,946	2,017,415
Less: comprehensive income attributable to noncontrolling interests	205,727	82,909	1,267,254	1,359,784

Comprehensive income (loss) attributable to parent’s shareholders	$313,685	$(283,693)	$2,107,692	$657,631

Weighted average shares outstanding
Basic and diluted	29,422,076	29,452,669	29,437,288	29,452,669
Earnings per share attributable to parent’s shareholders
Basic and diluted	$0.016	$0.034	$0.082	$0.045

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance December 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(171,318)	$7,273,227	$22,591,786	$16,351,044	$38,942,830

Appropriation of reserves	-	-	-	-	-	758,971		(758,971)	-
Business acquisition	-	-	-	-	-	-	-	-	-	30,150	30,150
Foreign currency translation loss	-	-	-	-	-	-	(377,414)	-	(377,414)	(218,922)	(596,336)
Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-
Retirement of common stock	(30,933)	(1)	-	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	-	2,485,106	2,485,106	1,486,176	3,971,282

Balance June 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,058,094	$(548,732)	$8,999,362	$24,699,477	$17,648,448	$42,347,925

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance March 31, 2019	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(384,316)	$9,280,232	$24,385,793	$17,412,571	$41,798,364

Appropriation of reserves	-	-	-	-	-	758,971	-	(758,971)	-	-	-
Business acquisition	-	-	-	-	-	-	-	-	-	30,150	30,150
Foreign currency translation loss	-	-	-	-	-	-	(164,416)	-	(164,416)	(68,600)	(233,016)
Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-
Retirement of common stock	(30,933)	(1)	-	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	-	478,101	478,101	274,327	752,428

Balance June 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,058,094	$(548,732)	$8,999,362	$24,699,477	$17,648,448	$42,347,925

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance December 31, 2017	29,452,669	$295	1,000,000	$10	8,190,449	5,781,008	$616,019	$6,419,937	$21,007,718	$13,735,656	$34,743,374

Adjustment of reserves	-	-	-	-	-	(41,483)	-	41,483	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(712,861)	-	(712,861)	(400,620)	(1,113,481)
Other comprehensive gain	-	-	-	-	-	-	531	-	531	298	829
Net income	-	-	-	-	-	-	-	1,369,961	1,369,961	1,760,106	3,130,067

Balance June 30, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,739,525	$(96,311)	$7,831,381	$21,665,349	$15,095,440	$36,760,789

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity

Balance March 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,781,008	$1,211,689	$6,765,591	$21,949,042	$15,012,531	$36,961,573

Adjustment of reserves	-	-	-	-	-	(41,483)	-	41,483	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(1,308,006)	-	(1,308,006)	(708,332)	(2,016,338)
Other comprehensive gain	-	-	-	-	-	-	6	-	6	3	9
Net income	-	-	-	-	-	-	-	1,024,307	1,024,307	791,238	1,815,545

Balance June 30, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,739,525	$(96,311)	$7,831,381	$21,665,349	$15,095,440	$36,760,789

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2019	2018

Cash flows from operating activities:
Net income	$3,971,282	$3,130,067
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	331,376	305,000
Amortization of bond premium	-	134
(Gain) loss on valuation of financial assets	(87,609)	119,441
Loss on disposal of fixed assets	14,456	5,419
Loss on debt forgiveness	-	12,908
Deferred income tax	35	(43,980)
Changes in operating assets and liabilities:
Accounts receivable	2,755,539	5,080,989
Contract assets	373,462	(1,359,771)
Other current assets	140,667	(617,844)
Net operating lease assets	(121,971)	-
Other assets	(2,977,540)	993,243
Income tax payable	191,155	83,705
Commissions payable to sales professionals	163,616	(114,865)
Other current liabilities	1,790,404	(2,416,502)
Long-term liabilities	(1,260,715)	(176,123)
Net cash provided by operating activities	5,284,157	5,001,821

Cash flows from investing activities:
Purchases of time deposits	(34,221,606)	(25,537,004)
Proceeds from maturities of time deposits	19,648,342	18,876,553
Purchases of structured deposits	-	(4,910,401)
Proceeds from maturities of structured deposits	-	3,905,499
Purchase of long-term investment - REITs	-	(1,355,038)
Proceeds from repayment of loan made to RFL	-	1,517,316
Purchase of property, plant and equipment	(261,102)	(442,932)
Purchase of intangible assets	(59,390)	(43,537)
Net cash used in investing activities	(14,893,756)	(7,989,544)

Cash flows from financing activities:
Proceeds from short-term loans	11,724,905	10,300,000
Repayment of short-term loans	(13,218,762)	(9,750,000)
Proceeds from related party borrowing	87,367	493,424
Repayment to related party borrowing	-	(557,363)
Repayment of convertible bonds	-	(200,000)
Net cash (used in) provided by financing activities	(1,406,490)	286,061

Foreign currency translation	(209,673)	(331,922)
Net decrease in cash, cash equivalents and restricted cash	(11,225,762)	(3,033,584)

Cash, cash equivalents and restricted cash, beginning balance	20,639,771	15,473,949
Cash, cash equivalents and restricted cash, ending balance	$9,414,009	$12,440,365

SUPPLEMENTARY DISCLOSURE:

Interest paid	$56,265	$53,412
Income tax paid	$1,007,922	$2,469,288

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

In May 2019, AHFL entered into an investment agreement to make capital contributions of $485,909 (NTD15,000,000) to Ilife International Investment Co., Limited (“Ilife”). Upon consummating the agreement, the Company owned 93.75% of Ilife. The business objective of Ilife is to obtain a non-exclusive license covering certain information technology systems from Law Broker and generate revenues from marketing and making the technologies available to insurance intermediary companies.

On June 4, 2019, Ilife entered into an acquisition agreement with the selling shareholder of Uniwill Insurance Broker Co., Ltd (“Uniwill”). Pursuant to the acquisition agreement, Ilife agreed to pay $14,535 (NTD 450,000) in exchange for the insurance brokerage licenses issued to Uniwill by the Taiwanese government, along with right to the Uniwill company name and $6,455 (NTD 200,000) of legal deposits. The Company has no intention of operating the Uniwill existing brokerage business nor retaining any of its sales personnel. Therefore, the Company recognized only the acquisition of assets as part of this transaction.

The corporate structure as of June 30, 2019 is as follows:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
ZLI Holdings Limited (HK
100%
Action Holdings Financial Limited (BVI Company)
65.95%
100%
93.75%
51%
Law Enterprise Co., Limited (Taiwan Company)
Genius Holdings Financial Limited (BVI Company)
Ilife International Investment Co., Limited (Taiwan Company)
Prime Financial Asia Limited (HK Company)
100%
100%
100%
100%
100%
100%
Law Insurance Broker Co., Limited (Taiwan Company)
Genius Investment Co., Limited (Taiwan Company)
Uniwill insurance broker Co., Ltd. (Taiwan Company)
Max Key Investments Limited (BVI Company)
100%
100%
Joint Incurance Broker Co., Limited (Taiwan Company)
Prime Asia Co., Limited (Taiwan Company)
Entities outside China
Entities inside China
Prime Management Consulting (Nanjing) Co., Limited
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited
100%
Jiangsu Law Insurance Brokers Co., Limited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2019 and December 31, 2018.

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

	Average Rate for the Six Months Ended June 30,
	2019		2018
New Taiwan dollar (NTD)	NTD	30.960117	NTD	29.519475
China yuan (RMB)	RMB	6.783923	RMB	6.366551
Hong Kong dollar (HKD)	HKD	7.842581	HKD	7.837374
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	June 30, 2019		December 31, 2018
New Taiwan dollar (NTD)	NTD	30.984901	NTD	30.564919
China yuan (RMB)	RMB	6.865570	RMB	6.876443
Hong Kong dollar (HKD)	HKD	7.811948	HKD	7.831246
United States dollar ($)		$1.000000		$1.000000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by ASC Topic 260, “Earnings Per Share.” Potential common shares consist primarily of convertible bonds calculated using the if-converted method. However, convertible bonds were excluded from the calculation of diluted earnings per common share due to the antidilutive effect. As of June 30, 2019 and December 31, 2018, the Company does not have any outstanding convertible bonds. The antidilutive common share equivalents excluded from the computation were nil and 45,935 for the three months ended June 30, 2019 and 2018, and were nil and 54,369 for the six months ended June 30, 2019 and 2018, respectively.

The calculation for basic and diluted EPS is as follows:

	Three Months Ended June 30,
	2019	2018
Amounts attributable to CUIS shareholders	$478,101	$1,024,307
Less: Amount attributable to the participating preferred shareholders	(15,716)	(33,636)
Amounts attributable to CUIS common shareholders	462,385	990,671
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$462,385	$990,671

Basic weighted-average number of common shares outstanding	29,422,076	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,422,076	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.016	$0.034
Diluted	$0.016	$0.034

	Six Months Ended June 30,
	2019	2018
Amounts attributable to CUIS shareholders	$2,485,106	$1,330,612
Less: Amount attributable to the participating preferred shareholders	(81,647)	(44,987)
Amounts attributable to CUIS common shareholders	2,403,459	1,324,974
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$2,403,459	$1,324,974

Basic weighted-average number of common shares outstanding	29,437,288	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,437,288	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.082	$0.045
Diluted	$0.082	$0.045

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

As of June 30, 2019 and December 31, 2018, the Company’s long-term investments consisted the following:

	June 30, 2019	December 31, 2018
Equity investments accounted for the cost method	$1,240,440	$1,257,485
Government bonds held for available-for-sale	98,211	99,834
REITs	1,190,257	1,120,239
Total long-term investments	$2,528,908	$2,477,558

Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

☐	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

☐	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

☐	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Fair Value			Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities (included in other current assets):
Mutual fund	$32,847	$-	$-	$32,847
Long-term investments:
Government bonds (available-for-sale debt securities)	-	98,211	-	98,211
REITs	1,190,257	-	-	1,190,257

	December 31, 2018
	Fair Value			Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities (included in other current assets):
Mutual fund	$30,800	$-	$-	$30,800
Long-term investments:
Foreign government bonds	-	99,834	-	99,834
REITs	1,120,239	-	-	1,120,239

During the six months ended June 30, 2019, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs – The fair value of the mutual fund and REITs is valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in Taipei Exchange.

The amortized cost of the investment in government bonds is $97,265 and $98,732 as of June 30, 2019 and December 31, 2018, respectively. The government bonds will mature on March 17, 2021.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of June 30, 2019 and December 31, 2018, approximately $2,042,000 and $1,751,000 of the Company’s cash and cash equivalents, time deposits, restricted cash equivalents and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $47,632,000 and $44,289,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2019 and 2018, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended June 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$4,264,924	20%	$4,312,106	21%
Taiwan Life Insurance Co., Ltd.	4,169,768	19%	2,401,545	12%
TransGlobe Life Insurance Inc.	2,187,382	10%	2,533,169	13%

For the six months ended June 30, 2019 and 2018, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six Months Ended June 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Farglory Life Insurance Co., Ltd.	$8,685,344	21%	$9,258,162	25%
Taiwan Life Insurance Co., Ltd.	7,541,011	18%	5,199,281	14%
TransGlobe Life Insurance Inc.	4,975,314	12%	4,362,188	12%

As of June 30, 2019 and December 31, 2018, the Company’s accounts receivable from these companies were:

	June 30, 2019		December 31, 2018
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Farglory Life Insurance Co., Ltd.	$1,850,765	18%	$3,139,404	20%
Taiwan Life Insurance Co., Ltd	1,747,816	17%	2,578,590	17%
TransGlobe Life Insurance Inc.	1,097,136	11%	2,381,181	16%

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS

Cash, cash equivalents and restricted cash equivalents consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash in banks and on hand	$9,268,355	$7,439,057
Cash equivalents – re-purchase bonds	-	-
Cash equivalents – commercial paper	-	654,006
Time deposits – with original maturities less than three months (see Note 4)	-	8,570,879
	9,268,355	16,663,942
Restricted cash equivalents	-	3,320,802
Restricted cash – noncurrent	145,654	655,027
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$9,414,009	$20,639,771

On March 27, 2019, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $1,296,642 (NTD 40,000,000) with 0.48% interest rate per annum. The re-purchase bonds were due in April 2019. As of June 30, 2019, the re-purchase bonds held by the Company was nil.

On December 14, 2018, the Company purchased a commercial paper of $654,006 (NTD 19,989,649) with 0.70% interest rate annum and with the maturity date of January 10, 2019. As of June 30, 2019, the Company did not hold any commercial paper.

As of June 30, 2019 and December 31, 2018, the Company had short-term restricted cash equivalents of nil and $3,320,802 (NTD101,500,000), which were time deposits with original maturities less than three months and pledged to satisfy the requirements of certain debt agreements.

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission of PRC, and a trust account held for the bonus accrued for Law Broker’s general manager.

NOTE 4 – TIME DEPOSITS

	June 30, 2019	December 31, 2018
Total time deposits	$39,952,878	$34,311,043
Less: Time deposits – with original maturities less than three months (see Note 3)	-	(8,570,879)
Time deposits – original maturities over three months but less than one year	$39,952,878	$25,740,164

Time Deposits Pledged as Collateral

As of June 30, 2019 and December 31, 2018, the Company had time deposits of $5,652,979 and $5,404,889 out of total $39,952,878 and $34,311,043, respectively, pledged as collateral for short-term loans (see Note 5).

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Credit facility, FEIB	$-	$2,000,000
Credit facility, O-Bank	3,827,378	3,600,000
Credit facility, CTBC	1,500,000	1,000,000
Credit facility, KGI	1,613,690	1,600,000
Subtotal	6,941,068	8,200,000
Current portion of long-term loans (Note 9)	-	235,587
Total short-term loans	$6,941,068	$8,435,587

The Company entered into credit agreements with several commercial banks as follows:

☐	Far Eastern International Bank (“FEIB”): In September 2017, the Company entered into a line of credit agreement with FEIB. The line of credit was renewed on October 26, 2018 and matures on September 21, 2019. Borrowings under the agreement bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. On December 7, 2018, the Company borrowed $2,000,000 with interest at a rate of 3.95% per annum. The Company paid off the borrowing in January 2019.

☐

O-Bank Co., Ltd. (“O-Bank”): The Company had a revolving credit facility in amount of $4,000,000 with O-Bank. The maturity date of the revolving credit facility is September 3, 2019. Borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. On December 7 and December 25, 2018, the Company drew down borrowings of $2,400,000 and $1,200,000, with interest at a rate of 3.60% and 3.75% per annum, respectively. These amounts were paid off in January of 2019. On April 30, 2019, the Company drew down $600,000 with interest at a rate of 3.37% per annum. The borrowing was outstanding as of June 30, 2019 and secured by a total amount of $677,749 (NTD 21,000,000) of time deposit.

In September 2018, Law Broker entered into a credit agreement with O-Bank and the agreement provides for a $3,227,378 (NTD 100,000,000) revolving credit facility from September 4, 2018 to September 3, 2019. Borrowings under this agreement bear interest at the TAIFX3 rate plus a margin of 0.75%. As of June 30, 2019, the revolving credit facility was fully drawn down with an interest rate of 1.49% and secured by a total amount of $3,227,378 (NTD 100,000,000) of time deposits. On July 3, 2019, O-Bank agreed to extend the maturity date of the borrowing to December 26, 2019 with an interest rate of 1.50% per annum.

☐

CTBC Bank Co., Ltd. (“CTBC”): The Company has a revolving credit facility in amount of $1,500,000 with CTBC. The maturity date of the revolving credit facility is August 31, 2019. Borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. On December 28, 2018, the Company drew down $1,000,000 with interest at a rate of 4.10% per annum and the amount was paid off in February of 2019. From February to March 2019, the Company drew down a total borrowing of $1,200,000 with interest at a rate of 3.75% per annum and these amounts were paid off in May 2019. In April 2019, the Company drew down a total borrowing of $150,000 with interest at a rate of 3.65% per annum and the amounts were paid off in May 2019. In May 2019, the Company drew down a total borrowing of $1,500,000 again with a maturity date of July 31, 2019. The interest rate was 3.75% per annum. On July 31, 2019, the interest rate was lowered to 3.65% per annum.  Law Broker is the guarantor of the credit facility.

In August 2018, Law Broker entered into a credit agreement with CTBC providing for a $3,227,378 (NTD 100,000,000) revolving credit facility. On January 4, 2019, Law Broker borrowed $3,227,378 with an interest rate of 1.55%. The amount was paid off by Law Broker in April 2019.

☐

KGI Commercial Bank Co., Ltd. (“KGI”): On September 19, 2018, the Company was approved for a line of credit agreement with KGI, pursuant to which the Company has a revolving credit facility of $1,600,000 from October 26, 2018 to October 26, 2019. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. On December 27, 2018, the Company drew down a borrowing of $1,600,000 with interest at a rate of 3.41% per annum. The Company paid off the borrowing in January of 2019.

In August 2018, Law Broker entered into a credit agreement with KGI providing for a $1,613,690 (NTD 50,000,000). On January 7, 2019, the revolving credit facility was fully drawn down by Law Broker. The revolving credit facility matures on July 3, 2019 and bears an interest rate of 1.52%. On July 3, 2019, KGI agreed to extend the maturity date of the borrowing to November 21, 2019 and reduced the interest rate to 1.66% per annum. As of June 30, 2019, $1,613,690 loan was outstanding under the credit line secured by a time deposit of $1,747,852 (RMB 12,000,000).

Total interest expenses for short-term loans incurred were $46,724 and $17,689, respectively, for the three months ended June 30, 2019 and 2018, and were $80,143 and $36,705 for the six months ended June 30, 2019 and 2018.

NOTE 6 – INCOME TAX PAYABLE

The Company’s income tax payable consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Taiwan Tax	$1,665,255	$1,416,540
U.S.A. Tax (Note 14)	1,035,371	1,131,307
PRC Tax	-	7,590
Hong Kong Tax	77,918	51,032
Total income tax payable	$2,778,544	$2,606,469
Less: current portion	(1,867,157)	(1,599,146)
Income tax payable-noncurrent (Note 14)	$911,387	$1,007,323

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Taiwan	$7,545,702	$7,602,595
PRC	528,563	411,885
Hong Kong	-	-
Total commissions payable to sales professionals	$8,074,265	$8,014,480

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Unearned revenue - current	1,360,446	1,028,256
Accrued business tax and tax withholdings	868,123	893,391
Accrued bonus	2,117,416	2,320,445
Payroll payable and other benefits	1,092,157	1,360,790
Other accrued liabilities	747,470	1,745,959
Total other current liabilities	$6,185,612	$7,348,841

See Note 10 for additional information on current liabilities related to AIA International Limited Taiwan Branch (“AIATW”).

NOTE 9 – LONG-TERM LOANS

The Company’s long-term loans consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Loan A, interest at 8% per annum, maturity date May 15, 2019	$-	$123,611
Loan B, interest at 8% per annum, maturity date July 20, 2019	-	111,976
Total loans	-	235,587
Less: current portion (Note 5)	-	(235,587)
Total long-term loans	$-	$-

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. As of June 30, 2019 and December 31, 2018, the outstanding balance of Loan A were nil and $123,611 (RMB 850,000), respectively. Loan A bears an interest rate of 8% per annum and interest is payable annually. The Company paid off the total outstanding loan balance and accrued interest in May 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. As of June 30, 2019 and December 31, 2018, the outstanding balance of Loan B were nil and $111,976 (RMB 770,000), respectively. Loan B bears an interest rate of 8% per annum and interest is payable annually. The Company paid off the total outstanding loan balance and accrued interest in May 2019.

NOTE 10 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Unearned revenue – AIATW	$1,521,478	$2,056,513
Due to previous shareholders of AHFL	480,559	480,559
Accrued bonus for Ms. Chao (Note 15)	100,740	-
Total other liabilities	$2,102,777	$2,537,072

Unearned revenue – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose to which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee approximately $8,068,446 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

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

The following table presents the amounts recognized as revenue and the refunded for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount		Revenue VAT Amount		Refund Amount		Refund VAT Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	27,137,958 (1)	NTD	1,356,898	NTD	20,481,090(1)	NTD	1,024,054
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	12,855,000 (2)	NTD	642,750	NTD	20,478,333(2)	NTD	1,023,917
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	12,628,201 (3)	NTD	631,410	NTD	18,800,370(3)	NTD	940,019
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	11,228,600 (4)	NTD	561,429	NTD	20,199,971(4)	NTD	1,010,000
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000	NTD	9,979,127 (5)	NTD	498,956	NTD	21,449,445(5)	NTD	1,072,472
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000	NTD	-	NTD	-	NTD	-	NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000	NT	-	NTD	-	NTD	-	NTD	-
TOTAL		NTD	250,000,000	NTD	73,828,886	NTD	3,691,443	NTD	101,409,209	NTD	5,070,462

(1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is difference from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD27,137,958), net of Value-Added Tax (“VAT”). On December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year.
(2)	For the year ended December 31, 2017, the Company recognized the second contract year’s revenue amount of $422,883 (NTD12,855,000), net of VAT, and refunded the amount of $690,537 (NTD20,478,333), net of VAT, for the same contract period.
(3)	For the year ended December 31, 2017, the Company estimated to recognize the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refunded the amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
(4)	For the year ended December 31, 2018, the Company estimated to recognize the fourth contract year’s revenue amount of $391,223 (NTD11,788,229), net of VAT, and refunded the amount of $651,816 (NTD19,640,341), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency. The revenue recorded and refund amounts were trued up to $412,230 (NTD 12,068,571) and $661,286 (NTD 19,360,000), respectively, for the year ended December 31, 2018 based on notice received from AIATW.
(5)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2019 and calculated the revenue amount to be $322,322 (NTD 9,979,127) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $81,836 (NTD 2,533,651) and $87,330 (NTD 2,599,536), net of VAT, for the three months ended June 30, 2019 and 2018, and $161,161 (NTD 4,989,563) and $157,008 (NTD 4,639,443) , net of VAT, for the six months ended June 30, 2019 and 2018 related to this agreement. As of June 30, 2019 and December 31, 2018, the Company had non-current portion of unearned revenue of $1,521,478 and $2,056,513, respectively, and amounts in other current liabilities of $1,360,446 and $1,028,256, respectively, related to the Alliance Agreement.

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

Accrued bonus for Ms. Chao

As of June 30, 2019 and December 31, 2018, the Company had current accrued bonus of $651,567 and $597,631, and noncurrent accrued bonus of $100,740 and nil, respectively. Please see details of the accrued bonus for Ms. Chao in Note 16.

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

The Company considers the contracts with insurance companies contain one performance obligation and consideration should be recorded when performance obligation is satisfied at point in time. The amount of revenue to be recognized when the insurance policy is effective includes first year commission and other contingent commission that a significant reversal of revenue would not occur in the subsequent periods. When other contingent commission could not be determined if a significant reversal of revenue would occur, the Company recognizes the commission after receiving insurance companies’ notice.

For the three months ended June 30, 2019 and 2018, the Company recorded revenue of $21,756,468 and $20,175,337, respectively. For the six months ended June 30, 2019 and 2018, the Company recorded revenue of $41,183,142 and $37,664,717, respectively. Disaggregation information of revenue is disclosed in Note 17.

Contract balance

	June 30, 2019	December 31, 2018
Accounts receivable	$10,129,086	$15,332,355
Contract assets – current	1,893,144	-
Unearned revenue – current (Note 8)	1,360,446	1,028,256
Unearned revenue – noncurrent (Note 10)	1,521,478	2,056,513

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

NOTE 12 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to six years. We determine if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. We record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities include renewal options that are reasonably certain to be exercised and termination options that are reasonably certain not to be exercised. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The Company recorded operating lease cost of $722,013 and $1,374,743 for the three and six months ended June 30, 2019, respectively.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of June 30, 2019, operating lease right-of-use assets and lease liabilities were as follows:

June 30, 2019
Operating lease right-of-use assets	$4,413,436
Operating lease liabilities – current	1,954,324
Operating lease liabilities – noncurrent	2,280,673

Lease term and discount rate

June 30, 2019
Weighted average remaining lease term
Operating lease	2.49 years
Weighted average discount rate
Operating lease	3.07%

Supplemental cash flow information related to leases

June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$1,338,792

The minimum future lease payments as of June 30, 2019 are as follows:

Amount
2019 (reminder of year)	$1,130,998
2020	1,810,703
2021	1,088,995
2022	250,697
2023	116,627
Thereafter	87,231
Total minimum lease payments	4,485,251
Less: Interest	(250,254)
Present value of future minimum lease payments	$4,234,997

NOTE 13 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following as of June 30, 2019 and December 31, 2018:

Name of Entity	% of Non- controlling Interest	December 31, 2018	Acquisition	Net Income (Loss)	Other Comprehensive Income (Loss)	June 30, 2019
Law Enterprise	34.05%	$(72,557)	$-	$(70,759)	$(9,802)	$(153,118)
Law Broker	34.05%	16,149,662	-	1,455,663	(209,996)	17,395,329
PFAL	49.00%	436,742	-	103,945	1,014	541,701
Ilife	6.25%	-	30,150	(1,532)	-	28,618
Uniwill	6.25%	-	-	(60)	-	(60)
MKI	49.00%	(2,630)	-	(514)	-	(3,144)
PA Taiwan	49.00%	(157,762)	-	(530)	(149)	(158,441)
PTC Nanjing	49.00%	(2,411)	-	(37)	11	(2,437)
Total		$16,351,044	$30,150	$1,486,176	$(218,922)	$17,648,448

Name of Entity	% of Non- controlling Interest	December 31, 2017	Net Income (Loss)	Other Comprehensive Income (Loss)	December 31, 2018
Law Enterprise	34.05%	$(243,240)	$193,308	$(22,625)	$(72,557)
Law Broker	34.05%	13,900,341	2,655,344	(406,023)	16,149,662
PFAL	49.00%	228,079	208,918	(255)	436,742
MKI	49.00%	(2,117)	(513)	-	(2,630)
PA Taiwan	49.00%	(145,442)	(11,789)	(531)	(157,762)
PTC Nanjing	49.00%	(1,965)	(26)	(420)	(2,411)
Total		$13,735,656	$3,045,242	$(429,854)	$16,351,044

NOTE 14 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	-%	1%
Income tax on undistributed earnings	4%	4%
Loss in subsidiaries	7%	(1)%
Un-deductible and non-taxable items	1%	(4)%
True up of prior year income tax	(8)%	(44)%
Withholding tax	-%	41%
Effective tax rate	24%	17%

	Six Months Ended June 30,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	1%	1%
Income tax on undistributed earnings	4%	4%
Loss in subsidiaries	2%	-
Un-deductible and non-taxable items	-	(1)%
True up of prior year income tax	(2)%	4%
Withholding tax	-%	16%
Effective tax rate	25%	44%

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

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,199,195 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the six months ended June 30, 2018. As of June 30, 2019 and December 31, 2018, the Company had current income tax payable of $123,984 and $95,936 and noncurrent income tax payable of $911,387 and $1,007,323.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three and six months ended June 30, 2019 and 2018, no GILTI tax obligation existed and the GILTI tax expense was nil.

NOTE 15 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarizes the Company’s loans payable to related parties as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Due to Mr. Mao (Principal shareholder of the Company)*	$391,911	$391,311
Mr. Zhu (Legal Representative of Jiangsu Law)	2,017	597,631
Ms. Lu (Shareholder of Law Anhou)	86,328	7,623
Accrued bonus for Ms. Chao (CEO of Lawbroker)	752,306	-
Total due to related parties	1,232,562	996,565

Less: Accrued bonus for Ms. Chao – noncurrent (Note 10)	100,740	-
Total	$1,131,822	$996,565

*Amounts due to Mr. Mao bear no interest and are payable on demand.

Advisory Agreements

On December 7, 2016, the Company entered into an advisory agreement with Mr. Fu Chang Li, the Director of the Company. Pursuant to this Advisory Agreement, Mr. Li provided investment consulting services to the Company from December 7, 2016 to December 6, 2017. On December 7, 2017, both parties agreed to extend this advisory agreement from December 7, 2017 to December 6, 2018. The total advisory fee was approximately $60,977 (NTD1,800,000). For the three and six months ended June 30, 2019 and 2018, the Company recognized $29,219 and $30,006, respectively, general and administrative expenses in connection to this advisory agreement.

Consulting Agreement

On November 1, 2016, the Company entered into a consulting agreement with Apex pursuant to which the Company would provide administrative operational consulting services to Apex from November 1, 2016 through December 31, 2021. As of June 30, 2019 and December 31, 2018, the Company had accounts receivable amounted of $3,711 and nil, respectively. The Company also recognized the revenue of $3,535 and $8,089 for the three months ended June 30, 2019 and 2018, respectively, and $3,535 and $24,842 for the six months ended June 30, 2019 and 2018, respectively.

NOTE 16 – COMMITMENTS

Operating lease

See future minimum annual lease payments in Note 12.

Pledged securities

See time deposits pledged as collateral for short-term loans in Note 5.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and six months ended June 30, 2019, $36,630 and $36,630 compensation expenses including bonus were incurred under the agreement.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the three and six months ended June 30, 2019, the Company has recorded the performance bonus of $135,863 and $162,906 under the engagement agreement, respectively.

NOTE 17 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,
	2019	2018
Geographical Areas
Revenue
Taiwan	$19,012,300	$16,998,019
PRC	2,516,983	3,166,721
Hong Kong	227,714	41,085
Elimination adjustment	(529)	(30,488)
Total revenue	$21,756,468	$20,175,337

Income (loss) from operations
Taiwan	$140,328	$1,413,390
PRC	248,221	208,513
Hong Kong	162,136	(42,698)
Elimination adjustment	37,624	31,106
Total income from operations	$588,309	$1,610,311

Net income (loss)
Taiwan	$360,103	$1,638,309
PRC	247,483	220,936
Hong Kong	138,277	(42,756)
Elimination adjustment	6,565	(944)
Total net income	$752,428	$1,815,545

The geographical distributions of the Company’s financial information for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30,
	2019	2018
Geographical Areas
Revenue
Taiwan	$35,983,417	$31,738,791
PRC	4,784,299	5,875,342
Hong Kong	422,909	81,072
Elimination adjustment	(7,483)	(30,488)
Total revenue	$41,183,142	$37,664,717

Income (loss) from operations
Taiwan	$3,930,406	$4,593,112
PRC	279,805	281,703
Hong Kong	247,345	(52,782)
Elimination adjustment	70,177	66,336
Total income from operations	$4,527,733	$4,888,369

Net income (loss)
Taiwan	$3,485,991	$2,893,777
PRC	266,851	289,404
Hong Kong	212,133	(53,805)
Elimination adjustment	6,307	691
Total net income	$3,971,282	$3,130,067

The geographical distribution of the Company’s financial information as of June 30, 2019 and December 31, 2018 were as follows:

	June 30, 2019	December 31, 2018
Geographical Areas
Long-lived assets
Taiwan	$1,080,957	$1,092,576
PRC	134,298	102,383
Hong Kong	700	736
Elimination adjustment	(1,315)	-
Total long-lived assets	$1,214,640	$1,195,695

Reportable assets
Taiwan	$120,720,802	$100,220,270
PRC	12,713,984	11,796,388
Hong Kong	1,249,218	1,015,400
Elimination adjustment	(60,886,994)	(44,150,214)
Total reportable assets	$73,797,010	$68,881,844

Capital investment
Taiwan	$208,965	$641,873
PRC	52,137	53,158
Hong Kong	-	997
Total capital investments	$261,102	$696,028

NOTE 18 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On July 16, 2019, the Company drew down $2,500,000 from FEIB with an interest rate of 3.42% per annum and $600,000 from KGI with an interest rate of 3.22% per annum.

On July 22, 2019, the Company paid $32,227 (NTD 1,000,000) to the original shareholders of Ilife to purchase the remaining 6.25% ownership interest. After the transaction, the Company owned 100% of Ilife.

The Company entered into a revolving credit line agreement in amount of $1,000,000 with E. Sun Bank (“E. Sun"). The maturity date of the revolving credit line is April 2, 2020. The Company has not drawn down any borrowings from E. Sun.

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

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and People’s Republic of China (“PRC”). The Company also provides reinsurance brokerage services and insurance consulting services in Hong Kong and Taiwan. The percentage of reinsurance brokerage services and insurance consulting services is about 1% of our total revenue. The insurance products that the Company’s subsidiaries sell are underwritten by some of leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total net revenue from Taiwan life insurance products accounted for 81.20% and 77.90% of total net revenue for the three months ended June 30, 2019 and 2018, respectively. Total net revenue from PRC life insurance products accounted for 10.45% and 15.37% of total net revenue for the three months ended June 30, 2019 and 2018, respectively.

Total net revenue from Taiwan life insurance products accounted for 80.93% and 77.81% of total net revenue for the six months ended June 30, 2019 and 2018, respectively. Total net revenue from PRC life insurance products accounted for 10.91% and 15.17% of total net revenue for the six months ended June 30, 2019 and 2018, respectively.

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

Total net revenue from Taiwan property and casualty insurance products accounted for 5.71% and 5.69% of total net revenue for the three months ended June 30, 2019 and 2018, respectively. Total net revenue from Taiwan property and casualty insurance products accounted for 5.98% and 5.87% of total net revenue for the six months ended June 30, 2019 and 2018, respectively.

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

Leases

We adopted the new lease standard as of January 1, 2019 using a modified retrospective transition with no adjustment to its comparative periods in the year of transition. The Company has operating leases for its offices. We determine if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. For leases with an initial terms greater than 12 months, we record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities renewal and termination options that are reasonably certain to be exercised. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Overview of the three months ended June 30, 2019 and 2018

The following table shows the results of operations for the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$21,756,468	$20,175,337	$1,581,131	8%
Cost of revenue	16,235,356	13,696,717	2,538,639	19%
Gross profit	5,521,112	6,478,620	(957,508)	-15%
Gross profit margin	25%	32%	-7%	-22%

Operating expenses:
Selling	508,323	789,400	(281,077)	-36%
General and administrative	4,424,480	4,078,909	345,571	8%
Total operating expenses	4,932,803	4,868,309	64,494	1%

Income from operations	588,309	1,610,311	(1,022,002)	-63%

Other income (expenses):
Interest income	130,015	127,171	2,844	2%
Interest expenses	(46,561)	(28,395)	(18,166)	64%
Dividend income	310,623	361,571	(50,948)	-14%
Other - net	12,756	114,267	(101,511)	-89%
Total other income (expenses)	406,833	574,614	(167,781)	-29%

Income before income taxes	995,142	2,184,925	(1,189,783)	-54%
Income tax expense	242,714	369,380	(126,666)	-34%

Net income	752,428	1,815,545	(1,063,117)	-59%
Net income attributable to the noncontrolling interests	274,327	791,238	(516,911)	-65%
Net income attributable to parent’s shareholders	$478,101	$1,024,307	$(546,206)	-53%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. For the three months ended June 30, 2019 and 2018, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

	Three months ended June 30, 2019	Three months ended June 30, 2018
Geographical Areas
Revenue
Taiwan	$19,012,300	$16,998,019
PRC	2,516,983	3,166,721
Hong Kong	227,714	41,085
Elimination adjustment	(529)	(30,488)
Total Revenue	$21,756,468	$20,175,337

During the three months ended June 30, 2019, 87.4%, 11.6% and 1.0% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended June 30, 2018, 84.3%, 15.7% and 0.2% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Overall revenue increased by $1,581,131 or 8% from $20,175,337 for the three months ended June 30, 2018 to $21,756,468 for the three months ended June 30, 2019 mainly due to the increase in the revenue earned from Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) in the Taiwan segment. The total revenue earned from Taiwan Life increased by $1,768,223 from $2,401,545 for the three months ended June 30, 2018 to $4,169,768 for the three months ended June 30, 2019 and the increase was due to a surge in the sales of long-term care products. The long-term care products provided more favorable terms to individual customers and the customers took advantage of the opportunity to lock in the policy before it was discontinued by Taiwan Life in June 2019.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended June 30, 2019 increased by $2,538,639 or 19%, to $16,235,356 compared to $13,696,717 for the three months ended June 30, 2018.

This increase was primarily due to the increase of direct commission cost as a result of first year commission earned from insurance companies and Commission 2.0, which divides sales targets into smaller and more attainable targets to improve the achievement rate. As a result, cost of revenue increased more than the proportional increase of revenue.

The gross profit for the three months ended June 30, 2019 decreased by $957,508 or 15%, to $5,521,112 compared to $6,478,620 for the three months ended June 30, 2018. The gross profit ratio decreased to 25% for the three months ended June 30, 2019 from 32% for the three months ended June 30, 2018. The decrease was because the majority of the insurance policies related to the products to be discontinued had not been underwritten by insurance companies at the period ended June 30, 2019. The commission revenue from selling the insurance policies has not been recognized but the associated cost to sales professional was incurred.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the three months ended June 30, 2019 decreased by $281,077 or 36%, to $508,323, compared to $789,400 for the three months ended June 30, 2018. The decrease was mainly because the advertising expenses associated with an online reality show were incurred in 2018, and the Company did not incur related expenses so far in 2019.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the three months ended June 30, 2019, G&A expenses were $4,424,480, an increase of $345,571 or 8%, compared with $4,078,909 for the three months ended June 30, 2018. The increase in the G&A expense was resulted from the spending in the improvements of online and web platforms and business system in Law Broker in the second quarter of 2019.

Other income (expenses)

Other income for the three months ended June 30, 2019 was $406,833, a decrease of $167,781 or 29%, compared with $574,614 for the three months ended June 30, 2018. Other income (expense) mainly consisted of interest income, interest expenses, dividend income, other income, gain on valuation of financial assets and gain on foreign exchange. Compared with the three months ended June 30, 2018, net other income decreased primarily due to loss on foreign exchange caused by the depreciation of the NTD and RMB.

Income tax expense

For the three months ended June 30, 2019, income tax expense was $242,714, a decrease of $126,666, or 34%, compared with $369,380 for the three months ended June 30, 2018. The decrease in tax expense aligned with the decrease in income.

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

Overview of the six months ended June 30, 2019 and 2018

The following table shows the results of operations for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
	(Unaudited)	(Unaudited)	Change	Percent

Revenue	$41,183,142	$37,664,717	$3,518,425	9%
Cost of revenue	27,430,430	23,318,420	4,112,010	18%
Gross profit	13,752,712	14,346,297	(593,585)	-4%
Gross profit margin	33%	38%	-5%	-12%

Operating expenses:
Selling	996,943	1,427,398	(430,455)	-30%
General and administrative	8,228,036	8,030,530	197,506	2%
Total operating expenses	9,224,979	9,457,928	(232,949)	-2%

Income from operations	4,527,733	4,888,369	(360,636)	-7%

Other income (expenses):
Interest income	218,488	224,792	(6,304)	-3%
Interest expenses	(80,143)	(51,249)	(28,894)	56%
Dividend income	310,623	361,571	(50,948)	-14%
Other - net	314,682	194,505	120,177	62%
Total other income (expenses)	763,650	729,619	34,031	5%

Income before income taxes	5,291,383	5,617,988	(326,605)	-6%
Income tax expense	1,320,101	2,487,921	(1,167,820)	-47%

Net income	3,971,282	3,130,067	841,215	27%
Net income attributable to the noncontrolling interests	1,486,176	1,760,106	(273,930)	-16%
Net income attributable to parent’s shareholders	$2,485,106	$1,369,961	$1,115,145	81%

Revenue

For the six months ended June 30, 2019 and 2018, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographical Areas	Six months ended June 30, 2019	Six months ended June 30, 2018
Revenue
Taiwan	$35,983,417	$31,738,791
PRC	4,784,299	5,875,342
Hong Kong	422,909	81,072
Elimination adjustment	(7,483)	(30,488)
Total Revenue	$41,183,142	$37,664,717

During the six months ended June 30, 2019, 87.4%, 11.6% and 1.0% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the six months ended June 30, 2018, 84.3%, 15.6% and 0.2% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Overall revenue increased by $3,518,425 or 9% from $37,664,717 for the six months ended June 30, 2018 to $41,183,142 for the six months ended June 30, 2019 mainly due to the increase in the revenue earned from Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) and TransGlobe Life Insurance Inc. (“TransGlobe”) in the Taiwan segment.

The total revenue earned from Taiwan Life increased by $2,341,730 from $5,199,281 for the six months ended June 30, 2018 to $7,541,011 for the six months ended June 30, 2019 and the total revenue earned from TransGlobe increased by $613,126 from $4,362,188 for the six months ended June 30, 2018 to $4,975,314 for the six months ended June 30, 2019. The increase was due to a surge in the sales of long-term care products. The long-term care products provided more favorable terms to individual customers was discontinued in June 2019 and the customers took advantage of the opportunity to lock in the policy prior to June 30, 2019.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the six months ended June 30, 2019 increased by $4,112,010 or 18%, to $27,430,430 compared to $23,318,420 for the six months ended June 30, 2018.

This increase was primarily due to the increase of direct commission cost as a result of first year commission earned from insurance companies and Commission 2.0, which divides sales targets into smaller and more attainable targets to improve the achievement rate. As a result, cost of revenue increased more than the proportional increase of revenue.

The gross profit for the six months ended June 30, 2019 decreased by $593,585 or 4%, to $13,752,712 compared to $14,346,297 for the six months ended June 30, 2018. The gross profit ratio decreased to 33% for the six months ended June 30, 2019 from 38% for the six months ended June 30, 2018. The decrease was because the majority of the insurance policies related to the products to be discontinued had not been underwritten by insurance companies at the period ended June 30, 2019. The commission revenue from selling the insurance policies has not been recognized but the associated cost to sales professional was incurred.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the six months ended June 30, 2019 decreased by $430,455 or 30%, to $996,943, compared to $1,427,398 for the six months ended June 30, 2018. The decrease was mainly because the advertising expenses associated with an online reality show were incurred in 2018, and the Company did not incur related expenses in 2019.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the six months ended June 30, 2019, G&A expenses were $8,228,036, an increase of $197,506 or 2%, compared with $8,030,530 for the six months ended June 30, 2018. The G&A expense relatively remained the same during 2019 compared to the same period in 2018.

Other income (expenses)

Other income for the six months ended June 30, 2019 was $763,650, an increase of $34,031 or 5%, compared with $729,619 for the six months ended June 30, 2018. Other income (expense) mainly consisted of interest income, interest expenses, dividend income, other income, gain on valuation of financial assets and gain on foreign exchange. Compared with the six months ended June 30, 2018, the increase in net other income was due to the valuation gains on mutual fund and REITs during the six months ended June 30, 2019.

Income tax expense

For the six months ended June 30, 2019, income tax expense was $1,320,101, a decrease of $1,167,820, or 47%, compared with $2,487,921 for the six months ended June 30, 2018. The decrease was mainly due to the recognition of a one-time transition tax of $1,199,195 imposed on accumulated earnings of foreign subsidiaries for the six months ended June 30, 2018.

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

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash (used in) provided by investing activities, and net cash provided by financing activities for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change	Percent
Net cash provided by operating activities	$5,284,157	$5,001,821	282,336	6%
Net cash used in investing activities	(14,893,756)	(7,989,544)	(6,904,212)	86%
Net cash (used in) provided by financing activities	(1,406,490)	286,061	(1,692,551)	-592%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2019 was $5,284,157 in comparison with net cash of $5,001,821 provided by operating activities during the six months ended June 30, 2018. The increase was mainly due to a strong business performance, resulting in higher net income for the six months ended June 30, 2019 compared with that of the same period in 2018.

 Investing activities

Net cash used in investing activities was $14,893,756 during the six months ended June 30, 2019 in comparison with net cash of $7,989,544 used in investing activities for the six months ended June 30, 2018. This resulted from the Company’s investment of its excess cash in time deposits in 2019, leading to cash outflows from investing activities.

Financing activities

Net cash used in financing activities was $1,406,490 during the six months ended June 30, 2019 in comparison with net cash of $286,061 provided by financing activities during the same period of 2018. The negative cash flows from the financing activities was mainly due to the repayments of $13,218,762 for bank loans but partially offset by the proceeds of 11,724,905 during the six months ended June 30, 2019.

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

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Due to related parties

The following summarizes the Company’s payable to related parties as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Due to Mr. Mao (Principal shareholder of the Company)*	$391,911	$391,311
Mr. Zhu (Legal Representative of Jiangsu Law)	2,017	597,631
Ms. Lu (Shareholder of Law Anhou)	86,328	7,623
Accrued bonus for Ms. Chao (CEO of Lawbroker)**	752,306	-
Total due to related parties	1,232,562	996,565

Less: Accrued bonus for Ms. Chao – noncurrent	100,740	-
Total	$1,131,822	$996,565

*Amounts due to Mr. Mao bear no interest and are payable on demand.

** Accrued bonus for Ms. Chao is associated with an engagement agreement signed between Law Broker and Hui-Hsien Chao (“Ms. Chao”) on May 10, 2016. In 2019, the engagement agreement with Ms. Chao was renewed and her service period has extended to December 20, 2021. As of June 30, 2019 and December 31, 2018, the Company had current accrued bonus of $651,567 and $597,631, and noncurrent accrued bonus of $100,740 and nil, respectively. Please see details in Contractual Obligations.

Long-term loan

The Company’s long-term loans consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
Loan A, interest at 8% per annum, maturity date May 15, 2019	$-	$123,611
Loan B, interest at 8% per annum, maturity date July 20, 2019	-	111,976
Total loans	-	235,587
Less: current portion	-	(235,587)
Total long-term loans	$-	$-

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. As of June 30, 2019 and December 31, 2018, the outstanding balance of Loan A were nil and $123,611 (RMB 850,000), respectively. Loan A bears an interest rate of 8% per annum and interest is payable annually. The Company paid off the total outstanding loan balance and accrued interest in May 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. As of June 30, 2019 and December 31, 2018, the outstanding balance of Loan B were nil and $111,976 (RMB 770,000), respectively. Loan B bears an interest rate of 8% per annum and interest is payable annually. The Company paid off the total outstanding loan balance and accrued interest in May 2019.

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

In 2019, the engagement agreement with Ms. Chao signed between Law Broker and Hui-Hsien Chao (“Ms. Chao”) on May 10, 2016 was renewed and her service period has extended to December 20, 2021. Pursuant to the engagement agreement, she serves as the general manager of Law Broker and Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension, and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement.

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

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weaknesses identified and described in this Item 9A(a) and 9A(c), respectively.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and all fraud and our disclosure controls and internal controls have been deficient in preventing recent fraud. For further information, please see our amended current report filed with the SEC on January 22, 2019. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, our principal executive officers have determined that our disclosure controls and procedures are not currently effectively at doing so. Notwithstanding, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Remediation Plan Regarding Disclosure Controls and Procedures

We are committed to remediating the control deficiencies described above by implementing changes to our internal control over disclosure controls and procedures. Pursuant to the terms of the SEC Settlement, we have retained an independent corporate monitor who will help us implement changes and improvements in the internal control over disclosure controls and procedures for remediating the control deficiencies. For further information, please see our amended current report filed with the SEC on January 22, 2019.

We are currently evaluating the impact of the deficiency and have taken or are in the process of taking the following actions in conjunction with the independent corporate monitor:

1)	A review and consideration of the implementation of our earlier and revised compliance policies and procedures as they relate to trading in securities issued by us;

2)	A review of our policies and procedures as they relate to our corporate governance;

3)	A review of our policies and procedures as they relate to preclearances granted by us for trading in shares of our common stock; and, until December 31, 2019, the independent corporate monitor will provide oversight over preclearances;

4)	Determining whether policies and procedures are adequate and properly tailored for us;

5)	A review of the education and training program at our company and a consideration of the sufficient scope and appropriate content;

6)	A Review of our monitoring, testing and reporting mechanisms;

7)	A review of our commitment to compliance, including senior management and board-level awareness of compliance issues;

8)	A review of our allocation of resources for the compliance program, including whether resources are sufficient and properly tailored;

9)	Conduct two rounds of in-person interviews of 15-20 company employees and board members in Taiwan each time; and

10)	Provide an interim written report in 120 to 180 days and final written report to the SEC no later than December 31, 2019 that includes a description of the review performed, the conclusions reached, recommendations for changes in or improvements to our policies and procedures, and a procedure for implementing the recommended changes in or improvements to our policies and procedures. The company received the interim written report on June 17, 2019.

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

Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of June 30, 2019, as described below.

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

38

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

China United Insurance Service, Inc.

Date: August 9, 2019	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 9, 2019	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

39