Form 10-Q
period 2019-09-30
China United Insurance Service, Inc.
filed 2019-11-18
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 18, 2019, there are 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$15,450,523	$16,663,942
Time deposits	35,448,840	25,740,164
Restricted cash equivalents	-	3,320,802
Accounts receivable	10,571,604	15,332,355
Contract assets	3,348,094	-
Other current assets	1,470,219	1,155,678
Total current assets	66,289,280	62,212,941

Property and equipment, net	1,285,252	1,195,695
Operating lease assets	4,208,685	-
Intangible assets, net	439,992	575,985
Long-term investments	2,464,067	2,477,558
Restricted cash - noncurrent	140,135	655,027
Other assets	2,727, 227	1,764,638
TOTAL ASSETS	$77,554,638	$68,881,844

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$10,433,222	$8,435,587
Income tax payable - current	1,842,708	1,599,146
Commissions payable to sales professionals	7,156,446	8,014,480
Due to related parties	1,457,665	996,565
Operating lease liabilities – current	1,975,856	-
Other current liabilities	5,246,076	7,348,841
Total current liabilities	28,111,973	26,394,619

Operating lease liabilities - noncurrent	2,095,202	-
Income tax payable - noncurrent	911,387	1,007,323
Other liabilities	1,905,051	2,537,072
TOTAL LIABILITIES	33,023,613	29,939,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 and 29,452,669 issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	294	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	8,056,334	7,299,123
Retained earnings	10,329,276	7,273,227
Accumulated other comprehensive loss	(708,276)	(171,318)
Total stockholders’ equity attribute to parent’s shareholders	25,868,087	22,591,786
Noncontrolling interests	18,662,938	16,351,044
TOTAL STOCKHOLDERS’ EQUITY	44,531,025	38,942,830
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$77,554,638	$68,881,844

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$23,266,852	$16,147,000	$64,449,994	$53,811,717
Cost of revenue	14,374,811	9,653,926	41,805,241	32,972,346

Gross profit	8,892,041	6,493,074	22,644,753	20,839,371

Operating expenses:
Selling	744,429	1,355,033	1,741,372	2,782,431
General and administrative	4,706,802	3,989,414	12,934,838	12,019,944
Total operating expense	5,451,231	5,344,447	14,676,210	14,802,375

Income from operations	3,440,810	1,148,627	7,968,543	6,036,996

Other income (expenses):
Interest income	138,408	78,287	356,896	303,079
Interest expenses	(64,372)	(28,053)	(144,515)	(79,302)
Dividend income	(720)	(4,579)	309,903	356,992
Other - net	(180,560)	(101,993)	134,122	92,512
Total other (expenses) income, net	(107,244)	(56,338)	656,406	673,281

Income before income taxes	3,333,566	1,092,289	8,624,949	6,710,277
Income tax expense	933,985	479,399	2,254,086	2,967,320

Net income	2,399,581	612,890	6,370,863	3,742,957
Less: net income attributable to noncontrolling interests	(1,071,427)	(444,571)	(2,557,603)	(2,204,677)
Net income attributable to parent’s shareholders	1,328,154	168,319	3,813,260	1,538,280

Other comprehensive income (loss)	-
Foreign currency translation loss	(186,331)	(37,001)	(782,667)	(1,150,482)
Other	-	(156)	-	674
Other comprehensive loss	(186,331)	(37,157)	(782,667)	(1,149,808)

Total comprehensive income	2,213,250	575,733	5,588,196	2,593,149
Less: comprehensive income attributable to noncontrolling interests	(1,044,640)	(462,642)	(2,311,894)	(1,822,426)

Comprehensive income attributable to parent’s shareholders	$1,168,610	$113,091	$3,276,302	$770,722

Weighted average shares outstanding
Basic and diluted	29,421,736	29,452,669	29,432,047	29,452,669

Earnings per share attributable to parent’s shareholders
Basic and diluted	$0.044	$0.006	$0.125	$0.051

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance December 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(171,318)	$7,273,227	$22,591,786	$16,351,044	$38,942,830

Appropriation of reserves	-	-	-	-	-	757,211	-	(757,211)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(536,958)	-	(536,958)	(245,709)	(782,667)
Retirement of common stock	(30,933)	(1)	-	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	-	3,813,260	3,813,260	2,557,603	6,370,863

Balance September 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,056,334	$(708,276)	$10,329,276	$25,868,087	$18,662,938	$44,531,025

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance June 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,058,094	$(548,732)	$8,999,362	$24,699,477	$17,648,448	$42,347,925

Appropriation of reserves	-	-	-	-	-	(1,760)	-	1,760	-	-	-
Acquisition of noncontrolling interest	-	-	-	-	-	-	-	-	-	(30,150)	(30,150)
Foreign currency translation loss	-	-	-	-	-	-	(159,544)	-	(159,544)	(26,787)	(186,331)
Net income	-	-	-	-	-	-	-	1,328,154	1,328,154	1,071,427	2,399,581

Balance September 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,056,334	$(708,276)	$10,329,276	$25,868,087	$18,662,938	$44,531,025

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance December 31, 2017	29,452,669	$295	1,000,000	$10	$8,190,449	$5,781,008	$616,019	$6,419,937	$21,007,718	$13,735,656	$34,743,374

Appropriation of reserves	-	-	-	-	-	(41,483)	-	41,483	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(768,002)	-	(768,002)	(382,480)	(1,150,482)
Other comprehensive gain	-	-	-	-	-	-	445	-	445	229	674
Net income	-	-	-	-	-	-	-	1,538,280	1,538,280	2,204,677	3,742,957

Balance September 30, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,739,525	$(151,538)	$7,999,700	$21,778,441	$15,558,082	$37,336,523

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance June 30, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,739,525	$(96,311)	$7,831,381	$21,665,349	$15,095,440	$36,760,789

Foreign currency translation (loss) gain	-	-	-	-	-	-	(55,141)	-	(55,141)	18,140	(37,001)
Other comprehensive loss	-	-	-	-	-	-	(86)	-	(86)	(69)	(156)
Net income	-	-	-	-	-	-	-	168,319	168,319	444,571	612,890

Balance September 30, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$5,739,525	$(151,538)	$7,999,700	$21,778,441	$15,558,082	$37,336,523

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$6,370,863	$3,742,957
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	498,178	465,362
Amortization of bond premium	-	132
Gains on sales of financial assets	(18,970)	-
Loss on valuation of financial assets	(24,296)	130,397
Loss on disposal of property and equipment	20,733	5,522
Loss on debt forgiveness	-	12,744
Deferred income tax	(66,746)	(41,558)
Changes in operating assets and liabilities:
Accounts receivable	4,473,238	5,642,056
Contract assets	(3,304,938)	(2,188,761)
Other current assets	(265,401)	(777,365)
Other assets	(3,126,292)	497,735
Income tax payable	169,161	(442,909)
Commissions payable to sales professionals	(735,625)	(1,386,402)
Other current liabilities	1,146,646	(3,022,297)
Other liabilities	(1,379,390)	(436,690)
Net cash provided by operating activities	3,757,161	2,200,923

Cash flows from investing activities:
Purchases of time deposits	(41,901,757)	(33,790,843)
Proceeds from maturities of time deposits	31,802,019	33,599,616
Purchases of structured deposits	-	(10,779,677)
Proceeds from maturities of structured deposits	-	12,087,077
Purchase of long-term investment – REITs	-	(1,337,876)
Proceeds from repayment of loan receivables	-	1,498,099
Purchase of marketable securities	(315,442)	-
Proceeds from sales of marketable securities	364,748	-
Proceeds from disposals of property and equipment and intangible assets	22,557	-
Purchase of property and equipment	(454,612)	(536,272)
Purchase of intangible assets	(71,568)	(43,827)
Net cash (used in) provided by investing activities	(10,554,055)	696,297

Cash flows from financing activities:
Proceeds from short-term loans	21,539,897	16,700,000
Repayment of short-term loans	(19,542,276)	(16,150,000)
Proceeds from related party borrowings	116,581	482,484
Repayment to related party borrowing	-	(544,476)
Repayment of convertible bonds	-	(200,000)
Net cash provided by financing activities	2,114,202	288,008

Foreign currency translation	(366,421)	(571,369)
Net decrease in cash, cash equivalents and restricted cash	(5,049,113)	2,613,859

Cash, cash equivalents and restricted cash, beginning balance	20,639,771	15,943,564
Cash, cash equivalents and restricted cash, ending balance	$15,590,658	$18,557,423

SUPPLEMENTARY DISCLOSURE:
Interest paid	$151,011	$124,283
Income tax paid	$2,023,938	$3,493,315

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

In May 2019, AHFL entered into an agreement to make capital contributions of $485,909 (NTD15,000,000) to Ilife International Investment Co., Limited (“Ilife”). After the transaction, the Company owned 93.75% of Ilife. In July 2019, AHFL acquired the remaining 6.25% shares of Ilife, which became the Company’s wholly owned subsidiary. The business objective of Ilife is to obtain a non-exclusive license covering certain information technology systems from Law Broker and generate revenues from marketing and making the technologies available to insurance intermediary companies.

On June 4, 2019, Ilife entered into an acquisition agreement with the selling shareholder of Uniwill Insurance Broker Co., Ltd (“Uniwill”), Pursuant to the acquisition agreement, Ilife agreed to pay $14,535 (NTD 450,000) in exchange for the insurance brokerage licenses issued to Uniwill by the Taiwanese government, along with right to the Uniwill company name and $6,455 (NTD 200,000) of legal deposits. The Company has no intention of operating the Uniwill existing brokerage business nor retaining any of its sales personnel. Therefore the Company recognized only the acquisition of assets as part of this transaction.

The corporate structure as of September 30, 2019 is as follows:

Organizational Structure
China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK
Action Holdings Financial Limited (BVI Company)
65.95%
100%
100%
51%
100%
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
100%
100%
Joint Incurance Broker Co., Limited (Taiwan Company)
Prime Asia Co., Limited (Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Prime Management Consulting (Nanjing) Co., Limited
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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2019 and December 31, 2018.

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

	Average Rate for the Nine Months Ended September 30,
	2019		2018
New Taiwan dollar (NTD)	NTD	31.032055	NTD	29.898134
China yuan (RMB)	RMB	6.861782	RMB	6.513683
Hong Kong dollar (HKD)	HKD	7.837965	HKD	7.839811
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	September 30, 2019		December 31, 2018
New Taiwan dollar (NTD)	NTD	31.035195	NTD	30.564919
China yuan (RMB)	RMB	7.135956	RMB	6.876443
Hong Kong dollar (HKD)	HKD	7.839583	HKD	7.831246
United States dollar ($)		$1.000000		$1.000000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by ASC Topic 260, “Earnings Per Share.” Potential common shares consist primarily of convertible bonds calculated using the if-converted method. However, convertible bonds were excluded from the calculation of diluted earnings per common share due to the antidilutive effect. As of September 30, 2019 and December 31, 2018, the Company does not have any outstanding convertible bonds. The antidilutive common share equivalents excluded from the computation were nil for both the three months ended September 30, 2019 and 2018, and were nil and 36,047 for the nine months ended September 30, 2019 and 2018, respectively.

The calculation for basic and diluted EPS is as follows:

	Three Months Ended September 30,
	2019	2018
Amounts attributable to CUIS shareholders	$1,328,154	$168,319
Less: amount attributable to the participating preferred shareholders	(43,658)	(5,527)
Amounts attributable to CUIS common shareholders	1,284,496	162,792
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$1,284,496	$162,792

Basic weighted-average number of common shares outstanding	29,421,736	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,421,736	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.044	$0.006
Diluted	$0.044	$0.006

	Nine Months Ended September 30,
	2019	2018
Amounts attributable to CUIS shareholders	$3,813,260	$1,538,280
Less: amount attributable to the participating preferred shareholders	(125,304)	(50,514)
Amounts attributable to CUIS common shareholders	3,687,956	1,487,766
Effect of dilution	-	-
Income attributable to CUIS common shareholders after dilution	$3,687,956	$1,487,766

Basic weighted-average number of common shares outstanding	29,432,047	29,452,669
Effect of convertible bond	-	-
Diluted weighted-average number of common shares outstanding	29,432,047	29,452,669

Earnings per share attributable to CUIS common shareholders:
Basic	$0.125	$0.051
Diluted	$0.125	$0.051

Long-Term Investments

Long-term investments include government bonds held as available-for-sale, investment in real estate investment trusts (“REITs”) measured at fair value through net income, and equity investments under cost method. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income in the accompanying consolidated balance sheets.

The Company measures equity investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% using cost method, and no changes in fair value is recognized in the income statement.

As of September 30, 2019 and December 31, 2018, the Company’s long-term investments consisted the following:

	September 30, 2019	December 31, 2018
Equity investments under cost method	$1,238,430	$1,257,485
Foreign government bonds held for available-for-sale	97,885	99,834
REITs	1,127,752	1,120,239
Total long-term investments	$2,464,067	$2,477,558

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

The following fair value hierarchy tables present information about the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Fair Value			Carrying
Assets	Level 1	Level 2	Level 3	Value
Long-term investments:
Foreign government bonds (available-for-sale debt securities)	$-	$97,885	$-	$97,885
REITs	1,127,752	-	-	1,127,752

	December 31, 2018
	Fair Value			Carrying
Assets	Level 1	Level 2	Level 3	Value
Marketable securities (included in other current assets):
Mutual fund	$30,800	$-	$-	$30,800
Long-term investments:
Foreign government bonds (available-for-sale debt securities)	-	99,834	-	99,834
REITs	1,120,239	-	-	1,120,239

During the nine months ended September 30, 2019, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs – The fair value of the mutual fund and REITs is valued based on quoted market prices in active markets.

Foreign government bonds – The fair value of government bonds is valued based on theoretical bond price in Taipei Exchange.

The amortized cost of the investment in government bonds is $97,042 and $98,732 as of September 30, 2019 and December 31, 2018, respectively. The government bonds will mature on March 17, 2021.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of September 30, 2019 and December 31, 2018, approximately $2,335,000 and $1,751,000 of the Company’s cash and cash equivalents, time deposits, restricted cash equivalents and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $49,338,000 and $44,289,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended September 30, 2019 and 2018, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended September 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Taiwan Life Insurance Co., Ltd.	$6,048,897	26%	$1,993,854	12%
Farglory Life Insurance Co., Ltd.	3,662,473	16%	4,067,273	25%
TransGlobe Life Insurance Inc.	2,952,262	13%	2,514,042	16%

For the nine months ended September 30, 2019 and 2018, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine Months Ended September 30,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Taiwan Life Insurance Co., Ltd.	$13,589,908	21%	$7,193,135	13%
Farglory Life Insurance Co., Ltd.	12,347,817	19%	13,325,435	25%
TransGlobe Life Insurance Inc.	7,927,576	12%	6,876,230	13%

As of September 30, 2019 and December 31, 2018, the Company’s accounts receivable from these companies were:

	September 30, 2019		December 31, 2018
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
Taiwan Life Insurance Co., Ltd.	$2,669,222	25%	$2,578,590	17%
Farglory Life Insurance Co., Ltd.	1,547,258	15%	3,139,404	20%
TransGlobe Life Insurance Inc.	1,475,880	14%	2,381,181	16%

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

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The adoption of ASC 842 resulted in the recognition of operating lease right-of-use assets of $4.0 million and corresponding operating lease liabilities of $3.7 million as of January 1, 2019 on the consolidated balance sheet. See Note 11 for details.

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS

Cash, cash equivalents and restricted cash equivalents consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Cash and cash equivalents:
Cash in banks and on hand	$15,450,523	$7,439,057
Cash equivalents – commercial paper	-	654,006
Time deposits – with original maturities less than three months (see Note 4)	-	8,570,879
	15,450,523	16,663,942
Restricted cash equivalents	-	3,320,802
Restricted cash – noncurrent	140,135	655,027
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$15,590,658	$20,639,771

On March 27, 2019, the Company and China Bills Finance Corporation entered into a repurchase agreement to purchase re-purchase bonds of $1,296,642 (NTD 40,000,000) with 0.48% interest rate per annum. The re-purchase bonds were due in April 2019. As of September 30, 2019, the re-purchase bonds held by the Company was nil.

On December 14, 2018, the Company purchased a commercial paper of $654,006 (NTD 19,989,649) with 0.70% interest rate annum and with the maturity date of January 10, 2019. As of September 30, 2019, the Company did not hold any commercial paper.

As of September 30, 2019 and December 31, 2018, the Company had restricted cash equivalents of nil and $3,320,802 (NTD101,500,000), which were time deposits with original maturities less than three months and pledged to satisfy the requirements of certain debt agreements.

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for Law Broker’s general manager.

NOTE 4 – TIME DEPOSITS

	September 30, 2019	December 31, 2018
Total time deposits	$35,448,840	$34,311,043
Less: Time deposits – with original maturities less than three months (see Note 3)	-	(8,570,879)
Time deposits – original maturities over three months but less than one year	$35,448,840	$25,740,164

Time Deposits Pledged as Collateral

As of September 30, 2019 and December 31, 2018, the Company had time deposits of $5,580,424 and $5,404,889 out of total $35,448,840 and $34,311,043, respectively, pledged as collateral for short-term loans (see Note 5).

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Credit facility, FEIB	$2,500,000	$2,000,000
Credit facility, O-Bank	3,822,148	3,600,000
Credit facility, CTBC	1,000,000	1,000,000
Credit facility, KGI	3,111,074	1,600,000
Subtotal	10,433,222	8,200,000
Current portion of long-term loans	-	235,587
Total short-term loans	$10,433,222	$8,435,587

The Company entered into credit agreements with several commercial banks as follows:

•	Far Eastern International Bank (“FEIB”): In September 2017, the Company entered into a line of credit agreement with FEIB and borrowings under the revolving credit facility bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. As of September 30, 2019 and December 31, 2018, the outstanding balance of the revolving credit facility were $2,500,000 with an interest rate of 3.42% and $2,000,000 with an interest rate of 3.95%, respectively.

•

O-Bank Co., Ltd. (“O-Bank”): The Company has a revolving credit facility in amount of $4,000,000 with O-Bank, and borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. As of September 30, 2019 and December 31, 2018, the outstanding balance of the revolving credit facility were $600,000 with an interest rate of 3.37% and $3,600,000 with a weighted average interest rate of 3.63%, respectively. The borrowing is secured by a total amount of $676,651 (NTD 21,000,000) of time deposit.

In September 2018, Law Broker entered into a credit agreement with O-Bank and the agreement provides for a $3,222,148 (NTD 100,000,000) revolving credit facility. Borrowings under this agreement bear interest at the TAIFX3 rate plus a margin of 0.75%. As of September 30, 2019, the revolving credit facility was fully drawn down with an interest rate of 1.50%. The credit facility is secured by a total amount of $3,222,148 (NTD 100,000,000) of time deposits.

•

CTBC Bank Co., Ltd. (“CTBC”): The Company has a revolving credit facility in amount of $1,500,000 with CTBC (“CTBC Loan A”), and borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. On December 28, 2018, the Company drew down $1,000,000 with interest at a rate of 4.10% per annum and the amount was paid off in February of 2019. As of September 30, 2019 and December 31, 2018, the Company had the outstanding borrowing of $1,000,000 with an interest rate of 3.44% and $1,000,000 with an interest rate of 3.26% under CTBC Loan A. Law Broker is the guarantor of the credit facility.

In August 2018, Law Broker entered into a credit agreement with CTBC providing for a $3,222,148 (NTD 100,000,000) revolving credit facility (“CTBC Loan B”). As of September 30, 2019, the outstanding loan balance under CTBC Loan B was nil.

•

KGI Commercial Bank Co., Ltd. (“KGI”): In September 2018, the Company was approved for a line of credit agreement with KGI (“KGI Loan B”), pursuant to which the Company has a revolving credit facility of $1,600,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. As of September 30, 2019 and December 31, 2018, the Company had the outstanding borrowing of $1,500,000 with a weighted interest rate of 3.06% and $1,600,000 with an interest rate of 3.41% under KGI Loan B, respectively.

In August 2018, Law Broker entered into another credit agreement with KGI providing for a $1,611,074 (NTD 50,000,000) (KGI Loan A”). On July 3, 2019, the revolving credit facility was fully drawn down by Law Broker and bears an interest rate of 1.66% per annum. $1,611,074 and nil loan balances were outstanding as of September 30, 2019 and December 31, 2018 under KGI Loan A, respectively. The credit facility is secured by a time deposit of $1,681,625 (RMB 12,000,000).

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party with an interest rate of 8% per annum and interest is payable annually. The outstanding balance of Loan A was $123,611 (RMB 850,000) as of December 31, 2018 and the Company paid off the total outstanding loan balance and accrued interest in May 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. Loan B bears an interest rate of 8% per annum and interest is payable annually. The outstanding balance of Loan B was $111,976 (RMB 770,000) as of December 31, 2018 and the Company paid off the total outstanding loan balance and accrued interest in May 2019.

Total interest expenses for short-term loans incurred were $64,273 and $23,239, respectively, for the three months ended September 30, 2019 and 2018, and were $144,416 and $59,944 for the nine months ended September 30, 2019 and 2018.

NOTE 6 – INCOME TAX PAYABLE

The Company’s income tax payable consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Taiwan Tax	$1,613,573	$1,416,540
U.S.A. Tax (Note 13)	1,035,371	1,131,307
PRC Tax	-	7,590
Hong Kong Tax	105,151	51,032
Total income tax payable	$2,754,095	$2,606,469
Less: current portion	(1,842,708)	(1,599,146)
Income tax payable-noncurrent (Note 13)	$911,387	$1,007,323

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Taiwan	$6,778,327	$7,602,595
PRC	378,119	411,885
Hong Kong	-	-
Total commissions payable to sales professionals	$7,156,446	$8,014,480

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Unearned revenue - current	1,459,804	1,028,256
Accrued business tax and tax withholdings	929,662	893,391
Accrued bonus	336,641	2,320,445
Payroll payable and other benefits	667,879	1,360,790
Other accrued liabilities	1,852,090	1,745,959
Total other current liabilities	$5,246,076	$7,348,841

See Note 9 for additional information on current liabilities related to AIA International Limited Taiwan Branch (“AIATW”).

NOTE 9 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Unearned revenue – AIATW	$1,343,938	$2,056,513
Due to previous shareholders of AHFL	480,559	480,559
Accrued bonus for Ms. Chao (Note 14)	80,554	-
Total other liabilities	$1,905,051	$2,537,072

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

The following table presents the amounts recognized as revenue and the refunded for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	4/15/2013 ~ 9/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	1/1/2016 ~ 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	1/1/2017 ~ 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	1/1/2018 ~ 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	1/1/2019 ~ 12/31/2019	NTD	33,000,000	NTD	9,694,710	(5)	NTD	484,736	NTD	21,733,861	(5)	NTD	1,086,693
Sixth	1/1/2020 ~ 12/31/2020	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Seventh	1/1/2021 ~ 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	73,544,469		NTD	3,677,223	NTD	101,693,625		NTD	5,084,683

(1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is difference from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD27,137,958), net of Value-Added Tax (“VAT”). On December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year.
(2)	For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.
(3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
(4)	For the year ended December 31, 2018, the Company recognized the fourth contract year’s revenue amount of $372,650 (NTD11,228,600), net of VAT, and refund amount of $670,389 (NTD 20,199,971), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
(5)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2019 and calculated the revenue amount to be $328,792 (NTD 10,179,446) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $73,691 (NTD 2,281,470) and $92,259 (NTD2,827,107) , net of VAT, for the three months ended September 30, 2019 and 2018, and $234,852 (NTD 7,271,032) and $249,733 (NTD7,466,550) , net of VAT, for the nine months ended September 30, 2019 and 2018 related to this agreement. As of September 30, 2019 and December 31, 2018, the Company had non-current portion of unearned revenue of $1,343,938 and $2,056,513, respectively, and amounts in other current liabilities of $1,459,804 and $1,028,256, respectively, related to the Alliance Agreement.

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

Accrued bonus for Ms. Chao

As of September 30, 2019 and December 31, 2018, the Company had a total accrued bonus of $917,382 and $597,631, which included current accrued bonus of $836,828 and $597,631 and noncurrent accrued bonus of $80,554 and nil, respectively. Please see details of the engagement agreement with Ms. Chao in Note 15.

NOTE 10 – REVENUE

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

For the three months ended September 30, 2019 and 2018, the Company recorded revenue of $23,266,852 and $16,147,000, respectively. For the nine months ended September 30, 2019 and 2018, the Company recorded revenue of $64,449,994 and $53,811,717, respectively. Disaggregation information of revenue is disclosed in Note 16.

Contract balance

	September 30, 2019	December 31, 2018
Accounts receivable	$10, 571,604	$15,332,355
Contract assets – current	3,348,094	-
Unearned revenue – current (Note 8)	1,459,804	1,028,256
Unearned revenue – noncurrent (Note 9)	1,343,938	2,056,513

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment.

NOTE 11 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to six years. We determine if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. We record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities include renewal and termination options that are reasonably certain to be exercised. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

The Company recorded operating lease cost of $701,341 and $2,076,084 for the three and nine months ended September 30, 2019, respectively.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of September 30, 2019, operating lease right-of-use assets and lease liabilities were as follows:

September 30, 2019
Operating lease right-of-use assets	$4,208,685
Operating lease liabilities – current	1,975,856
Operating lease liabilities – noncurrent	2,095,202

Lease term and discount rate

September 30, 2019
Weighted average remaining lease term
Operating lease	2.16 years
Weighted average discount rate
Operating lease	3.01%

Supplemental cash flow information related to leases

September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$2,044,913

The minimum future lease payments as of September 30, 2019 are as follows:

Amount
2019 (reminder of year)	$627,216
2020	1,933,392
2021	1,213,059
2022	320,781
2023	112,208
Thereafter	57,265
Total minimum lease payments	4,263,921
Less: Interest	(192,863)
Present value of future minimum lease payments	$4,071,058

NOTE 12 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following as of September 30, 2019 and December 31, 2018:

Name of Entity	% of Non- controlling Interest	December 31, 2018	Net Income (Loss)	Other Comprehensive Loss	September 30, 2019
Law Enterprise	34.05%	$(72,557)	$(120,610)	$(9,665)	$(202,832)
Law Broker	34.05%	16,149,662	2,507,567	(235,090)	18,422,139
PFAL	49.00%	436,742	178,396	(521)	614,617
MKI	49.00%	(2,630)	(514)	-	(3,144)
PA Taiwan	49.00%	(157,762)	(7,192)	(166)	(165,120)
PTC Nanjing	49.00%	(2,411)	(44)	(267)	(2,722)
Total		$16,351,044	$2,557,603	$(245,709)	$18,662,938

Name of Entity	% of Non- controlling Interest	December 31, 2017	Net Income (Loss)	Other Comprehensive Income (Loss)	December 31, 2018
Law Enterprise	34.05%	$(243,240)	$193,308	$(22,625)	$(72,557)
Law Broker	34.05%	13,900,341	2,655,344	(406,023)	16,149,662
PFAL	49.00%	228,079	208,918	(255)	436,742
MKI	49.00%	(2,117)	(513)	-	(2,630)
PA Taiwan	49.00%	(145,442)	(11,789)	(531)	(157,762)
PTC Nanjing	49.00%	(1,965)	(26)	(420)	(2,411)
Total		$13,735,656	$3,045,242	$(429,854)	$16,351,044

NOTE 13 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	(3)%
Tax base difference	-%	2%
Income tax on undistributed earnings	4%	6%
Loss in subsidiaries	5%	14%
Un-deductible and non-taxable items	-%	1%
True up of prior year income tax	2%	3%
Utilization of deferred tax not recognized in prior year	(3)%	-%
Effective tax rate	28%	44%

	Nine Months Ended September 30,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	-%	1%
Income tax on undistributed earnings	4%	4%
Loss in subsidiaries	3%	3%
Un-deductible and non-taxable items	-%	(1)%
True up of prior year income tax	-%	4%
Withholding tax	-%	13%
Utilization of deferred tax not recognized in prior year	(1)%	%
Effective tax rate	26%	44%

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

The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The Company has determined the implication of the tax rate reduction does not have any impact on the consolidated financial statements. One-time transition tax is based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes. The Company completed its calculation and recorded $1,199,195 of the transition tax on undistributed earnings of non-U.S. subsidiaries during the six months ended June 30, 2018. As of September 30, 2019 and December 31, 2018, the Company had current income tax payable of $123,984 and $95,936 and noncurrent income tax payable of $911,387 and $1,007,323.

In addition, the 2017 Tax Act also creates a new requirement that certain income (i.e., Global Intangible Low-Taxed Income (“GILTI”)) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder income. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. The Company has elected to recognize the tax on GILTI as a period expense in the period the tax is incurred. For the three and nine months ended September 30, 2019 and 2018, no GILTI tax obligation existed and the GILTI tax expense was nil.

NOTE 14 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarizes the payable balances due to related parties as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Due to Mr. Mao (Principal shareholder of the Company)*	$386,985	$391,311
Ms. Lu (Shareholder of Law Anhou)	83,057	-
Accrued bonus for Ms. Chao (CEO of Lawbroker)	917,382	597,631
Accrued bonus for Ms. Lee (President of Lawbroker)	125,941	-
Others	24,854	7,623
Total due to related parties	1,538,219	996,565

Less: Accrued bonus for Ms. Chao – noncurrent (Note 9)	(80,554)	-
Total	$1,457,665	$996,565

  *Amounts due to Mr. Mao bear no interest and are payable on demand.

NOTE 15 – COMMITMENTS

Operating lease

See future minimum annual lease payments in Note 11.

Pledged securities

See time deposits pledged as collateral for short-term loans in Note 5.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and nine months ended September 30, 2019, the Company has recorded the compensation expense of $89,408 and $125,954 under the appointment agreement, respectively.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the three and nine months ended September 30, 2019, the Company has recorded the performance bonus of $213,190 and $375,718 under the engagement agreement, respectively.

NOTE 16 – SEGMENT REPORTING

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,
Geographical Areas	2019	2018
Revenue
Taiwan	$21,053,131	$13,906,215
PRC	1,965,552	2,218,780
Hong Kong	248,152	37,508
Elimination adjustment	17	(15,503)
Total revenue	$23,266,852	$16,147,000

Income (loss) from operations
Taiwan	$3,181,981	$1,459,437
PRC	45,213	(313,616)
Hong Kong	179,428	(28,782)
Elimination adjustment	34,188	31,588
Total income from operations	$3,440,810	$1,148,627

Net income (loss)
Taiwan	$2,180,558	$962,757
PRC	62,290	(320,329)
Hong Kong	151,941	(28,895)
Elimination adjustment	4,792	(643)
Total net income	$2,399,581	$612,890

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30,
Geographical Areas	2019	2018
Revenue
Taiwan	$57,036,548	$45,645,006
PRC	6,749,851	8,094,122
Hong Kong	671,061	118,580
Elimination adjustment	(7,466)	(45,991)
Total revenue	$64,449,994	$53,811,717

Income (loss) from operations
Taiwan	$7,112,388	$6,052,549
PRC	325,018	(31,913)
Hong Kong	426,774	(81,564)
Elimination adjustment	104,363	97,924
Total income from operations	$7,968,543	$6,036,996

Net income (loss)
Taiwan	$5,666,549	$3,856,534
PRC	329,141	(30,925)
Hong Kong	364,074	(82,700)
Elimination adjustment	11,099	48
Total net income	$6,370,863	$3,742,957

The geographical distribution of the Company’s financial information as of September 30, 2019 and December 31, 2018 were as follows:

Geographical Areas	September 30, 2019	December 31, 2018
Long-lived assets
Taiwan	$1,166,496	$1,092,576
PRC	119,422	102,383
Hong Kong	647	736
Elimination adjustment	(1,313)	-
Total long-lived assets	$1,285,252	$1,195,695

Reportable assets
Taiwan	$133,941,607	$100,220,270
PRC	12,342,380	11,796,388
Hong Kong	1,450,412	1,015,400
Elimination adjustment	(70,179,761)	(44,150,214)
Total reportable assets	$77,554,638	$68,881,844

Capital investment
Taiwan	$403,066	$641,873
PRC	51,546	53,158
Hong Kong	-	997
Total capital investments	$454,612	$696,028

NOTE 17 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On October 1, 2019, the Board of Directors of Prime Financial Asia Limited (“PFAL”) agreed to dissolve its wholly-owned company, Max Key Investments Limited (“MKI”). Subsequent to the dissolution of MKI, Prime Asia Co., Limited (“PA Taiwan”) would become the wholly-owned subsidiary of PFAL.

On October 1, 2019, the Board of Directors of PFAL declared to distribute cash dividends of $191,376 (HKD 1,500,000) to its shareholders due to its continuous profitable business operations in the past years.

The Company renewed the revolving credit line agreement with CTBC, and the maturity date of the revolving credit facility is August 31. 2020. On October 15, 2019, the Company drew down $500,000 from the revolving credit facility with an interest rate of 3.2% per annum.

On November 4, 2019, the Company drew down $2,500,000 from FEIB with an interest rate of 3.05% per annum.

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

(1)    Life Insurance Products

Total revenue from Taiwan life insurance products accounted for 84.81% and 78.82% of total revenue for the three months ended September 30, 2019 and 2018, respectively. Total revenue from PRC life insurance products accounted for 7.48% and 13.29% of total revenue for the three months ended September 30, 2019 and 2018, respectively.

Total revenue from Taiwan life insurance products accounted for 82.33% and 78.11% of total revenue for the nine months ended September 30, 2019 and 2018, respectively. Total revenue from PRC life insurance products accounted for 9.67% and 14.60% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

(2)    Property and Casualty Insurance Products

Total revenue from Taiwan property and casualty insurance products accounted for 5.35% and 6.59% of total t revenue for the three months ended September 30, 2019 and 2018, respectively. Total revenue from Taiwan property and casualty insurance products accounted for 5.75% and 6.09% of total revenue for the nine months ended September 30, 2019 and 2018, respectively.

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

Leases

We adopted the new lease standard as of January 1, 2019 using a modified retrospective transition with no adjustment to its comparative periods in the year of transition. The Company has operating leases for its offices. We determine if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. For leases with an initial term greater than 12 months, we record a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities renewal and termination options that are reasonably certain to be exercised. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Overview of the three months ended September 30, 2019 and 2018

The following table shows the results of operations for the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$23,266,852	$16,147,000	$7,119,852	44%
Cost of revenue	14,374,811	9,653,926	4,720,885	49%
Gross profit	8,892,041	6,493,074	2,398,967	37%
Gross profit margin	38%	40%	-2%	-5%

Operating expenses:
Selling	744,429	1,355,033	(610,604)	45%
General and administrative	4,706,802	3,989,414	717,388	18%
Total operating expenses	5,451,231	5,344,447	106,784	2%

Income from operations	3,440,810	1,148,627	2,292,183	200%

Other income (expenses):
Interest income	138,408	78,287	60,121	77%
Interest expenses	(64,372)	(28,053)	(36,319)	129%
Dividend income	(720)	(4,579)	3,859	-84%
Other - net	(180,560)	(101,993)	(78,567)	-77%
Total other expenses, net	(107,244)	(56,338)	(50,906)	-90%

Income before income taxes	3,333,566	1,092,289	2,241,277	205%
Income tax expense	933,985	479,399	454,586	95%

Net income	2,399,581	612,890	1,786,691	292%
Less: net income attributable to the noncontrolling interests	(1,071,427)	(444,571)	(626,856)	141%
Net income attributable to parent’s shareholders	$1,328,154	$168,319	$1,159,835	689%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by insurance policy holders to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. For the three months ended September 30, 2019 and 2018, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

	Three months ended September 30,
Geographical Areas	2019	2018
Revenue
Taiwan	$21,053,131	$13,906,215
PRC	1,965,552	2,218,780
Hong Kong	248,152	37,508
Elimination adjustment	17	(15,503)
Total Revenue	$23,266,852	$16,147,000

During the three months ended September 30, 2019, 90.49%, 8.45% and 1.07% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the three months ended September 30, 2018, 86.03%, 13.74% and 0.23% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Overall revenue increased by $7,119,852 or 44% from $16,147,000 for the three months ended September 30, 2018 to $23,266,852 for the three months ended September 30, 2019 mainly due to the increase in the revenue earned from Taiwan Life Insurance Co., Ltd. (“Taiwan Life) in the Taiwan segment. The total revenue earned from Taiwan Life increased by $4,055,043 from $1,993,854 for the three months ended September 30, 2018 to $6,048,897 for the three months ended September 30, 2019. The increase was due to a surge in the sales of long-term care products. The long-term care products provided more favorable terms to individual customers was discontinued in 2019 and the customers took advantage of the opportunity to lock in the policy prior to the discontinuities of the long-term care products.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended September 30, 2019 increased by $4,720,885 or 49%, to $14,374,811 compared to $9,653,926 for the three months ended September 30, 2018.

The discontinuities of the long-term care product led to the growth in the revenue, resulting in an increase in the indirect commission cost due to the high achievement rate of the sales target. As a result, the cost of revenue for the three months ended September 30, 2019 increased by $4,720,885 compared to the same period in 2018.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the three months ended September 30, 2019 decreased by $610,604 or 45%, to $744,429, compared to $1,355,033 for the three months ended September 30, 2018. The decrease was mainly because the advertising expenses associated with an online reality show and the iPad reward program provided to sales professionals were incurred in 2018, and the Company did not incur related expenses in 2019.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the three months ended September 30, 2019, G&A expenses were $4,706,802, an increase of $717,388 or 18%, compared with $3,989,414 for the three months ended September 30, 2018. G&A expense increased was due to increases in the performance bonus to management and the sales taxes resulting from the growth in the revenue in 2019.

Other income (expenses)

Other expense, net, for the three months ended September 30, 2019 was $107,244, an increase of $50,906 or 90%, compared with $56,338 for the three months ended September 30, 2018. Other income (expense) mainly consisted of interest income, interest expenses, dividend income, other income, gain on valuation of financial assets and gain on foreign exchange. Compared with the three months ended September 30, 2018, the increase in net other expense was due to the increase in interest expenses for bank loans during the three months ended September 30, 2019.

Income tax expense

For the three months ended September 30, 2019, income tax expense was $933,985, an increase of $454,586, or 95%, compared with $479,399 for the three months ended September 30, 2018. The decrease in tax expense aligned with the decrease in income.

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

Overview of the nine months ended September 30, 2019 and 2018

The following table shows the results of operations for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$64,449,994	$53,811,717	$10,638,277	20%
Cost of revenue	41,805,241	32,972,346	8,832,895	27%
Gross profit	22,644,753	20,839,371	1,805,382	9%
Gross profit margin	35%	39%	-4%	-9%

Operating expenses:
Selling	1,741,372	2,782,431	(1,041,059)	-37%
General and administrative	12,934,838	12,019,944	914,894	8%
Total operating expenses	14,676,210	14,802,375	(126,165)	-1%

Income from operations	7,968,543	6,036,996	1,931,547	32%

Other income (expenses):
Interest income	356,896	303,079	53,817	18%
Interest expenses	(144,515)	(79,302)	(65,213)	82%
Dividend income	309,903	356,992	(47,089)	-13%
Other – net	134,122	92,512	41,610	45%
Total other income, net	656,406	673,281	(16,875)	-3%

Income before income taxes	8,624,949	6,710,277	1,914,672	29%
Income tax expense	2,254,086	2,967,320	(713,234)	-24%

Net income	6,370,863	3,742,957	2,627,906	70%
Less: net income attributable to the noncontrolling interests	(2,557,603)	(2,204,677)	(352,926)	16%
Net income attributable to parent’s shareholders	$3,813,260	$1,538,280	$2,274,980	148%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by insurance policy holders to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network. For the nine months ended September 30, 2019 and 2018, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

	Nine months ended September 30,
Geographical Areas	2019	2018
Revenue
Taiwan	$57,036,548	$45,645,006
PRC	6,749,851	8,094,122
Hong Kong	671,061	118,580
Elimination adjustment	(7,466)	(45,991)
Total Revenue	$64,449,994	$53,811,717

During the nine months ended September 30, 2019, 88.50%, 10.47% and 1.04% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively. During the nine months ended September 30, 2018, 84.74%, 15.04% and 0.22% of the revenue in our unaudited consolidated financial statements were derived from Taiwan, PRC and Hong Kong, respectively.

Overall revenue increased by $10,638,277 or 9% from $53,811,717 for the nine months ended September 30, 2018 to $64,449,994 for the nine months ended September 30, 2019 mainly due to the increase in the revenue earned from Taiwan Life Insurance Co., Ltd. (“Taiwan Life) in the Taiwan segment. The total revenue earned from Taiwan Life increased by $6,396,773 from $7,193,135 for the nine months ended September 30, 2018 to $13,589,908 for the nine months ended September 30, 2019. The increase was due to a surge in the sales of long-term care products. The long-term care products provided more favorable terms to individual customers was discontinued in 2019 and the customers took advantage of the opportunity to lock in the policy prior to the discontinuities of the long-term care products.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the nine months ended September 30, 2019 increased by $8,832,895 or 27%, to $41,805,241 compared to $32,972,346 for the nine months ended September 30, 2018.

This increase in the cost of revenue was due to the increase of the direct commission cost as a result of first year commission earned from insurance companies and Commission 2.0, which divides sales targets into smaller and more attainable targets to improve the achievement rate. In addition, the discontinuities of the long-term care product led to the growth in the revenue, resulting in an increase in the indirect commission cost due to the high achievement rate of the sales target. Consequently, cost of revenue increased more than the proportional increase of revenue, causing a decrease in the gross profit margin by 4% from 39% for the nine months ended September 30, 2018 to 35% for the nine months ended September 30, 2019.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the nine months ended September 30, 2019 decreased by $1,041,059 or 37%, to $1,741,372, compared to $2,782,431 for the nine months ended September 30, 2018. The decrease was mainly because the advertising expenses associated with an online reality show were incurred in 2018, and the Company did not incur related expenses in 2019.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the nine months ended September 30, 2019, G&A expenses were $12,934,838, an increase of $914,894 or 8%, compared with $12,019,944 for the nine months ended September 30, 2018. G&A expense increased was due to increases in the performance bonus to management and the sales taxes resulting from the growth in the revenue in 2019.

Information has come to the Company’s attention that indicates, in violation of the Company’s internal procedures, approximately $2,800 in expenses were reimbursed based on inaccurate invoices at one of our subsidiaries in the PRC prior to July 1, 2019. Although the inaccuracies related to the characterization of the expenses do not appear to have related to the dollar amounts of the expenses actually incurred and reported or to be material to the Company’s consolidated results of operations or total expenses, the information could raise questions concerning the effectiveness of the Company’s internal controls over financial reporting. Therefore, the Company and its advisors take this matter with the utmost seriousness.

The Company has informed our auditors of this matter and our auditors have already begun to perform additional audit procedures on these matters and will keep the Company informed of their progress. The result of the audit process will be evaluated qualitatively and quantitatively when the auditors conclude their 2019 integrated audit of the Company’s consolidated financial statements. The Company has also informed our SEC-appointed monitor and will continue to update the monitor.

In addition, the Company and our audit committee has initiated our own internal review of certain accounting procedures and processes in the PRC and at our headquarters in Taiwan. Our objective is to determine any necessary improvements in the Company’s internal procedures. The Company has also instructed our outside counsel, DLA Piper LLP (US), to investigate this matter and that investigation has already begun. We will report to our shareholders promptly when these actions have been completed and will take any and all remedial action that is indicated.

Other income (expenses)

Other income, net, for the nine months ended September 30, 2019 was $656,406, a decrease of $16,875 or 3%, compared with $673,281 for the nine months ended September 30, 2018. Other income (expense) mainly consisted of interest income, interest expenses, dividend income, other income, gain on valuation of financial assets and gain on foreign exchange. Compared with the nine months ended September 30, 2018, the decrease in net other income was due to the increase in interest expenses for bank loans during the nine months ended September 30, 2019.

Income tax expense

For the nine months ended September 30, 2019, income tax expense was $2,254,086, a decrease of $713,234, or -24%, compared with $2,967,320 for the nine months ended September 30, 2018. The decrease was mainly due to the recognition of a one-time transition tax of $1,199,195 imposed on accumulated earnings of foreign subsidiaries for the nine months ended September 30, 2018. The Company did not incur this expense during 2019.

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

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash (used in) provided by investing activities, and net cash provided by financing activities for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change	Percent
Net cash provided by operating activities	$3,757,161	$2,200,923	1,556,238	71%
Net cash (used in) provided by investing activities	(10,554,055)	696,297	(11,250,352)	-1616%
Net cash provided by financing activities	2,114,202	288,008	1,826,194	634%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2019 was $3,757,161 in comparison with net cash of $2,200,923 provided by operating activities during the nine months ended September 30, 2018. The increase was mainly due to a strong business performance, resulting in higher net income for the nine months ended September 30, 2019 compared with that of the same period in 2018.

Investing activities

Net cash used in investing activities was $10,554,055 during the nine months ended September 30, 2019 in comparison with net cash of $696,297 provided by investing activities for the nine months ended September 30, 2018. This resulted from the Company’s investment of its excess cash in time deposits in 2019, leading to cash outflows from investing activities.

Financing activities

Net cash provided by financing activities was $2,114,202 during the nine months ended September 30, 2019 in comparison with net cash of $288,008 provided by financing activities during the same period of 2018. The cash inflows from the financing activities was mainly due to the proceeds from bank loans of $21,539,897 for bank loans but partially offset by the repayments of $19,542,276 during the nine months ended September 30, 2019.

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

The specific amounts loaned to the Investor Borrowers were as follows:

Able Capital Holding Co., Ltd.: RMB29,500,000 ($4,712,570)

Mr. Chen: RMB3,000,000 ($479,244)

Ms. Yue: RMB7,500,000 ($1,198,111)

On October 20, 2013, the Investor Borrowers, through certain nominees, increased Anhou’s registered capital by RMB 40 million ($6,389,925).

Due to related parties

The following summarizes the Company’s payable to related parties as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Due to Mr. Mao (Principal shareholder of the Company)*	$386,985	$391,311
Ms. Lu (Shareholder of Law Anhou)	83,057	-
Accrued bonus for Ms. Chao (CEO of Lawbroker)**	917,382	597,631
Accrued bonus for Ms. Lee (President of Lawbroker)***	125,941	-
Others	24,854	7,623
Total due to related parties	1,538,219	996,565

Less: Accrued bonus for Ms. Chao – noncurrent	(80,554)	$-
Total	$1,457,665	996,565

*Amounts due to Mr. Mao bear no interest and are payable on demand.

** Accrued bonus for Ms. Chao is associated with an engagement agreement signed between Law Broker and Hui-Hsien Chao (“Ms. Chao”) on May 10, 2016. In 2019, the engagement agreement with Ms. Chao was renewed and her service period has extended to December 20, 2021. As of September 30, 2019, and December 31, 2018, the Company had had a total accrued bonus of $917,382 and $597,631, which included current accrued bonus of $836,828 and $597,631, and noncurrent accrued bonus of $80,554 and nil, respectively. Please see details in Contractual Obligations.

*** Accrued bonus for Ms. Lee is related to an appointment agreement signed between with Law Broker and Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. For the three and nine months ended September 30, 2019, the Company has recorded the compensation expense of $89,408 and $125,954 under the appointment agreement, respectively. Please see details in Contractual Obligations.

Long-term loan

The Company’s long-term loans consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
Loan A, interest at 8% per annum, maturity date May 15, 2019	$-	$123,611
Loan B, interest at 8% per annum, maturity date July 20, 2019	-	111,976
Total loans	-	235,587
Less: current portion	-	(235,587)
Total long-term loans	$-	$-

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party. As of September 30, 2019 and December 31, 2018, the outstanding balance of Loan A were nil and $123,611 (RMB 850,000), respectively. Loan A bears an interest rate of 8% per annum and interest is payable annually. The Company paid off the total outstanding loan balance and accrued interest in May 2019.

On July 20, 2016, Anhou entered into a loan agreement (“Loan B”) with an individual third party. As of September 30, 2019 and December 31, 2018, the outstanding balance of Loan B were nil and $111,976 (RMB 770,000), respectively. Loan B bears an interest rate of 8% per annum and interest is payable annually. The Company paid off the total outstanding loan balance and accrued interest in May 2019.

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

The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Simon & Edward, LLP, an independent registered certified public accounting firm.

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

China United Insurance Service, Inc.

Date: November 18, 2019	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2019	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

38