Form 10-K
period 2019-12-31
China United Insurance Service, Inc.
filed 2020-03-20
CIK 1512927

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $60,900,574.

As of March 6, 2020, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I

ITEM 1. BUSINESS

Corporate History and Structure Overview

Our Company is a Delaware corporation organized on June 4, 2010 and has been quoted on various tiers of the OTC Markets since August 2012. We provide our customers brokerage and related services with respect to life insurance and property and casualty insurance products. We operate our Taiwan business primarily through Law Insurance Broker Co., Ltd. (“Law Broker”) and our PRC business primarily through Law Anhou Insurance Agency Co., Ltd. (“Anhou”).

Taiwan Segment- Law Broker and GHFL

The history of our Company dates back to October 9, 1992, when Law Broker was established.

Law Enterprise Co., Ltd. (“Law Enterprise”), a company limited by shares and incorporated under the laws of Taiwan, holds 100% interest in Law Broker, a company limited by shares and incorporated under the laws of Taiwan on October 9, 1992. Law Enterprise used to operate two other subsidiaries during the past three fiscal years, namely Law Risk Management & Consultant Co., Ltd. (“Law Management”), a company limited by shares and incorporated under the laws of Taiwan on December 5, 1987, and Law Insurance Agent Co., Ltd., a company limited by shares and incorporated under the laws of Taiwan on June 3, 2000 (“Law Agent”, collectively with “Law Enterprise”, “Law Broker” and “Law Management”, the “Taiwan Subsidiaries”, each a “Taiwan Subsidiary”). Law Management and Law Agent ceased operations, and they were dissolved on April 20, 2016 and April 12, 2016, respectively.

•	Acquisition of AHFL

Action Holdings Financial Limited (“AHFL”) was incorporated in the British Virgin Islands with limited liability on April 30, 2012. AHFL holds a 65.95% interest in Law Enterprise and certain of our other subsidiaries as more fully described below.

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

On February 17, 2016, a third Amendment to the AHFL Acquisition Agreement (the “Third Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Third Amendment to AHFL Acquisition Agreement, on or prior to June 30, 2016, (i) our Company committed to complete a public offering in connection with the listing of our Company’s shares on a national stock market, where the Company aimed to raise net proceeds through such public offering of at least $10.0 million; (ii) our Company committed to distribute a cash payment in the amount of NT$22.5 million, on a pro rata basis, to the selling shareholders of AHFL and to issue 5,000,000 common shares to select employees of AHFL pursuant to its employee stock/option plan, and (iii) failure to timely complete either of the above-mentioned criteria would be deemed a material breach by the Company under Article 8 of the Acquisition Agreement, and the non-breaching parties would be entitled to terminate the Acquisition Agreement and unwind the Acquisition of AHFL by us and restore the status quo of our Company and the selling shareholders of AHFL as if the acquisition had never happened.

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

On March 27, 2019, a sixth Amendment to the Acquisition Agreement (the “Sixth Amendment to AHFL Acquisition Agreement”) was entered into by and among our Company and the selling shareholders of AHFL named therein. Pursuant to the Sixth Amendment to the AHFL Acquisition Agreement, our Company agreed to distribute cash payment in the amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2021.

•	Acquisition of GHFL

Genius Holdings Financial Limited (“GHFL”) is a wholly owned subsidiary of AHFL. On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, the then sole shareholder of GHFL, entered into an acquisition agreement (the “GHFL Acquisition Agreement”). Pursuant to the GHFL Acquisition Agreement, our Company issued Mr. Chwan Hau Li 352,166 fully paid and non-assessable shares of AHFL common stock (the “AHFL Shares”) together with put options to sell 352,166 shares of common stock of our Company (the “Put Option”), in exchange for 704,333 shares of common stock of GHFL previously held by Mr. Chwan Hau Li, which constituted all of the then issued and outstanding capital stock of GHFL. The Put Option was exercisable within six months of the closing date of the acquisition. The holder of the Put Option would need to forfeit the AHFL Shares to exercise of the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Genius Investment Co., Ltd. (“GIC”), a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and GIC have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which Mr. Chwan Hau Li transferred 352,166 shares of AHFL to our Company and received 352,166 shares of common stock of our Company in exchange. After the exercise of the Put Option, the Company became the sole shareholder of GHFL and AHFL.

On February 17, 2016, our Company, AHFL and Mr. Chwan Hau Li entered into an Amendment 2 to the GHFL Acquisition Agreement (the “Second Amendment to GHFL Acquisition Agreement”), pursuant to which our Company agreed to complete a public offering with net proceeds of at least $10 million and listing of our Company’s securities on a national stock market on or prior to February 28, 2016. However, as of the date of this annual report, our Company’s securities had not been listed on a national stock exchange.

On August 8, 2016, our Company, AHFL and Mr. Chwan Hau Li entered into an Amendment 3 to the GHFL Acquisition Agreement (the “Third Amendment to GHFL Acquisition Agreement”), pursuant to which, the Second Amendment to GHFL Acquisition Agreement was terminated.

In July of 2018, the Company acquired Joint Broker Co., Limited (“JIB”), a Taiwan Insurance brokerage company, previously known as Kao Te Insurance Broker (“KT Broker”), through GIC. On July 1, 2018, GIC entered into an acquisition agreement (“KT Broker Acquisition Agreement”) with the selling shareholder of KT Broker, Ms. Ma. Pursuant to the KT Broker Acquisition Agreement, GIC agreed to pay $29,545 (NT$ 900,000) in exchange for the insurance brokerage licenses issued to KT Broker by the Taiwanese government, along with right to the KT Broker’s company name and $13,131 (NT$ 400,000) of legal deposits, which were required by the Taiwanese insurance regulations. The Company has no intention of operating the KT Broker existing brokerage business nor retaining any of its sales personnel, therefore the Company recognized for accounting purposes only the acquisition of assets as part of this transaction. The Taiwanese laws do not allow a legal entity to transfer its brokerage license. In order to obtain the desired licenses that KT Broker had, we acquired KT Broker and renamed KT Broker as Joint Insurance Broker Co., Limited to serve as a holding entity for the brokerage licenses. The change of control due to KT Broker Acquisition Agreement and name change did not affect the effectiveness of the insurance brokerage license owned by JIB in Taiwan.

•	Recent Development- Uniwill Insurance Broker Co., Ltd.

On November 15, 2019, the Company, through one of its subsidiaries, entered into a joint venture agreement (the “Joint Venture Agreement”) with Cyun-Jhan Enterprise Co., Ltd. (“Cyun-Jhan”) and Jian-Zao International Industrial Co., Ltd. to contribute funds, human resources, and technology into Uniwill Insurance Broker Co., Ltd. (“Uniwill”), a wholly owned subsidiary of the Company incorporated in Taiwan, according to the Joint Venture Agreement. Under the terms of the Joint Venture Agreement, a total of $13.3 million (NTD 400 million) will be injected to Uniwill if and when all of the conditions are met as set forth in the Joint Venture Agreement no later than December 31, 2021. For more information, please see a current report on Form 8-K filed on November 21, 2019.

PRC Segment- Anhou

On July 12, 2010, ZLI Holdings Limited (“CU Hong Kong”), a wholly owned subsidiary of our Company, was established under the laws of Hong Kong. On October 20, 2010, Zhengzhou Zhonglian Hengfu Consulting Co., Ltd., a wholly foreign owned enterprise (“CU WFOE”), a wholly owned subsidiary of CU Hong Kong, was established in Henan province of the PRC. On January 16, 2011, our Company issued 20,000,000 shares of common stock to several non-U.S. persons for their investment of $300,000 in CU WFOE. The issuance was made pursuant to an exemption from registration contained in Regulation S under the Securities Act of 1933, as amended.

Zhengzhou Anhou Insurance Agency Co., Ltd., the predecessor entity of Anhou, was founded in Henan province of the PRC on October 9, 2003. Due to PRC legal restrictions on foreign ownership and investment in an insurance agency businesses in China, Able Capital Holding Co., Ltd., a company established with limited liability in Hong Kong, delegated four PRC individuals, namely Yanyan Wang, Zhaohui Chen, Weizhe Hou and Yong Zhang, to invest in Anhou on its behalf.

On September 26, 2013, Yanyan Wang, Zhaohui Chen, Jing Yue, Weizhe Hou, Yong Zhang, Li Chen (“Anhou New Investors”) and Shuqin Zhu, Qun Wei, Qunlei Fang and Yanxia Chen (“Anhou Original Shareholders”) increased the registered capital of Anhou to RMB50 million, among which, (i) Yanyan Wang agreed to invest RMB10 million, accounting for 20% of registered capital in Anhou, (ii) Zhaohui Chen agreed to invest RMB10 million, accounting for 20% of registered capital in Anhou, (iii) Jing Yue agreed to invest RMB7.5 million, accounting for 15% of registered capital in Anhou, (iv) Weizhe Hou agreed to invest RMB5 million, accounting for 10% of registered capital in Anhou, (v) Yong Zhang agreed to invest RMB4.5 million, accounting for 9% of registered capital in Anhou, and (vi) Li Chen agreed to invest RMB3 million, accounting for 6% of registered capital in Anhou, respectively.

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

Jiangsu Law Insurance Brokers Co., Ltd. (“Jiangsu Law”), a wholly owned subsidiary of Anhou, was established with limited liability on September 19, 2005 in Jiangsu province of the PRC. Jiangsu Law is licensed to provide insurance brokerage services in Jiangsu Province. On September 28, 2010, Anhou and the shareholders of Jiangsu Law entered into an equity transfer agreements. Pursuant to Provisions on the Supervision and Administration of Insurance Brokerage Institution, effective on October 1, 2009, if an insurance brokerage entity fails to bring its registered capital to no less than RMB10 million on or prior to October 1, 2012, the CIRC or its local agency, as applicable, may determine not to extend the insurance brokerage license. To meet such minimum registered capital requirement, on February 11, 2011, Anhou invested RMB4.82 million in Jiangsu Law to increase the registered capital to RMB10 million.

Our Consolidated Affiliated Entities

Due to PRC legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, we operate our PRC business primarily through Anhou and Jiangsu Law (collectively, the “Consolidated Affiliated Entities”, each a “Consolidated Affiliated Entity”). We do not directly hold equity interests in our Consolidated Affiliated Entities. However, through the VIE Agreements (defined as below), we effectively control, and are able to derive substantial economic benefits from, these Consolidated Affiliated Entities. On March 12, 2019, the Ministry of Commerce of the People’s Republic of China (“MOFCOM”) passed the Foreign Investment Law, which replaced the three existing laws over foreign investment. From January 1, 2020, foreign individuals, enterprises and other organizations that directly or indirectly make investment activities in China are subject to the Foreign Investment Law. However, it remains unclear as to how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities.

Our Consolidated Affiliated Entities in China are variable interest entities through which all of our insurance services in China are operated. These VIE Agreements give us effective control over our Consolidated Affiliated Entities in China and allow us to consolidate the financial results of our Consolidated Affiliated Entities in our financial statements.

On January 17, 2011, CU WFOE, Anhou and Anhou Original Shareholders entered into a series of agreements (the “Old VIE Agreements”) pursuant to which CU WFOE exercises effective control over Anhou. As a result of the capital increase and the share transfer described above, on October 24, 2013, CU WFOE, Anhou and Anhou Existing Shareholders entered into a series of agreements (the “VIE Agreements”), including Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, in the same form as the previous Old VIE Agreements, other than the change of shareholder names and their respective shareholdings. The Old VIE Agreements were terminated by and among CU WFOE, Anhou and Anhou Original Shareholders on the same date, except that the Exclusive Business Cooperation Agreement executed by and between CU WFOE and Anhou on January 17, 2011 remains in full effect. The VIE Agreements now in effect include:

1.	An exclusive Business Cooperation Agreement, pursuant to which CU WFOE is appointed as the exclusive services provider to Anhou of complete technical support, business support and related consulting services in exchange for 90% of the net profits of Anhou. The Exclusive Business Cooperation Agreement was effective on January 17, 2011 with a term of ten years subject to renewal at the discretion of CU WFOE. CU WFOE may terminate the agreement at any time with 30 days’ written notice but Anhou may only terminate the agreement if CU WFOE commits gross negligence or a fraudulent act against Anhou;

2.	a Power of Attorney, pursuant to which the shareholders of Anhou have vested their collective voting control in Anhou to CU WFOE;

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

Hong Kong Segment Reinsurance Brokerage- PFAL

Prime Financial Asia Ltd. (“PFAL”) is a re-insurance broker company incorporated in Hong Kong and is a majority-owned subsidiary of the Company due to the fact that AHFL owns 51% of PFAL. On April 23, 2014, AHFL and Chun Kwok Wong (“Mr. Wong”) entered into a Capital Increase Agreement, pursuant to which Mr. Wong increased PFAL’s registered capital from HK$500,000 to HK$1,470,000 and AHFL contributed HK$1,530,000 to PFAL’s registered capital. Upon the completion of capital increase on April 30, 2014, Mr. Wong and AHFL owned 49% and 51% of PFAL’s equity interest, respectively.

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

Revenue Generation

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and the Taiwan Segment, we rely principally on dividends to be paid by CU WFOE in China and the Taiwan Segment. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement (the “Cooperation Agreement”) between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. Anhou has been paying service fees according to the Cooperation Agreement, but has not paid any dividend to CU WFOE to date. As of December 31, 2019, Anhou was operating at a profit, but since Anhou remains a growing company that requires financial resources to support further expansion, the decision as to a dividend payment will be decided in the future depending on the financial circumstances, including maintaining prudent cash reserves. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment.

For the year ended December 31, 2018, 85.82%, 13.31% and 0.87% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. For the year ended December 31, 2019, 91.14%, 8.87% and 0.30% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. Revenues in our consolidated financial statements are composed of commissions earned from insurance companies according to the terms of each insurance company service agreement, as well as revenues earned in association with the Strategic Alliance Agreement with AIA International Limited Taiwan Branch.

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

2017 Long Term Incentive Plan

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to AHFL and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2019.

The following flow chart illustrates our Company’s organizational structure as of March 6, 2020:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK
Action Holdings Financial Limited (BVI Company)
65.95%
100%
100%
51%
100%
Law Enterprise Co., Limited (Taiwan Company)
Genius Holdings Financial Limited (BVI Company)
Allife International Investment Co., Limited (Taiwan Company)
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
Contractual Control
Law Anhou Insurance Agency Co., Limited
100%
Jiangsu Law Insurance Brokers Co., Limited

Products and Services

The Taiwan and PRC Segments market and sell to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products that the Taiwan and PRC Segments sell are underwritten by some of the leading insurance companies in Taiwan and China, respectively.

Through Anhou’s wholly-owned insurance brokerage firm, Jiangsu Law, Anhou also closely interacts with insurance companies and actively locates and introduces the right customers in Anhou’s database matching the insurance products offered by such insurance companies to them.

The Taiwan and PRC Segments are compensated primarily by commissions and fees paid by insurance companies, typically based on a percentage of the premium paid by the insured or a percentage of the amount recovered from insurance companies. Commission and fee rates generally depend on the type of insurance products and the particular insurance company that issues the particular insurance products.

Life Insurance Products

The Taiwan Segment

The life insurance products the Taiwan segment distributes can be broadly classified into the categories set forth below. Due to continuous product innovation by insurance companies, some of the insurance products Taiwan segment distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products distributed by Taiwan segment in the fiscal year of 2019 was approximately $81.54 million, accounted for approximately 93.96% of Taiwan segment’s total net revenues and approximately 85.01% of our total net revenues for the fiscal year ended December 31, 2019, respectively.

•	Individual Whole Life Insurance. The individual whole life insurance products the Taiwan segment distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.

•	Individual Term Life Insurance. The individual term life insurance products the Taiwan segment distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.

•	Individual Health Insurance. The individual health insurance products the Taiwan segment distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to illness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.

•	Accidental Injury Insurance. The accidental injury insurance products the Taiwan segment distributes provide benefits when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will.

•	Investment-Oriented Insurance. The investment-oriented insurance products the Taiwan segment distributes are market linked insurance plans which also provide life coverage, combining advantages of investment and protection. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market conditions. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, investment-oriented insurance policies are categorized into two broad categories: (1) the death benefit is equal to the higher of insured amount or fund value; (2) the death benefit is equal to the insured amount plus fund value.

•	Foreign Currency Insurance Commodities. The foreign currency insurance commodities the Taiwan segment distributes are life insurance policies in which policy benefits are paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.

•	Travel Accident Insurance. The travel accident insurance products the Taiwan segment distributes provide accident coverage for accidental death, bodily injury, and other travel injuries. The premium is based on the number of travel days and the insured amount.

The life insurance products the Taiwan segment distributed in the year ending December 31, 2019 were primarily underwritten by, in alphabetical order, AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc. accounted for 19.35%, 17.15%, and 13.96% of our total net revenues in the fiscal year ending December 31, 2019, respectively.

Anhou

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Total net revenues from life insurance products in the fiscal year of 2019 was approximately $ 8.03 million, accounting for approximately 94.25% of Anhou’s total net revenues and approximately 8.37% of our total net revenues for the year ending December 31, 2019, respectively.

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

The life insurance products Anhou distributed in the year ending December 31, 2019 were primarily underwritten by, in alphabetical order, Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Evergrande Life Assurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Tianan Life Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2019.

In addition to the periodic premium payment schedules described above, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once Anhou or the Taiwan Segment sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustainable growth of life insurance sales in China and Taiwan, we have focused significant resources on developing our capability to distribute individual life insurance products with periodic payment schedules since the inception of Anhou and the Taiwan Segment. We expect that sales of life insurance products will continue to be our primary source of revenue in the next several years.

Property and Casualty Insurance Products

The Taiwan Segment

The Taiwan Segment’s main property and casualty insurance products are automobile insurance, casualty insurance, and liability insurance. The Taiwan Segment commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Our total net revenues from property and casualty insurance products in the fiscal year of 2019 year was approximately $5.25 million, accounted for approximately 6.04% of the Taiwan Segment’s total net revenues and approximately 5.47% of our total net revenues in the year ending December 31, 2019, respectively.

The property and casualty insurance products the Taiwan Segment distributes can be further classified into the following categories:

•	Automobile Insurance. The Taiwan Segment distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies the Taiwan Segment sells generally have a term of one year and cover damages of the insured vehicle caused by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. The Taiwan Segment also sells standard third party liability insurance policies, which cover bodily injury and property damages caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders the Taiwan Segment distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Casualty Insurance. The casualty insurance the Taiwan Segment distributes are primarily designed to insure any losses or damages to properties caused directly by accidents. The policy period is usually one year and the premium is generally calculated based on the insured amount.

•	Liability Insurance. The liability insurance products the Taiwan Segment distributes are primarily designed to protect an individual or business from the risk that they may be sued and held legally liable for something, such as malpractice, third party injuries or negligence. The policy period is usually one year and the premium is generally calculated based on the insured amount.

The property and casualty insurance products the Taiwan Segment distributed in the year ending December 31, 2019 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., Hotai Insurance Co., Ltd., Shinkong Insurance Co., Ltd., Taiwan Insurance Co. Ltd. and TLG Insurance Co. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2019.

Anhou

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and developed its automobile insurance business in 2010. The total net revenues from property and casualty insurance products distributed by Anhou in the 2019 fiscal year was approximately $0.49 million, accounted for approximately 5.75% of Anhou’s total net revenues and approximately 0.51% of our total net revenues for the fiscal year ending December 31, 2019.

The property and casualty insurance products Anhou distributes can be further classified into the following categories:

•	Automobile Insurance. Automobile insurance is the largest segment of property and casualty insurance in the PRC in terms of gross written premiums. Anhou distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Anhou sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Anhou also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Anhou distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

•	Commercial Property Insurance. The commercial property insurance products Anhou distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damages to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damages to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2019 were primarily underwritten by, in alphabetical order, China Pacific (Group) Co., Ltd., Huatai P&C Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., Ping An Insurance (Group) Company of China, Ltd., and Tianan Property Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2019.

Strategic Alliance with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agency companies or insurance brokerage companies affiliated with AHFL or CUII. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW was required to pay AHFL an execution fee of $8,326,700 (NT$ 250,000,000) to be recorded as revenue upon fulfilling sales target over the next five years. As of September 23, 2013, AHFL received $8,326,700 (NT$250,000,000) from AIATW under the Alliance Agreement. Pursuant to the Alliance Agreement, AHFL was entitled to the payment of the execution fee, subject to certain terms and conditions therein, including the satisfaction of the performance targets and the threshold 13-month persistency ratio, which is an indicator of how long customers stay with their policies.

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

Online Business

In recent years, the online insurance business has experienced rapid growth. Many insurance companies, portal websites, and professional insurance intermediaries have begun launching its e-commerce platforms, providing real-time information to consumers and allowing consumers to directly complete transactions online. Law Broker began developing its online platform in 2016, and became the first brokerage company to receive formal approval from the Financial Supervisory Commission  of Taiwan (“FSC”) to commence online business on May 9, 2016. The platform, SARAcares (website: https://www.saracares.com.tw), was launched on January 26, 2017. It offers a broad range of insurance products underwritten by multiple insurance companies, policy comparison features, and post-sale services that are backed by our online service staffs and nationwide sales network. As required by the relevant laws and regulations regarding e-commerce provided by the FSC, Law Broker has obtained the ISO 27001 certification of Information Security Management System (ISMS) and BS 10012 certification of Personal Information Management System since June 20, 2017. Our online business in Taiwan was still at a nascent stage with the majority of the sales still being completed by off-line agents as of the date of this annual report.

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

The Unified Operating Platform has proved to be an efficient and streamlined operating system which has contributed to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 35 sales and service outlets (including the headquarters) across Taiwan and 2,857 insurance sales professionals as of December 31, 2019. Law Broker, Uniwill Insurance Broker Co., Ltd. (“Uniwill Insurance Broker”) and Joint Insurance Broker Co., Ltd. (“Joint Insurance”) have a total of 51 sales and service outlets (including the headquarters) across Taiwan and 4,161 insurance sales professionals as of December 31, 2019.

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

Distribution and Service Network and Marketing

The Taiwan Segment had a total of 51 sales and service outlets (including the headquarters) across Taiwan as of December 31, 2019, among which, 17 were located in the northern region, 25 in the central region, 7 in the southern region and 2 in the eastern region. As of December 31, 2019, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 250 administrative staff members.

The Taiwan Segment markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are independent contractors, not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network in the PRC. Anhou has targeted its distribution and service network in provinces with most population in China, such as Henan, Jiangsu, Sichuan, Fujian, and Guangdong. As of December 31, 2019, Anhou had one insurance agency and one insurance brokerage firm, with 1,856 sales professionals and 100 administrative staff members operating across 37 cities within these five provinces.

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are independent contractors, not its employees.

Customers

Due to its extensive line of insurance products underwritten by the insurance companies in Taiwan, the Taiwan Segment managed to offer a variety of insurance products to customers of different ages or professions. Despite relatively healthy government-sponsored retirement and medical programs, more and more Taiwanese, especially those with stable financial means and desire for high-end retirement life, have been focusing on endowment and medical commercial insurance products, while the investment insurance products have been playing a less significant role since the economic downturn.

In addition, from time to time, the Taiwan Segment has been, either voluntarily or upon request of insurance companies, advising insurance companies or providing feedback on particular types of insurance products before they are put on the market. This interaction with insurance companies has not only enhanced the close cooperation between the Taiwan Segment and the insurance companies, but also gives it an edge in understanding the in-depth features of such insurance products for marketing and distribution purposes.

The Taiwan Segment sells automobile insurance and casualty insurance primarily to individual customers and liability insurance to institutional customers.

Anhou sells automobile insurance and individual accident insurance primarily to individual customers and commercial property insurance to institutional customers.

The revenues of Anhou are primarily generated from the sale of life insurance products and we expect the continuous growth in this sector, as more and more customers in China realized the insufficiency of the mandatory social insurance coverage and the necessity to supplement it with commercial insurance.

Insurance Company Partners

We are selective in terms of choosing insurance companies as our partners. We take into consideration a variety of factors, such as the reputation and integrity of the insurance company, the quality and competitiveness of insurance products offered, the prudence and health of the financial standing of the insurance company as well as the complexity and efficiency of claim adjustment and settlement. Both the Taiwan Segment and Anhou have formed strategic relationships with numerous insurance companies in Taiwan and China, respectively.

In the fiscal year ended December 31, 2019, the Taiwan Segment’s major insurance company partners in Taiwan, after aggregating the business conducted between the Taiwan Segment and the various local branches of the insurance companies, were AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc., accounted for approximately 19.35%, 17.15%, and 13.96% of the Company’s total net revenues for the year ended December 31, 2019, respectively.

In the fiscal year ended December 31, 2019, Anhou’s major insurance company partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Evergrande Life Insurance Company Limited, Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Tianan Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total net revenues for the year ended December 31, 2019.

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

Law Broker is one of the leading insurance brokerage firms in Taiwan. The Taiwan Segment had a total of 51 sales and service outlets (including the headquarters) across Taiwan as of December 31, 2019, among which, 17 were located in the northern region, 25 in the central region, 7 in the southern region and 2 in the eastern region. As of December 31, 2019, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 250 administrative staff members. Other than insurance companies and commercial banks, the Taiwan Segment’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd.

During the past 16 years, Anhou has expanded its business across 37 cities within Henan, Sichuan, Jiangsu, Fujian, and Guangdong provinces with 1,856 sales professionals and 100 administrative staff members. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively larger in terms of the number of salesmen as well as the sales revenue comparing to those competing insurance agency companies.

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
2019

Eighth Taiwan Insurance Excellence Award

Excellence in Talent Training Award–Gold Medal

Excellence in Corporate Social Responsibility Award–Gold Medal

Excellence in Digital Application Award–Silver Medal

Excellence in Customer Service–Silver Medal

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

Intellectual Property

To protect our intellectual property, we rely on a combination of trademark, copyright and trade secret laws as well as confidentiality agreements with our employees, sales agents, independent contractors and others.

Law Enterprise and Law Broker jointly own the following trademarks registered in Taiwan:

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

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2019, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 250 administrative staff members and Anhou has 100 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

Taiwan Insurance Law

The current principal regulation governing insurance in Taiwan is the Insurance Law, most recently amended on January 16, 2019 by Legislative Yuan, which provided the basic framework for regulating the insurance industry.

The Taiwan Insurance Law defines several participants in the insurance industry, such as insurer, insurance agency, insurance brokerage and insurance adjustor. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance and life insurance. The Taiwan Insurance Law distinguishes insurance between fire disaster, marine, land and air, liability, surety, and other casualty and property insurance on one hand, and life insurance, health insurance, casualty insurance and annuity on the other. Unless permitted by the FSC, insurance companies are not allowed to engage in both types of insurance businesses.

The insurers, insurance agencies, insurance brokerages and insurance adjustors must join the related industry associations, or they are prohibited from conducting business operation. An insurance agency company or broker company of certain sizes shall establish internal control and audit systems as well as business solicitation systems and procedures.

Taiwan FSC

The Taiwan FSC is in charge of the financial market and financial service industries, among the insurance industry and has the power to control the following items:

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

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Regulations Governing Insurance Brokers last amended on November 18, 2019 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

There are special requirements for Taiwan insurance brokerage companies, such as the name of an brokerage company must contain the words “insurance broker”; when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid up in cash, according to which, insurance brokerage companies with business license obtained prior to the implementation of this latest Broker Rule shall adjust their registered capital within five years upon the its implementation.

The Practitioner Certificate

The insurance broker practitioner certificate is valid for five years, and must be renewed before expiration. In case a broker has the qualifications for both property insurance and life insurance, he may obtain both insurance brokerage practitioner certificates.

Education and Training

There are two types of education and training for an insurance broker, pre-vocational and on-the-job education and training. An insurance broker must attend pre-vocational education and training for at least 32 hours during the year prior to applying for practicing insurance broker business and on-the-job education and training for at least 16 hours with law courses for no less than 8 hours per year, commencing after one year from the issuance of this latest Broker Rule.

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

Taiwan Regulation on Foreign Investment

The current principal regulation governing foreign investment is Statute For Investment By Foreign Nationals latest amended on November 19, 1997 (the “Investment Statute”). Under the Investment Statute, investment refers to any activities involving (1) holding share capital of a company incorporated in Taiwan; (2) establishing branches, wholly-owned or partnership enterprises in Taiwan; or (3) providing loans of longer than one-year terms to the above-mentioned investee enterprises. The authority in charge of foreign investment is Ministry of Economic Affairs of Republic of China. The industries in Taiwan are categorized into permitted, restricted and prohibited foreign investment areas. Investors may apply for settlement of exchange in accordance with the annual yield of their investment or the allocation of surplus.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

•	Income Tax Law, latest amended on February 7, 2018;

•	The Implementation Rules of Income Tax Law, latest amended on June 29, 2018;

•	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and

•	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on June 25, 2018.

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

Rates of Income Tax

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

Sale of goods or services, import of goods in Taiwan are subject to a Value-Added or Non-Value-Added Business Tax. The Rate of business tax, except as otherwise stipulated in the relevant tax law, ranges from 5% to 10% as determined by the State Council of Taiwan.

PRC Regulations of the Insurance Industry

The insurance industry in the PRC is highly regulated. CIRC is the regulatory authority responsible for the supervision of the Chinese insurance industry. Insurance activities undertaken within the PRC are primarily governed by the Chinese Insurance Law and the related rules and regulations.

Initial Development of Regulatory Framework

The Chinese Insurance Law was enacted in 1995. This original insurance law, which we refer to as the 1995 Insurance Law, provided the initial framework for regulating the domestic insurance industry. Among the steps taken under the 1995 Insurance Law were the following:

(a)	Licensing of insurance companies and insurance intermediaries, such as agencies and brokerages. The 1995 Insurance Law established requirements for minimum registered capital levels, form of organization, qualification of senior management and adequacy of the information systems for insurance companies, insurance agencies and brokerages.

(b)	Separation of property and casualty insurance and life insurance. The 1995 Insurance Law distinguished insurance between property, casualty, liability and credit insurance businesses, on the one hand, and life, accident and health insurance businesses on the other, and prohibited insurance companies from engaging in both types of businesses.

(c)	Regulation of market conduct by participants. The 1995 Insurance Law prohibited fraudulent and other unlawful conduct by insurance companies, agencies and brokerages.

(d)	Substantive regulation of insurance products. The 1995 Insurance Law gave insurance regulators the authority to approve the policy terms and premium rates for certain insurance products.

(e)	Financial condition and performance of insurance companies. The 1995 Insurance Law established reserve and solvency standards for insurance companies, imposed restrictions on investment powers and established mandatory reinsurance requirements, and put in place a reporting regime to facilitate monitoring by insurance regulators.

(f)	Supervisory and enforcement powers of the principal regulatory authority. The principal regulatory authority, then the People’s Bank of China, was given broad powers under the 1995 Insurance Law to regulate the insurance industry.

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

The 2009 Insurance Law was revised again on April 24, 2015, hereinafter the “2015 Insurance Law”, with an aim to further eliminate various administrative approvals as well as grant more market discretion to participants, among which, (i) the requirement of prior approval by CIRC to establish an insurance agency or an insurance brokerage; (ii) the requirement on personnel or senior managers of an insurance agency or an insurance brokerage to obtain certain relevant qualification certificate; or (iii) the requirement of prior approval for split, merger or change of organizational form of an insurance agency company or an insurance brokerage company.

The CIRC

The CIRC has extensive authority to supervise insurance companies and insurance intermediaries operating in the PRC, including the power to:

(a)	promulgate regulations applicable to the Chinese insurance industry;

(b)	investigate insurance companies and insurance intermediaries;

(c)	establish investment regulations;

(d)	approve policy terms and premium rates for certain insurance products;

(e)	set the standards for measuring the financial soundness of insurance companies and insurance intermediaries;

(f)	require insurance companies and insurance intermediaries to submit reports concerning their business operations and condition of assets; order the suspension of all or part of an insurance company or an insurance intermediary’s business;

(g)	approve the establishment, change and dissolution of an insurance company, an insurance intermediary or their branches;

(h)	review and approve the appointment of senior managers of an insurance company, an insurance intermediary or their branches; and

(i)	take enforcement actions against improper behaviors or misconducts of an insurance company or an insurance intermediary.

Regulations of Insurance Agencies

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

The name of an insurance agency must contain the words “insurance agency” or “insurance sales.” The license of a Chinese insurance agency company is valid for a period of three years and may be renewed with due application 30 days prior to its expiration. An insurance agency must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) changes its registered address or the operating address of its branches; (iii) the sponsors or major shareholders change their respective name; (iv) changes its major shareholders; (v) changes its registered capital; (vi) materially changes its equity structure; (vii)changes its organizational form; (viii) split, merger; (ix) amends its articles of association; or (x) sets up or closes its branches. The senior managers of an insurance agency including its branches must meet specific qualification requirements set forth in the Agency Provisions. The appointment of the senior managers of an insurance agency including its branches is subject to review and approval of the CIRC.

Regulation of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. According to this Brokerage Provisions, the establishment of an insurance brokerage is subject to the approval of the CIRC. The term “insurance brokerage” refers to an entity provides brokerages service on the execution of the insurance contract between the insured and the insurance company based on the interests of the insured and collects commission as agreed, including the insurance brokerage companies and their branches. The insurance brokerage shall meet the qualification requirements specified by the CIRC and obtain the license to operate an insurance brokering business with the approval of the CIRC. Insurance brokering business includes both direct insurance brokering, which refers to brokering activities on behalf of insurance applicants or the insured in their dealings with the insurance companies, and reinsurance brokering, which refers to brokering activities on behalf of insurance companies in their dealings with reinsurance companies. An insurance brokerage may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. An insurance brokerage company must have a registered capital or capital contribution of at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Brokerage Provisions (the “2013 Brokerage Provisions”), pursuant to which, CIRC has mandated any insurance brokerage established subsequent to the 2013 Brokerage Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).On October 19, 2015, CIRC issued the Decision on Revising Eight Regulations including Provisions on Insurance Companies Setting up Offshore Insurance Organizations, which made certain revisions to the 2013 Agency Provisions (the “2015 Brokerage Provisions”), among which, (i) eliminate the requirement of prior approval by CIRC to establish an insurance brokerage company; (ii) eliminate the requirement on personnel or senior managers of an insurance brokerage company to obtain certain relevant qualification certificate; or (iii) eliminate the requirement of prior approval by CIRC on split, merger or change of organizational form of an insurance brokerage company.

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

On February 9, 2018, the CIRC issued the Provisions on the Regulation of Insurance Brokers (the “Provisions”), effective as of May 1, 2018. With a total of 109 articles in eight chapters, the Provisions highlight the improved market access and exit, the effective management of matters no longer requiring licensing, the promotion of specialized and well-regulated operations, and the increased protection of consumers’ rights and interests. In particular, the Provisions make adjustments to optimize licensing procedures for insurance brokerage and tighten examination of shareholders of insurance brokerage firms; also, the Provisions set forth explicit requirements in respect of the source of capital contributed by shareholders, custodian of the registered capital, corporate governance and internal control, and information system, and standardize the requirements on qualifications of senior executives in brokerage firms.

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

Under the Exchange Rules, the Chinese dollars or RMB is convertible for current account items, including the distribution of dividends, interest payments, trade and service-related foreign exchange transactions. Conversion of RMB for capital account items, such as direct investment, loan, security investment and repatriation of investment, however, is still subject to the approval of the SAFE or relevant authorities.

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

Under these regulations, wholly foreign-owned companies in the PRC may pay dividends only out of their accumulated profits as determined in accordance with PRC accounting standards. In addition, these wholly foreign-owned companies are required to set aside at least 10% of their respective accumulated profits each year, if any, to fund certain reserve funds, until the accumulative amount of such fund reaches 50% of its registered capital. These reserve funds are not distributable as cash dividends. On March 12, 2019, MOFCOM passed the Foreign Investment Law, which replaced the three existing laws over foreign investment. From January 1, 2020, foreign individuals, enterprises and other organizations that directly or indirectly make investment activities in China are subject to the Foreign Investment Law. However, it remains unclear as to how these changes will affect entities currently operating in China, particularly foreign controlled variable interest entities.

PRC Regulations on Tax

PRC Enterprise Income Tax (“EIT”)

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

PRC Business Tax and Implementation of Value-Added Tax “VAT”

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

As of December 31, 2019, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

On December 20, 2018, the SEC filed a complaint (the “Complaint”) at U.S. District Court for the Southern District of New York (the “Court”) against Company and Cheng-Hsiung Huang (“Mr. Huang”), one of the Company’s former employees, alleging potential violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder based on the alleged manipulative trading scheme of the Company’s common stock, such as wash trades, from approximately December 2013 to March 2018. Neither the Company nor Mr. Huang realized any financial gain from the alleged scheme and both the Company and Mr. Huang substantially cooperated with the SEC’s investigation regarding the alleged manipulative trading scheme. On November 29, 2018, without admitting or denying the allegations in the Complaint, the Company agreed to the entry of a final judgment (the “Final Judgment”) that permanently enjoined it from violating Section 10(b), Rule 10b-5 and Section 17(a) of the Securities Act, ordered the Company to comply with its undertaking to retain an independent compliance monitor for a period of not less than one year to help the Company stay in compliance with the U.S. securities law. On December 6, 2018, without admitting or denying the allegations in the Complaint, Mr. Huang agreed to the entry of the Final Judgment that permanently enjoined him from violating Section 10(b), Rule 10b-5 and Section 17(a) of the Securities Act, ordered Mr. Huang to pay a civil penalty of $30,000 in installments. On January 18, 2019, the Court issued the Final Judgment on this case. Although the Company settled the SEC fraud charges with no economic loss, we suspect that our reputation may suffer as a result of the SEC investigation.

Our Company’s affiliates have significant control over matters requiring approval by shareholders.

The affiliates of our Company hold 100% of our Company’s outstanding preferred shares, approximately 31.4% of our Company’s outstanding common shares, and approximately 44.6% of the voting power of our Company as of the date of this annual report (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, our Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our board of directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of our Company’s affiliates may not always coincide with the interests of our other shareholders and as such our Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

An occurrence of the COVID-19 pandemic is likely to negatively affect our operations.

The occurrence of the COVID-19 pandemic, an uncontrollable event, is likely to negatively affect our operations. A pandemic typically results in social distancing, travel bans and quarantine, and this has limited our business travel and regular business activities, such as access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this pandemic. Also it may substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission during and shortly after the pandemic.

We are subject to extensive regulations for our insurance brokerage business and operations.

We conduct our insurance brokerage business primarily in Taiwan, mainland China and Hong Kong and our business operations are subject to vigorous regulations in these jurisdictions. Our operating subsidiaries are licensed insurance brokers in Taiwan and mainland China and therefore need to comply with the relevant insurance laws and regulations in Taiwan and mainland China, respectively. Any failure to comply with applicable laws or regulations could result in fines, censure, suspensions of personnel or other sanctions, including revocation of our licenses as insurance brokers in the jurisdiction where such failure occurs. Even if a sanction imposed against us or our personnel is small in monetary amount, the adverse publicity arising from the imposition of sanctions against us by regulators could harm our reputation and impede our ability to retain customers and develop new customer relationships, which may reduce our revenues.

From time to time, the regulatory landscape in the insurance industry in Taiwan and mainland China involves and changes. We face the risk of significant intervention by regulatory authorities, including increased registered capital requirements, extended training of the insurance agencies’ personnel, and adoption of costly or restrictive new regulations and judicial or administrative proceedings. If any restrictive or costly new regulations and rules become effective and applicable to our business, these regulations may materially limit our activities and operational profitability.

International operations expose us to currency exchange and repatriation risks, and we cannot predict the effect of future exchange rate fluctuations on its business and operating results.

We have our primary business operations in Taiwan, mainland China and Hong Kong. Substantial amounts of revenues are received and expenses are incurred in Taiwanese, Chinese and U.S. dollars. Thus, we have exposure to currency fluctuations. We cannot assure you that the effect of currency exchange fluctuations will not materially affect ourrevenues and net income in the future.

Because our primary business activities are conducted in Taiwan, mainland China and Hong Kong, we are subject to the risks of doing business internationally, including periodic foreign economic downturns and political instability, which may adversely affect our revenue and cost of doing business.

Our primary places of business are in Taiwan, mainland China and Hong Kong and we have almost all of our employees and management team in those jurisdictions. Foreign economic downturns may affect our results of operations in the future. Additionally, other facts relating to the operation of the Company’s business outside of the U.S. may have a material adverse effect on the Company’s business, financial condition and results of operations, including:

●	international economic and political changes;

●	the imposition of governmental controls or changes in government regulations, including tax laws, regulations and treaties;

●	changes in, or impositions of, legislative or regulatory requirements regarding the display screen and power bank industries;

●	compliance with U.S. and international laws involving international operations, including the Foreign Corrupt Practices Act and export control laws;

●	difficulties in achieving headcount reductions due to unionized labor and works councils;

●	restrictions on transfers of funds and assets between jurisdictions;

●	China- U.S. political instability;

●	Mainland China and Taiwan political tension; and

●	Outbreaks of diseases and the fears of a pandemic disease.

As we continue to operate our business internationally, our success will depend in part, on our ability to anticipate and effectively manage these risks. The impact of any one or more of these factors could materially adversely affect our business, financial condition and results of operations.

Risks Relating to Ownership of Our Shares

The value of your investment might not accurately reflect the actual market value of such investment as a result of deceitful historical practices relating to the appearance of greater market demand for our common stock than factually accurate.

On December 20, 2018, we agreed to settle certain fraud charges brought by the SEC relating to an alleged scheme to manipulate the appearance market demand for our common stock and as a result the historical market prices of our common stock might not be reflective of the actual value of our common stock at such time. Even though such alleged fraudulent activities and the SEC settlement did not result in a profit for the Company or any of its employees, these activities may have affected our common stock market prices and as such the value of your investment in our common stock might be less than otherwise presumed.

You may not be able to liquidate your investment since there is no assurance that an active public market will develop for our common stock or that our common stock will ever be approved for trading on a national stock exchange.

There is no active public trading market for our securities and any historic trading activity indicating that an established trading market might have existed cannot be relied upon. Our shares of common stock are currently quoted on the OTC Pink Market and have not been listed on any national stock exchange. We cannot assure you that an active trading market for our common stock will develop or that if developed, will be sustained. In the absence of an active trading market of our common stock, you may not be able to liquidate your investment in our common stock at all or as soon as desired.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Law Broker’s headquarters is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters (equivalent to 8,105 square feet) of office space. Law Broker renewed the office lease with Pon-Chen Co., Ltd. for additional two years commencing from June 1, 2019 to May 31, 2021 and with a monthly rent of NT $373,251. Law Broker has also entered into 41 leases for each of its sales and service outlets and training centers (excluding headquarter), for an aggregate monthly fee (untaxed) of NT$5,403,805 (equivalent to approximately $180,213).

Anhou’s current registered address is located at Room 2008-2010, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 553.26 square meters (equivalent to approximately 5,955 square feet) of office space. The lease agreement is by and among Zheng Yong Xiang, Zhang Guo Qiang and Anhou. The term is from November 3, 2018 to November 2, 2024. Anhou paid the rent of its office space in Nanjing in the total amount of RMB 4,530,579 or approximately $647,799 during the fiscal year ended December 31, 2019.

Jiangsu Law’s office is located at Room 2006-2010, No. 215 Jiangdong Middle Road, Jian'ou District, Nanjing City, Jiangsu Province, China, with 5,955 square feet (equivalent to 553.26 square meters) of office space. The lease is between Zheng Guoxiang and Zhang Guoqiang. The lease term is for six years from November 3, 2018 to November 2, 2024, with rent of RMB4,530,579 (equivalent to $652,210) per year, payable every year during the term of the lease.

ITEM 3. LEGAL PROCEEDINGS.

On December 20, 2018, the SEC filed a complaint (the “Complaint”) at U.S. District Court for the Southern District of New York (the “Court”) against Company and Cheng-Hsiung Huang (“Mr. Huang”), one of the Company’s former employees, alleging potential violations of Section 10(b) of the Securities Exchange Act and Rule 10b-5 promulgated thereunder based on the alleged manipulative trading scheme of the Company’s common stock, such as wash trades, from approximately December 2013 to March 2018. Neither the Company nor Mr. Huang realized any financial gain from the alleged scheme and both the Company and Mr. Huang substantially cooperated with the SEC’s investigation regarding the alleged manipulative trading scheme.

On November 29, 2018, without admitting or denying the allegations in the Complaint, the Company agreed to the entry of a final judgment (the “Final Judgment”) that permanently enjoined it from violating Section 10(b), Rule 10b-5 and Section 17(a) of the Securities Act, ordered the Company to comply with its undertaking to retain an independent compliance monitor for a period of not less than one year to help the Company stay in compliance with the U.S. securities law.

On December 6, 2018, without admitting or denying the allegations in the Complaint, Mr. Huang agreed to the entry of the Final Judgment that permanently enjoined him from violating Section 10(b), Rule 10b-5 and Section 17(a) of the Securities Act, ordered Mr. Huang to pay a civil penalty of $30,000 in installments.

On January 18, 2019, the Court issued the Final Judgment on this case. For further information, please see the Company’s current report on Form 8-K/A filed on January 22, 2019 (“Amended Current Report Re SEC Action”).

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the various tiers of the OTC Market under the symbol “CUII” since August 2012. The latest available closing price of our common stock prior to January 22, 2020 was US$2.20.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended December 31, 2019
	Low	High
First Quarter ended March 31, 2019	$2.90	$2.90
Second Quarter ended June 30, 2019	$2.80	$2.80
Third Quarter ended September 30, 2019	$2.50	$2.80
Fourth Quarter ended December 31, 2019	$2.25	$2.50

The above stock prices may not be reflective of the actual market value thereof on the dates listed. For further information please, see the Company’s Amended Current Report Re SEC Action set forth in Item 3 of this annual report.

Shareholders

As of December 31, 2019, there were 722 record owners of our common stock and one record owner of our preferred stock.

Transfer Agent

Our transfer agent is Island Stock Transfer, at the address of 15500 Roosevelt Blvd., Suite 104, Clearwater, FL33760.

Dividends

We have never declared or paid any cash dividends or distributions on our common stock. We currently intend to retain our future earnings, if any, to support operations and to finance future growth and expansion and, therefore, do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Pursuant to the provisions of the AHFL Acquisition Agreement dated August 24, 2012 and its amendments on March 14, 2013, March 13, 2015, February 17, 2016 and August 8, 2016, in lieu of the 2 million employee stock option pool (the “ESOP”) described in the AHFL Acquisition Agreement, our Company is committed to create an employee stock pool or similar plan consisting of up to 5 million shares of common stock to be granted to employees of affiliated entities of our Company (including Law Broker employees). Law Broker, being the only actively operating subsidiary in Taiwan, primarily engages in insurance brokerage and insurance agency service business across Taiwan. Upon satisfaction of respective performance criteria of Law Broker employees, the board of directors of Law Broker may submit its recommendation to our Company for its approval and issuance of such options under the ESOP. Details of terms and conditions on the said ESOP shall be set forth in separate ESOP documents duly approved by our Company.

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2019.

Options and Warrants

As of March 10, 2020, we had no outstanding options or warrants exercisable for shares of our Common Stock.

ITEM 6. SELECT FINANCIAL DATA

The following selected consolidated statement of operations data for the years ended December 31, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2019, and 2018 are derived from our audited consolidated financial statements included elsewhere in this Form 10-K.

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

The following selected consolidated financial and other data is as of and for the years ended December 31, 2019 and 2018 is derived in part from, and should be read in conjunction with the Company’s Consolidated Financial Statements and related notes.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME / (LOSS)

	Years Ended December 31
	2019	2018
Revenue	$95,919,338	$78,667,731
Cost of revenue	65,342,976	49,314,709

Gross profit	30,576,362	29,353,022

Operating expenses:
Selling	2,707,176	3,560,840
General and administrative	20,214,659	17,854,923
Total operating expense	22,921,835	21,415,763

Income from operations	7,654,527	7,937,259

Other income (expenses):
Interest income	453,184	446,859
Interest expenses	(208,008)	(130,523)
Dividend income	367,557	354,224
Other - net	333,826	418,999
Total other income(expenses), net	946,559	1,089,559

Income before income tax	8,601,086	9,026,818
Income tax expense	(2,704,297)	(3,610,172)

Net income	5,896,789	5,416,646
Less: net income attributable to the noncontrolling interests	(2,837,941)	(3,045,241)
Net income attributable to parent’s shareholders	3,058,848	2,371,405

Other comprehensive income (loss):
Foreign currency translation gain (loss)	1,010,688	(1,217,733)
Other	(4,999)	542
Other comprehensive income (loss)	1,005,689	(1,217,191)

Comprehensive income	6,902,478	4,199,456
Less: comprehensive income attributable to noncontrolling interests	(3,255,297)	(2,615,388)

Comprehensive income attributable to parent’s shareholders	$3,647,181	$1,584,068

Weighted average shares outstanding:
Basic	29,429,448	29,452,669
Diluted	29,429,448	29,452,669

Earnings per share attributable to parent’s shareholders:
Basic	$0.101	$0.078
Diluted	$0.101	$0.078

Selected Consolidated Balance Sheet Data

	Year Ended December 31
	2019	2018
Total assets	$89,242,422	$68,881,844
Total current liabilities	37,397,111	26,263,014
Total long-term liabilities	6,093,819	3,676,000
Total shareholders 'equity	45,751,492	38,942,830

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

We are a Delaware corporation, incorporated on June 4, 2010 by Mr. Mao, as a holding company for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL”, a company incorporated in the British Virgin Islands). Our common stock trades over the counter under the ticker symbol “CUII” on the OTC Pink market. The Company primarily engages in brokerage and insurance agency services by providing two broad categories of insurance products, life insurance products and property and casualty insurance products, and conducts its business primarily in three geographic operating segments, Taiwan, PRC, and Hong Kong. The insurance products that the Company’s subsidiaries sell are underwritten by certain leading insurance companies in Taiwan, the PRC and regions and countries near the PRC.

We have three operating subsidiaries in our Taiwan Segment and conduct brokerage and insurance agency services through the subsidiaries across Taiwan. Among the three operating subsidiaries, two of which were acquired through making capital contributions or an acquisition agreement during the years of 2018 and 2019. Furthermore, the Company through one of its subsidiaries entered into a joint venture agreement (the “Joint Venture Agreement”) with two parties in November 2019. Under the terms of the joint venture agreement, all parties agreed to contribute funds, human resources, and technology into Uniwill Insurance Broker Co., Ltd. (“Uniwill”, a wholly owned subsidiary incorporated in Taiwan). Under the terms of the agreement, a total of $13.3 million (NTD 400 million) will be injected to Uniwill if and when all of the conditions are met as set forth in the Joint Venture Agreement no later than December 31, 2021. On August 15, 2019, AIlife increased and completed the capital injections in Uniwill to the amount of $3.3 million. However, as of December 31, 2019, certain necessary regulatory approvals and legal procedures were to be completed. The procedures for changing the legal representative of Uniwill have been passed on January 6, 2020, but other procedures have not been completed yet as of the date of this report. Our goal in the Taiwan Segment is to enable synergies among group companies and generate revenues from marketing and making the technologies available to insurance intermediary companies through the new subsidiaries. Our revenue from the Taiwan Segment is about 90.8% of the total revenue of the Company for the year ended December 31, 2019. As of December 31, 2019, we had 51 sales and service outlets (including the headquarters) with 4,161 sales professionals and 250 administrative staff in the Taiwan segment.

Through our consolidated affiliated entities, we had two insurance agencies, one brokerage and 47 service outlets with 2,589 full-time sales professionals and 139 administrative staff in Nanjing, Henan, Sichuan, Jiangsu, Fujian and Guangdong Provinces in the PRC Segment as of December 31, 2019. Our PRC segment contributed 8.9% of total revenue of the Company for the year ended December 31, 2019.

Our Hong Kong Segment mainly consists of one operating subsidiary, which acts as a broker for reinsurance products and earns commissions on sales of insurance products from other insurers. As of December 31, 2019, we had one sales and service outlet (including the headquarters) with no sales professionals and one administrative staff in Hong Kong segment.

A lot of countries, including the PRC, Japan, South Korea, have been affected by the outbreak of the coronavirus (“COVID-19”) since January 2020. We may expect that COVID-19 would have an adverse impact on our business in the PRC Segment in the short run and have taken actions, which include stimulations of our salesforce through online meetings and cloud-based trainings as well as our commitments to make timely commissions to sales professionals. Furthermore, we have developed effective communication channels with insurance companies to pass on individual customers’ information and upgraded our services to individuals. The Government of the PRC is providing businesses with certain incentive policies and programs, such as tax cuts and relief on the social security insurance. We plan to fully resume our regular operations no later than the end of April 2020 and expect to reach peak sales of health insurances soon; although we cannot guaranty we will resume the full operation within the expected timeframe. Any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with Accounting Principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the period. Management makes these estimates using the best information available when they are made. However, actual results could differ materially from those estimates. While there are a number of significant accounting policies affecting our financial statements; we believe the following critical accounting policies involve the most complex, difficult and subjective estimates and judgments.

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

Accounts Receivable and Allowance for Doubtful Accounts

We review our accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2019 and 2018.

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

Impairment of Long-Lived Assets

In accordance with ASC Topic 360, “Property, Plant and Equipment”, we review the carrying values of long-lived assets when circumstances warrant in order to determine whether their carrying value has become impaired. We consider assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from related operations. No impairment was recognized for the years ended December 31, 2019 and 2018.

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

 Results of Operations

Overview of the years ended December 31, 2019 and 2018

The following table shows the results of operations for the years ended December 31, 2019 and 2018:

	Year Ended December 31
	2019	2018	Change	Percent
Revenue	$95,919,338	$78,667,731	$17,251,607	21.9%
Cost of revenue	65,342,976	49,314,709	16,028,267	32.5%
Gross profit	30,576,362	29,353,022	1,223,340	4.2%
Gross profit margin	32%	37%	(5.4)%	(14.6)%

Operating expenses:
Selling	2,707,176	3,560,840	(853,664)	(24.0)%
General and administrative	20,214,659	17,854,923	2,359,736	13.2%
Total operating expenses	22,921,835	21,415,763	1,506,072	7.0%

Income from operations	7,654,527	7,937,259	(282,732)	(3.6)%

Other income (expenses):
Interest income	453,184	446,859	6,325	1.4%
Interest expenses	(208,008)	(130,523)	(77,485)	59.4%
Dividend income	367,557	354,224	13,333	3.8%
Other - net	333,826	418,999	(85,173)	(20.3)%
Total other income(expenses), net	946,559	1,089,559	(143,000)	(13.1)%

Income before income tax	8,601,086	9,026,818	(425,732)	(4.7)%
Income tax expense	(2,704,297)	(3,610,172)	905,875	(25.1)%

Net income	5,896,789	5,416,646	480,143	8.9%
Less: Net income attributable to the noncontrolling interests	(2,837,941)	(3,045,241)	207,300	(6.8)%
Net income attributable to parent’s shareholders	3,058,848	2,371,405	687,443	29.0%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies. We conduct our insurance brokerage business in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network.

The Company’s majority revenues derived from the commissions from sales of life insurance products. Total commission revenue from sales of life insurance products accounted for 93.6% and 92.6% of total revenue for the year ended December 31, 2019 and 2018, respectively; whereas commission revenue from sales of property and casualty insurance products only contributed 6.1% and 6.8% of total revenue for the year ended December 31, 2019 and 2018, respectively.

Most of the individual life insurance products we distribute allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term or make installment payments. If an insured chooses to pay for the life insurance by installment, a life insurance policy can generate periodic payments of fixed premiums for the insurance company for a period of time and as a result generate commissions and fee incomes for our Company from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustainable growth of life insurance sales, we have placed significant resources to expand and sell the life insurance products with periodic payment schedules. We expect that sales of life insurance products will continue to be our primary source of revenue in the next several years.

Our total revenue reached approximately $95.9 million for the year ended December 31, 2019, increased by approximately $17 million (or 21.9%) compared to the total revenue of $78.7 million for the year ended December 31, 2018. The increase in our total revenue was attributable primarily to the constant business growth in the Taiwan Segment. During the years ended December 31, 2019 and 2018, the revenues generated from the Taiwan, PRC and Hong Kong Segments were as follows:

Geographic Areas	For the Years Ended December 31,
	2019	2018	Change	Percent
Revenue
Taiwan segment	$87,117,945	$67,483,660	$19,634,285	29.1%
Percentage of revenue	90.8%	85.8%
PRC segment	8,517,475	10,465,147	(1,947,672)	(18.6)%
Percentage of revenue	8.9%	13.3%
Hong Kong segment	283,918	718,924	(435,006)	(60.5)%
Percentage of revenue	0.3%	0.9%
Total revenue	$95,919,338	$78,667,731	$17,251,607	21.9%

Overall revenue from our Taiwan segment increased by $19.6 million from $67.5 million for the year ended December 31, 2018 to $87.1 million for the year ended December 31, 2019. The increase was mainly due to the combined effects of discontinuities of the long-term care products and an interest rate reduction in insurance liability reserves of life and saving insurances by Financial Supervisory Commission Taiwan. The long-term care products provided more favorable terms to individual customers was discontinued in the year of 2019 and the individual customers took advantage of the opportunity to lock in the policy prior to the discontinuities of the long-term care products. In the fourth quarter of 2019, Financial Supervisory Commission Taiwan announced to reduce the interest rate of life and saving insurance liability reserves starting in the year of 2020, leading to a market expectation that insurance premiums of the life and saving insurance would increase more than 5% compared to that in 2018 and therefore boosting the customers’ demand to purchase and lock in in insurance policies before the expected premium adjustment next year.

Overall revenue from our PRC segment decreased by $1.9 million (or 18.6%) to $8.5 million for the year ended December 31, 2019 from $10.5 million for the year ended December 31, 2018. Such decrease in revenue of the PRC segment was mainly due to the effect of the China Insurance Regulatory Commission’s Notice on Regulating Product Development and Design Behavior of Insurance Company (Circular 134), in which the benefit payments of endowment insurance and annuity insurance products were stipulated. The lower yield along with macroeconomic downturn decreased consumers’ demand of these products, which resulted in the negative growth in the insurance market. Under the circumstance, the Company made a more conservative business approach in the year of 2019 that further impacted the operating activities in our PRC segment.

In the year of 2018, one of our subsidiaries in the Hong Kong Segment became one of the brokers for reinsurance products of Taiwan Life Insurance Co., Ltd. (“Taiwan Life”). In the reinsurance arrangement, the Company earns commissions on sales of insurance products from other insurers to Taiwan Life for risk management. Starting in mid-year 2019, the economy in Hong Kong was affected by anti-government protests and resulted in a recession. Overall revenue from our Hong Kong segment decreased by $0.4 million (or 60.5%) from $0.7 million for the year ended December 31, 2018 to $0.3 million for the year ended December 31, 2019 as a result of the political and economic conditions in Hong Kong.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The Company initiated new incentive schemes and performance measures that are more aligned with the company’s long-term objectives in late 2017. Under the 2017 commission program, sales targets are divided into smaller and more attainable targets to improve the achievement rate.

The cost of revenue for the year ended December 31, 2019 increased by $16.0 million (or 32.5%) to $65.3 million compared to $49.3 million for the year ended December 31, 2018. This increase in the cost of revenue was due to the increase of the direct commission cost as a result of first year commission earned from insurance companies and the 2017 commission policy. In addition, the growth in the revenue also resulted in increasing indirect commission cost due to the high achievement rate of the sales target.

Consequently, the cost of revenue increased more than the proportional increase of revenue, causing a decrease in the gross profit margin by 5.4% from 37.3% for the year ended December 31, 2018 to 31.9% for the year ended December 31, 2019.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the year ended December 31, 2019 decreased by $0.9 million (or 24.0%) to $2.7 million, compared to $3.6 million for the year ended December 31, 2018. The selling expense decreased primarily because the Company sponsored an online reality show and provided an incentive program of Apple I-Pad for sales professionals to facilitate deeper brand engagement and attract young candidates in the year of 2018. The Company did not incur such expenses in the year of 2019.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year ended December 31, 2019, G&A expenses were $20.2 million, an increase of $2.3 million (or 13.2%), compared with $17.9 million for the year ended December 31, 2018. The increase in G&A expenses was attribute to the increasing performance bonus to employees and the sales taxes as a result of the sales growth in 2019 and additional professional service fees to our outside counsel and SEC-appointed monitor to enhance the Company’s governance and compliance.

Other income (expenses)

Net other income of $0.9 million for the year ended December 31, 2019 decreased 0.1 million (or 13.1%) compared to $1.1 million net other income for the year ended December 31, 2018. Net total other income mainly consists of interest income, interest expenses, dividend income, other income, gain on valuation of financial assets and gain on foreign exchange. Net other income decreased due to the increase of interest expense resulting from increased borrowings from bank loans.

Income tax

For the year ended December 31, 2019, income tax expense was $2.7 million, a decrease of $0.9 million (or 25.1%), compared with $3.6 million for the year ended December 31, 2018. The decrease was mainly due to the recognition of a one-time transition tax of $1,199,195 imposed on accumulated earnings of foreign subsidiaries by the 2017 Tax Cuts and Jobs Act in the year of 2018.

Our subsidiaries in Taiwan segment are governed by the Income Tax Law of Taiwan and are generally subject to tax at 20% on income reported in the statutory financial statements after appropriate adjustments. Also, the Income Tax Law of Taiwan provides that a company is taxed an additional 5% on any undistributed earnings to its shareholders.

WFOE and the CAE in the PRC segment are governed by the Income Tax Law of the PRC concerning privately-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriated adjustments. According to the requirement of local tax authorities, the taxable income of Jiangsu Law was deemed to be 10% of total revenue, instead of actual income before income tax. The tax rate of Jiangsu Law is also 25%.

Our subsidiaries in Hong Kong segment are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profits tax at the rate of 16.5% on the estimated assessable profits.

As a result of all these factors, our net income increased by $0.5 million (or 8.9%) from $5.4 million for the year ended December 31, 2018 to $5.9 million for the year ended December 31, 2019.

Liquidity and Capital Resources

Cash requirements

Our primary sources of liquidity are cash and cash equivalents, time deposits, marketable securities, and cash generated from operations. Cash available from operations, including our cash, time deposits, and borrowing on our revolving line of credit, will be sufficient for our working capital needs, including commissions payable to sales professionals, performance bonus payable to management, payments of tax liabilities, marketing and advertising needs to promoting sales, as well as purchase of equipment. However, future business opportunities may cause a change in our estimate.

Cash flows

The following table represents a comparison of our cash flows for the years ended December 31, 2019 and 2018:

	For the Years Ended December 31,
	2019	2018	Change	Percent
Net cash provided by operating activities	$5,411,846	$3,907,452	$1,504,395	38.5%
Net cash used in investing activities	(13,137,888)	(4,301,227)	(8,836,661)	205.4%
Net cash (used in) provided by financing activities	(354,454)	5,487,587	(5,842,041)	(106.5)%

Operating activities

Net cash provided by operating activities for the year ended December 31, 2019 was $5.4 million in comparison with net cash of $3.9 million provided by operating activities for the year ended December 31, 2018.  The increase of $1.5 million (or 38.5%) was mainly due to a strong business performance, resulting in higher net income for the year ended December 31, 2019 compared with that of the same period in 2018.

Investing activities

Net cash used in investing activities was $13.1 million for the year ended December 31, 2019 in comparison with net cash of $4.3 million used in investing activities for the year ended December 31, 2018. The increase in the cash flows used in investing activities resulted from the Company’s investment of its excess cash in time deposits in the year of 2019, leading to cash outflows from investing activities.

Financing activities

Net cash used in financing activities was $0.4 million for the year ended December 31, 2019 in comparison with net cash of $5.5 million provided by financing activities for the year ended December 31, 2018. The cash outflows from the financing activities was mainly due to the net repayments of revolving bank loans during the year ended December 31, 2019.

Contractual Obligations

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2019:

	Payments due by period
Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt obligations (1)	$8,100,000	$8,100,000	$-	$-	$-
Operating lease	5,532,268	2,373,613	2,435,120	723,535	-
Contractual obligations (2)	4,707,289	2,685,783	2,021,506	-	-
Capital commitment (3)	10,015,643	-	10,015,643	-	-
	$28,355,200	$13,159,396	$14,472,269	$723,535	$-

(1)	Debt obligations include our revolving credit facilities from banks.

(2)	Contractual obligations include obligations related to compensation plans with Law Broker’s officers, amount due to previous shareholders of AHFL, and a Strategic Alliance Agreement with AIATW.

(3)	Capital commitment related to the Joint Venture Agreement (the “JV Agreement”) with Cyun-Jhan Enterprise Co., Ltd. and Jian-Zao International Industrial Co., Ltd. through AIlife International Investment Co., Limited (“AIlife”, formerly known as “Ilife”).

Off Balance Sheet Arrangements

As of December 31, 2019, our Company had no off balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of:

China United Insurance Service, Inc.

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding the Company has yet established effective entity-level controls at group level in application of Internal Control-Integrated Framework (2013), has been identified and described in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements.

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenue from contracts with customers in 2018.

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

/s/ Simon & Edward, LLP

We have served as the Company's auditor since 2014.

Diamond bar, California

March 20, 2020

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$12,615,008	$16,663,942
Time deposits	38,731,658	25,740,164
Restricted cash equivalents	-	3,320,802
Accounts receivable	22,541,558	15,332,355
Other current assets	2,101,115	1,155,678
Total current assets	75,989,339	62,212,941

Property and equipment, net	1,402,866	1,195,695
Intangible assets, net	518,264	575,985
Operating lease assets	5,522,665	-
Long-term investments	2,693,082	2,477,558
Restricted cash – noncurrent	43,492	655,027
Other assets	3,072,714	1,764,638
TOTAL ASSETS	$89,242,422	$68,881,844

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Commissions payable to sales professionals	$12,545,730	$8,014,480
Short-term loans	8,100,000	8,435,587
Income tax payable – current	2,389,304	1,599,146
Operating lease liabilities - current	2,242,034	-
Due to related parties	462,859	398,934
Other current liabilities	11,657,184	7,814,867
Total current liabilities	37,397,111	26,263,014

Operating lease liabilities	3,048,632	-
Income tax payable - noncurrent	815,451	1,007,323
Other liabilities	2,229,736	2,668,677
TOTAL LIABILITIES	43,490,930	29,939,014

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $0.00001 par value, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, $0.00001 par value, 100,000,000 authorized, 29,421,736 and 29,452,669 issued and outstanding as of December 31, 2019 and 2018, respectively	294	295
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	8,228,904	7,299,123
Retained earnings	9,402,294	7,273,227
Accumulated other comprehensive income (loss)	417,015	(171,318)
Total stockholders' equity attributable to parent’s shareholders	26,238,966	22,591,786
Noncontrolling interests	19,512,526	16,351,044
TOTAL STOCKHOLDERS' EQUITY	45,751,492	38,942,830
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$89,242,422	$68,881,844

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2019	2018
Revenue	$95,919,338	$78,667,731
Cost of revenue	65,342,976	49,314,709

Gross profit	30,576,362	29,353,022

Operating expenses:
Selling	2,707,176	3,560,840
General and administrative	20,214,659	17,854,923
Total operating expenses	22,921,835	21,415,763

Income from operations	7,654,527	7,937,259

Other income (expenses):
Interest income	453,184	446,859
Interest expenses	(208,008)	(130,523)
Dividend income	367,557	354,224
Other - net	333,826	418,999
Total other income, net	946,559	1,089,559

Income before income tax	8,601,086	9,026,818
Income tax expense	(2,704,297)	(3,610,172)

Net income	5,896,789	5,416,646
Less: net income attributable to noncontrolling interests	(2,837,941)	(3,045,241)
Net income attributable to parent’s shareholders	3,058,848	2,371,405

Other comprehensive income (loss)
Foreign currency translation gain (loss)	1,010,688	(1,217,733)
Other	(4,999)	542
Other comprehensive income (loss)	1,005,689	(1,217,191)

Comprehensive income	6,902,478	4,199,456
Less: comprehensive income attributable to noncontrolling interests	(3,255,297)	(2,615,388)

Comprehensive income attributable to parent’s shareholders	$3,647,181	$1,584,068

Weighted average shares outstanding:
Basic	29,429,448	29,452,669
Diluted	29,429,448	29,452,669

Earnings per share attributable to common parent’s shareholders:
Basic	$0.101	$0.078
Diluted	$0.101	$0.078

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance December 31, 2017	29,452,669	$295	1,000,000	$10	$8,190,449	$5,781,008	$616,019	$6,419,937	$21,007,718	$13,735,656	$34,743,374

Appropriation of reserves	-	-	-	-	-	1,518,115	-	(1,518,115)	-	-	-
Foreign currency translation loss	-	-	-	-	-	-	(787,695)	-	(787,695)	(430,038)	(1,217,733)
Other comprehensive income	-	-	-	-	-	-	358	-	358	184	542
Net income	-	-	-	-	-	-	-	2,371,405	2,371,405	3,045,242	5,416,647

Balance December 31, 2018	29,452,669	295	1,000,000	10	8,190,449	7,299,123	(171,318)	7,273,227	22,591,786	16,351,044	38,942,830

Appropriation of reserves	-	-	-	-	-	929,781	-	(929,781)	-	-	-
Dividends	-	-	-	-	-	-	-	-	-	(93,815)	(93,815)
Foreign currency translation gain	-	-	-	-	-	-	591,630	-	591,630	419,058	1,010,688
Other comprehensive loss	-	-	-	-	-	-	(3,297)	-	(3,297)	(1,702)	(4,999)
Retirement of common stock	(30,933)	(1)	-	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	-	3,058,848	3,058,848	2,837,941	5,896,789

Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2019	2018
Cash flows from operating activities:
Net income	$5,896,789	$5,416,646
Adjustment to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	693,459	636,980
Pension plan	(4,611)	-
Amortization of bond premium	261	569
Loss on debt forgiveness	-	12,645
Change on fair value of financial assets	(160,193)	125,714
(Gain) loss on disposals of financial assets	(19,059)	36,279
Gain on disposals of property and equipment	9,676	-
Deferred income tax	(162,575)	(163,631)
Changes in operating assets and liabilities:
Accounts receivable	(6,710,665)	(2,421,663)
Other current assets	(902,894)	(486,314)
Other assets	(1,289,087)	106,662
Income tax payable	565,522	(726,379)
Commissions payable to sales professionals	4,249,355	1,826,478
Other current liabilities	3,734,476	2,539,087
Other liabilities	(488,608)	(2,995,621)
Net cash provided by operating activities	5,411,846	3,907,452

Cash flows from investing activities:
Purchases of time deposits	(59,492,618)	(49,535,273)
Proceeds from maturities of time deposits	47,404,072	44,555,966
Purchases of structured deposits	-	(13,696,531)
Proceeds from maturities of structured deposits	-	14,993,795
Purchases of marketable securities	(598,676)	-
Proceeds from sales of marketable securities	366,451	-
Proceeds from repayment of loan made to RFL	-	1,486,485
Purchase of long-term investments - REITs	-	(1,327,505)
Purchase of property and equipment	(660,011)	(696,028)
Purchase of intangible assets	(192,719)	(82,136)
Proceeds from disposals of property and equipment and intangible assets	35,613	-
Net cash used in investing activities	(13,137,888)	(4,301,227)

Cash flows from financing activities:
Proceeds from short-term loans	31,818,847	34,300,000
Repayment of short-term loans	(32,153,385)	(28,450,000)
Proceeds from related party borrowings	73,899	475,273
Repayment to related party borrowing	-	(637,686)
Repayment of convertible bonds	-	(200,000)
Dividends paid to noncontrolling interests	(93,815)	-
Net cash (used in) provided by financing activities	(354,454)	5,487,587

Foreign currency translation	99,225	(397,605)
Net (decrease) increase in cash, cash equivalents and restricted cash equivalents	(7,981,271)	4,696,207

Cash, cash equivalents and restricted cash equivalents, beginning balance	20,639,771	15,943,564
Cash, cash equivalents and restricted cash equivalents, ending balance	$12,658,500	$20,639,771

SUPPLEMENTARY DISCLOSURE:

Interest paid	$215,945	$264,845
Income tax paid	$2,064,231	$3,561,329

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

Overview

China United Insurance Service, Inc. (“China United”, “CUII”, or the “Company”) is a Delaware corporation, organized on June 4, 2010 by Yi-Hsiao Mao, a Taiwan citizen, as a listing vehicle for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL,” a company incorporated in the British Virgin Islands). The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTC Pink market. The Company primarily engages in brokerage and insurance agency services by providing two broad categories of insurance products, life insurance products and property and casualty insurance products, and manages its business through aggregating them into three geographic operating segments, Taiwan, PRC, and Hong Kong.

In January 2011, through Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (“WFOE”), a wholly owned Hong Kong based subsidiary of CU Hong Kong, the Company entered a series of agreements (“VIE agreements”) with Law Anhou Insurance Agency Co., Limited (“Anhou”) that established, among other things, an exclusive business cooperation agreement. Prior to the VIE agreements with WFOE, Anhou owned 100% interest of Sichuan Kangzhuang Insurance Agency Co., Limited (“Sichuan Kangzhuang”) and 100% interest of Jiangsu Law Insurance Brokers Co., Limited. Both subsidiaries are also engaged in selling life and property casualty insurance products in the PRC. With the establishment of VIE, the Company expanded business operations into Peoples’ Republic of China (“PRC” or “China”).

Through the acquisition of AHFL in August 2012, the Company indirectly owns 65.95% interest of Law Enterprise Co., Limited (“Law Enterprise”) and Law Insurance Broker Co., Limited (“Law Broker”), which is 100% owned subsidiary of Law Enterprise. Both companies are engaging in business in insurance brokerage and insurance agency services across Taiwan, where the majority of revenue is generated.

In July 2018, the Company completed its acquisition of Kao Te Insurance Broker (“KT Broker”) for its existing brokerage licenses. Under Taiwanese law, the brokerage license is undetachable from the legal entity and the entity itself cannot be dissolved, so the Company renamed KT Broker to Joint Insurance Broker Co., Limited (“JIB”) to serve as a holding entity for the brokerage licenses. The Company has no intention of operating the existing business of KT Broker nor retain any of its sales personnel, therefore the Company accounted the acquisition as assets purchase in accordance with FASB ASC Topic 805.

In May 2019, AHFL entered into an agreement to make capital contributions of $485,909 (NTD15,000,000) to AIlife International Investment Co., Limited (“AIlife”, formerly known as “Ilife”). After the transaction, the Company owned 93.75% of AIlife. In July 2019, AHFL acquired the remaining 6.25% shares of AIlife, which became the Company’s wholly owned subsidiary. The business objective of AIlife is to obtain a non-exclusive license covering certain information technology systems from Law Broker and generate revenues from marketing and making the technologies available to insurance intermediary companies.

O June 4, 2019, AIlife entered into an acquisition agreement with the selling shareholder of Uniwill Insurance Broker Co., Ltd (“Uniwill”), Pursuant to the acquisition agreement, AIlife agreed to pay $14,535 (NTD 450,000) in exchange for the insurance brokerage licenses issued to Uniwill by the Taiwanese government, along with right to the Uniwill company name and $6,455 (NTD 200,000) of legal deposits. The Company has no intention of operating the Uniwill existing brokerage business nor retaining any of its sales personnel. Therefore, the acquisition is accounted as an assets purchase.

On November 15, 2019, AIlife, Cyun-Jhan Enterprise Co., Ltd. (“Cyun-Jhan”), and Jian-Zao International Industrial Co., Ltd. (“Jian-Zao” and, collectively with AIlife and Cyun-Jhan, the “Parties”) entered into a Joint Venture Agreement (the “JV Agreement”). Under the terms of the JV Agreement, the Parties agreed to invest funds, labor and technology into Uniwill. Under the terms of the JV Agreement, the paid-in capital of Uniwill should increase to an aggregate amount of $13.3 million (NTD 400 million) by AIlife, provided that the other parties fulfill their commitments no later than December 31, 2021. On August 15, 2019, AIlife increased and completed the capital injections in Uniwill to the amount of $3.3 million. However, certain necessary regulatory approvals and other procedures of Uniwill were not completed as of December 31, 2019 and are being processed as of the date of this annual report.

The corporate structure as of December 31, 2019 is as follows:

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
Law Anhou Insurance Agency Co., Limited
100%
Jiangsu Law Insurance Brokers Co., Limited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities' operations. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Use of Estimates

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”).

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Noncontrolling Interest

Noncontrolling interest consists of direct and indirect equity interest in AHFL and its subsidiaries arising from the acquisition of AHFL by CUII and acquisition of PFAL by AHFL in August 2012 and April 2014, respectively.

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

Foreign Currency Transactions

The Company’s financial statements are presented in U.S. dollars ($), which is the Company’s reporting and functional currency. The functional currencies of the Company’s subsidiaries are New Taiwan dollar (“NTD”), China yuan (“RMB”) and Hong Kong dollar (“HKD”). The resulting translation adjustments are reported under other comprehensive income in accordance with FASB ASC Topic 220, “Reporting Comprehensive Income”. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

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

	Average Rate for the years ended December 31,
	2019		2018
Taiwan dollar (NTD)	NTD	30.88782	NTD	30.13172
China yuan (RMB)	RMB	6.90721	RMB	6.61464
Hong Kong dollar (HKD)	HKD	7.83459	HKD	7.83704
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	December 31, 2019		December 31, 2018
Taiwan dollar (NTD)	NTD	29.95314	NTD	30.56492
China yuan (RMB)	RMB	6.96676	RMB	6.87644
Hong Kong dollar (HKD)	HKD	7.78722	HKD	7.83125
United States dollar ($)		$1.00000		$1.00000

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

Marketable Securities

The Company invests part of its excessive cash in equity securities and money market funds. Such investments are grouped under other current assets in the consolidated balance sheets. Trading securities represent securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized and unrealized gains and losses are recorded in other income (expense). As of December 31, 2019 and 2018, the Company had marketable securities of $290,153 and $30,800 under other current assets.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2019 and 2018.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expense as incurred. Upon sale of retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other income (expense).

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of the long-lived assets when circumstances warrant as to whether the carrying value has become impaired. The Company considers assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from its related operations. There was no impairment recognized for the years ended December 31, 2019 and 2018.

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

Advertising Costs

The Company expenses all advertising costs, which include promotions and branding, as incurred. The Company incurred $238,648 and $749,563 in advertising and marketing costs during the years ended December 31, 2019 and 2018, respectively.

Revenue Recognition

The Company adopted FASB ASC Topic 606, Revenue from Contracts with Customers, at the beginning of 2018, which requires that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company’s revenue is generated from providing insurance agency and brokerage services. The Company, through its subsidiaries and VIEs, sells insurance products to customers, and obtains commissions from the respective insurance companies according to the terms of each insurance company service agreement. The Company recognizes revenue when services provided by the Company to customers is transferred to the respective insurance company; whereby the transfer of control is considered complete when the insurance policy becomes effective. The revenue standard includes requirements to estimate variable or contingent consideration to be received and recognize variable consideration to the extent that a significant reversal of revenue will not probably occur in the subsequent periods. Applying the revenue standard requires significant judgment and estimate to be made by the Company.

The Company is obligated to pay commissions to its sales professionals when an insurance policy becomes effective. The Company recognizes commission revenue granted from insurance companies on a gross basis, and the commissions paid to its sales professionals are recognized as cost of revenue.

Income Taxes

The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”) introduced a new tax on global intangible low-taxed income (“GILTI”) effective as of January 1, 2018. The Company has elected to recognize the tax on GILTI as tax expense in the period the tax is incurred.

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of December 31, 2019 and 2018, the Company does not have any potentially dilutive instrument.

Concentration of Credit Risk

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash and cash equivalents, register capital deposits and accounts receivable. As of December 31, 2019, and 2018, approximately $2,293,000 and $1,751,000 of the Company’s cash and cash equivalents, time deposits, restricted cash and cash equivalents, and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $50,108,000 and $44,289,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have collectability concern.

For the years ended December 31, 2019 and 2018, the Company realized commission revenues granted from insurance company individually more than 10% of the total revenue of the Company were:

	Years ended December 31,
	2019		2018
	Amount	% of Total Revenue	Amount	% of Total Revenue
Taiwan Life Insurance Co., Ltd.	$18,562,429	19%	$11,024,333	14%
Farglory Life Insurance Co., Ltd.	16,452,723	17%	18,432,050	23%
TransGlobe Life Insurance Inc.	13,391,873	14%	10,280,105	13%

As of December 31, 2019, and 2018, the Company’s accounts receivable due from insurance company individually accounted more than 10% of the total account receivable were:

	As of December 31,
	2019		2018
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
TransGlobe Life Insurance Inc.	$4,239,621	19%	$2,381,181	18%
Taiwan Life Insurance Co., Ltd.	4,012,914	18%	2,578,590	20%
Shin Kong Life Insurance Co., Ltd.	3,586,795	16%	1,470,080	11%
Farglory Life Insurance Co., Ltd.	2,664,140	12%	3,139,404	24%
AIA International Limited Taiwan Branch	2,447,051	11%	1,318,114	10%

The Company derives its revenue from insurance agency and brokerage services provided and operates their business in the PRC, Hong Kong and Taiwan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Hong Kong and Taiwan, and by the state of each economy. The Company’s results may be adversely affected by changes in the political and social conditions in the PRC, Hong Kong and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Operating Leases

The Company determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. The Company records a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities include renewal and termination options that are reasonably certain to be exercised. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

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

Variable Interest Entities

The Company follows FASB ASC Subtopic 810-10-05-8, “Consolidation of VIEs”, which states that a VIE is a legal entity in which equity investors do not have sufficient equity at risk for the legal entity to finance its activities without additional subordinated financial support or, as a group, the holders of the equity investment at risk lack any one of the following three characteristics:

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

The Company reviews the VIE’s status on an annual basis. For the years ended December 31, 2019 and 2018, no event including a)-d) above took place that would change the Company’s primary beneficiary status.

New Accounting Pronouncements and Other Guidance

New Accounting Pronouncements Effective January 1, 2019:

Leases

On January 1, 2019, the Company adopted ASU No. 2016-02, (FASB ASC Topic 842), Leases, which amends existing guidance to require lessees to recognize assets and liabilities on the balance sheet for the rights and obligations created by long-term leases and to disclose additional quantitative and qualitative information about leasing arrangements.

The Company adopted the standard using a modified retrospective transition with no adjustment to its comparative periods in the year of transition. The Company elected the practical expedients, which allow the Company not to reassess prior conclusions with respect to lease identification, lease classification and initial direct costs under FASB ASC Topic 842. The Company did not elect the hindsight practical expedient to determine the lease term or in assessing the likelihood that a lease purchase option will be exercised. In addition, the Company elected the short-term lease recognition. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.

The Company recognizes lease expense for these leases on a straight-line basis over the lease term. The adoption of FASB ASC Topic 842 resulted in the recognition of operating lease right-of-use assets of $4.0 million and corresponding operating lease liabilities of $3.7 million as of January 1, 2019 on the consolidated balance sheet. See Note 16 for details.

Accounting Standards Issued but Not Yet Adopted

Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments which amends the current accounting guidance and requires the use of the new forward-looking “expected loss” model, rather than the “incurred loss” model, which requires all expected losses to be determined based on historical experience, current conditions and reasonable and supportable forecasts. This guidance amends the accounting for credit losses for most financial assets and certain other instruments including trade and other receivables, held-to-maturity debt securities, loans and other instruments.

In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on its financial position and results of operations.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH AND CASH EQUIVALENTS

Cash, cash equivalents and restricted cash and cash equivalents consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Cash and cash equivalents:
Cash in banks and on hand	$11,151,816	$7,439,057
Cash equivalents - commercial paper	-	654,006
Time deposits - with original maturities less than three months (see Note 4)	1,463,192	8,570,879
	12,615,008	16,663,942
Restricted cash equivalents	-	3,320,802
Restricted cash – noncurrent	43,492	655,027
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$12,658,500	$20,639,771

On December 14, 2018, the Company purchased a commercial paper of $654,006 (NTD 20.0 million) with a maturity of 25 days and 0.70% interest rate annum.

As of December 31, 2018, restricted cash equivalents of $3,320,802 (NTD101.5 million) were time deposits with original maturities less than three months and pledged to satisfy the requirements of certain debt agreements.

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for Law Broker’s officers.

NOTE 4 – TIME DEPOSITS

	December 31, 2019	December 31, 2018
Total time deposits	$40,194,850	$34,311,043
Less: time deposits - original maturities less than three months (see Note 3)	(1,463,192)	(8,570,879)
Time deposits - original maturities over three months but less than one year	$38,731,658	$25,740,164

Time Deposits Pledged as Collateral

As of December 31, 2019 and 2018, the Company had time deposits of $11,920,632 (NTD 357.0 million) and $5,404,889 (NTD 165.2 million) pledged as collateral for short-term loans. See Note 8.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following, as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Office equipment	$1,442,134	$1,293,549
Office furniture	117,767	112,366
Leasehold improvements	1,197,886	910,168
Transportation equipment	224,669	223,115
Other equipment	580,445	375,496
Total	3,562,901	2,914,694
Less: accumulated depreciation	(2,160,035)	(1,718,999)
Total property, plant and equipment, net	$1,402,866	$1,195,695

Depreciation expense was $452,266 and $375,588 for the years ended December 31, 2019 and 2018, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

As of December 31, 2019 and 2018, the Company’s intangible assets consisted the following:

	December 31, 2019	December 31, 2018
Software	$2,030,057	$1,816,449
Less: accumulated amortization	(1,511,793)	(1,240,464)
Total intangible assets, net	$518,264	$575,985

Estimated future assets amortization as of December 31, 2019 is as follows:

Years ending December 31,	Amount
2020	$262,838
2021	131,915
2022	66,775
2023	44,200
2024	12,536
Thereafter	-
Total	$518,264

Amortization expense was $241,193 and $261,392 for the years ended December 31, 2019 and 2018, respectively.

NOTE 7 – LONG-TERM INVESTMENTS

As of December 31, 2019 and 2018, the Company’s long-term investments consisted the following:

	December 31, 2019	December 31, 2018
Equity investments under cost method	$1,283,168	$1,257,485
Government bonds held for available-for-sale	101,203	99,834
REITs	1,308,711	1,120,239
Total long-term investments	$2,693,082	$2,477,558

Equity Investments under Cost Method

Investee	Investment Ownership	December 31, 2019 Amount	December 31, 2018 Amount
Genius Insurance Broker Co., Ltd	15.64%	$1,283,168	$1,257,485

The change in carrying value of equity investment between the two years resulted from the fluctuation of exchange rates. The Company received $311,350 and $354,224 dividend income distributed from the investee for the years ended December 31, 2019 and 2018, respectively.

Government Bonds Held for Available-for-Sale

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($100,156 and $98,152 as of December 31, 2019 and 2018, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds are valued based on theoretical bond price in Taipei Exchange.

	December 31, 2019
	Fair value at December 31, 2018	Unrealized gains	Fair value at December 31, 2019
Government bonds	99,834	1,369	101,203
	$99,834	$1,369	$101,203

	December 31, 2018
	Fair value at December 31, 2017	Unrealized losses	Fair value at December 31, 2018
Government bonds	103,723	(3,889)	99,834
	$103,723	$(3,889)	$99,834

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of December 31, 2019 and 2018 were $1,308,711 and $1,120,239, respectively. Unrealized gains (losses) included in earnings for assets held at the end of the reporting period were $188,472 and $(220,596) for the years ended December 31, 2019 and 2018, respectively.

NOTE 8 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Credit facility, O-Bank	$2,600,000	$3,600,000
Credit facility, FEIB	2,500,000	2,000,000
Credit facility, CTBC	1,500,000	1,000,000
Credit facility, KGI	1,500,000	1,600,000
Total bank loans	8,100,000	8,200,000
Current portion of long-term loans	-	235,587
Total short-term loans	$8,100,000	$8,435,587

The Company entered into the following credit agreements:

O-Bank Co., Ltd. (“O-Bank”)

CUII has a revolving credit facility in amount of $4,000,000 with O-Bank, which matures on October 22, 2020. Borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. As of December 31, 2019 and 2018, the outstanding balance of the revolving credit facility were $2,600,000 with a weighted average interest rate of 2.83% and $3,600,000 with a weighted average interest rate of 3.63%, respectively. The borrowing is secured by a total amount of $3,038,079 (NTD 91 million) of time deposits.

Law Broker entered into a credit agreement with O-Bank, which matures on October 22, 2020, and the agreement provides for a $3.3 million (NTD 100 million) revolving credit facility. Borrowings under this agreement bear interest at the TAIFX3 rate plus a margin of 0.75%. As of December 31, 2019 and 2018, the outstanding loan under this credit agreement was nil.

Far Eastern International Bank (“FEIB”)

In September 2017, CUII entered into a line of credit agreement with FEIB, which matures on January 8, 2021, and borrowings under the revolving credit facility bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. As of December 31, 2019 and 2018, the outstanding balance of the revolving credit facility were $2,500,000 with an interest rate of 3.05% and $2,000,000 with an interest rate of 3.95%, respectively. The borrowing is secured by a total amount of $3,064,787 (NTD 91.8 million) of time deposits.

Law Broker entered into a credit agreement with FEIB providing for a $2.6 million (NTD 80 million) revolving credit facility, which matures January 8, 2021. As of December 31, 2019 and 2018, the outstanding loan under this credit agreement was nil.

CTBC Bank Co., Ltd. (“CTBC”)

CUII has a revolving credit facility in amount of $1,500,000 with CTBC, which matures on August 31, 2020, and borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. As of December 31, 2019 and 2018, the outstanding balance of the revolving credit facility were $1,500,000 with an interest rate of 3.20% and $1,000,000 with an interest rate of 3.26%. The borrowing is secured by a total amount of $1,736,045 (NTD 52 million) of time deposits. Law Broker is the guarantor of the credit facility.

Law Broker entered into a credit agreement with CTBC providing for a $3.3 million (NTD 100 million) revolving credit facility, which matures on August 31, 2020. As of December 31, 2019 and 2018, the outstanding loan under this credit agreement was nil.

KGI Commercial Bank Co., Ltd. (“KGI”)

CUII was approved for a line of credit agreement with KGI, which matures on October 2, 2020, pursuant to which CUII has a revolving credit facility of $1,600,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. As of December 31, 2019 and 2018, the Company had the outstanding borrowing of $1,500,000 with a weighted interest rate of 3.06% and $1,600,000 with an interest rate of 3.41%, respectively. The borrowing is secured by a total amount of $2,295,061 (RMB 7.6 million and NTD 36 million) of time deposits.

Law Broker entered into another credit agreement with KGI providing for a $1.6 million (NTD 50 million), and the agreement matures on October 2, 2020. The borrowing is secured by a total amount of $1,786,660 (RMB 12 million) of time deposits. As of December 31, 2019 and 2018, the outstanding loan under this credit agreement was nil.

Total interest expenses of bank loans incurred were $199,979 and $105,536 for the years ended December 31, 2019 and 2018, respectively.

Current Portion of Long-Term Loans

On May 15, 2016, Anhou entered into a loan agreement (“Loan A”) with an individual third party with an interest rate of 8% per annum and interest is payable annually. The outstanding balance of Loan A was $123,611 (RMB 850,000) as of December 31, 2018 and the Company paid off the total outstanding loan balance and accrued interest in May 2019.

On July 20, 2016, Anhou entered into another loan agreement (“Loan B”) with an individual third party. Loan B bears an interest rate of 8% per annum and interest is payable annually. The outstanding balance of Loan B was $111,976 (RMB 770,000) as of December 31, 2018 and the Company paid off the total outstanding loan balance and accrued interest in May 2019.

Total interest expenses for the long-term loans were $7,066 and $18,450, respectively, for the years ended December 31, 2019 and 2018.

NOTE 9 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to professionals consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Taiwan	$12,123,149	$7,602,595
PRC	422,581	411,885
Hong Kong	-	-
Total commissions payable to sales professionals	$12,545,730	$8,014,480

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Unearned revenue - AIATW	$1,781,975	$1,028,256
Payroll payable and other benefits	1,317,367	1,360,790
Accrued bonus	4,961,323	2,918,076
Accrued business tax and tax withholdings	1,262,570	893,391
Other accrued expenses	2,333,949	1,614,354
Total other current liabilities	$11,657,184	$7,814,867

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	73,331,130		NTD	3,666,556	NTD	101,906,964		NTD	5,095,350

1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD 27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.

2)	For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

4)	For the year ended December 31, 2018, the Company recognized the fourth contract year’s revenue amount of $372,650 (NTD11,228,600), net of VAT, and refund amount of $670,389 (NTD 20,199,971), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

5)	For the year ended December 31, 2019, the Company estimated to recognize the fifth contract year’s revenue amount of $313,868 (NTD9,694,701), net of VAT, and refund the amount of $703,638 (NTD 21,733,861), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency. The revenue recorded and refund amounts were trued up to $322,310 (NTD 9,555,440) and $746,073 (NTD 23,044,560), respectively, for the year ended December 31, 2019 based on notice received from AIATW.

The Company recognized revenue of $306,961 (NTD 9,481,371) and $372,650 (NTD 11,228,600), net of VAT, for the years ended December 31, 2019 and 2018 related to this agreement. As of December 31, 2019 and 2018, the Company had non-current portion of unearned revenue of $1,049,258 and $2,056,513, respectively, and amounts in current liabilities of $1,781,975 and $1,028,256, respectively, related to the Alliance Agreement.

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $4,057,515 and $2,320,445, respectively, related to cash awards to employees as of December 31, 2019 and 2018.

The Company has other compensation plans solely provided by Law Broker to its officers.

The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the years ended December 31, 2019 and 2018, the bonus expenses to Law Broker’s officers under the compensation plans were $824,213 and $682,554, respectively. As of December 31, 2019 and 2018, the Company had accrued bonus of $903,808 and $597,631 payable within next 12 months, and noncurrent accrued bonus of $471,466 and nil, respectively, related to the compensation plans for Law Broker’s officers. See Note 19 for additional information of appointment and engagement agreements with Law Broker’s officers.

NOTE 11 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Unearned revenue – noncurrent (Note 10)	$1,049,258	$2,056,513
Due to previous shareholders of AHFL	500,782	480,559
Accrued bonus - noncurrent (Note 10)	471,466	-
Net defined benefit liability	208,230	131,605
Total other liabilities	$2,229,736	$2,668,677

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. As of December 31, 2019 and 2018, the amount due to previous shareholders of AHFL were $500,782 and $480,559, respectively.

Defined Benefit Pension Plan

Law Broker has a defined benefit retirement plan for eligible employees and the benefits are based on years of service and average service. The plan was underfunded by $208,230 and $131,605 as of December 31, 2019 and 2018, respectively.

NOTE 12 – PREFERRED STOCK

On January 28, 2011, the Company increased the number of authorized shares of common stock from 30,000,000 to 100,000,000 and authorized 10,000,000 shares of preferred stock with $0.00001 par value. It currently has 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) issued and outstanding as of December 31, 2019 and 2018. The Series A Stock has the following rights and preferences:

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

NOTE 13 – STATUTORY RESERVES

According to Taiwan accounting rules and corporation regulations, the Company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve reaches registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital. As of December 31, 2019 and 2018, the Company had statutory reserves in responding to the regulation requirements in Taiwan in the amount of $8,228,904 and $7,299,123, respectively.

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of net profits, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve due to as the accumulated deficit as of December 31, 2019 and 2018.

NOTE 14 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of December 31, 2019 and 2018:

Name of Entity	% of Non- Controlling Interests	December 31, 2018	Net Income (Loss)	Other Comprehensive Income (Loss)	Dividends	December 31, 2019
Law Enterprise	34.05%	$(72,557)	$(147,948)	$15,541	$-	$(204,964)
Law Broker	34.05%	16,149,662	2,985,723	400,719	-	19,536,104
PFAL	49.00%	436,742	7,086	1,265	(93,815)	351,278
MKI	49.00%	(2,630)	2,913	-	-	283
PA Taiwan	49.00%	(157,762)	(9,694)	(75)	-	(167,531)
PTC Nanjing	49.00%	(2,411)	(139)	(94)	-	(2,644)
Total		$16,351,044	$2,837,941	$417,356	$(93,815)	$19,512,526

Name of Entity	% of Non- Controlling Interests	December 31, 2017	Net Income (Loss)	Other Comprehensive Loss	December 31, 2018
Law Enterprise	34.05%	$(243,240)	$193,308	$(22,625)	$(72,557)
Law Broker	34.05%	13,900,341	2,655,344	(406,023)	16,149,662
PFAL	49.00%	228,079	208,918	(255)	436,742
MKI	49.00%	(2,117)	(513)	-	(2,630)
PA Taiwan	49.00%	(145,442)	(11,789)	(531)	(157,762)
PTC Nanjing	49.00%	(1,965)	(26)	(420)	(2,411)
Total		$13,735,656	$3,045,242	$(429,854)	$16,351,044

NOTE 15 – REVENUE

In May 2014, the FASB issued new accounting guidance – ASU No. 2014-09, (FASB ASC Topic 606), Revenue from Contracts with Customers related to revenue from contracts with customers. The core principle of the Standard is that recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In addition, the new guidance requires that companies disclose the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted the new guidance effective January 1, 2018, using the modified retrospective method, which applies the new guidance beginning in the year of adoption, with the cumulative effect of initially applying the guidance recognized as an adjustment to retained earnings at January 1, 2018.

The Company’s revenue is derived primarily from insurance agency and brokerage services provided. The Company, through its subsidiaries and variable interest entities, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The sale of an insurance product by the Company is considered complete when initial insurance premium is paid by an individual and the insurance policy is approved by the respective insurance company. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue.

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

Since the majority of the Company’s fee arrangements involve contracts that cover a single year of service, there was no significant change in the amount of revenue recognized in an annual period after adoption of the new revenue recognition accounting policy. The cumulative effect of adopting the new standard from January 1, 2018 is nil to the opening balance of retained earnings.

For the years ended December 31, 2019 and 2018, the Company recorded revenue of $95,919,338 and $78,667,731, respectively. Disaggregation information of revenue is disclosed in Note 21.

Contract Balance

	2019	2018
Accounts receivable	$22,541,558	$15,332,355
Unearned revenue – current (Note 10)	1,781,975	1,028,256
Unearned revenue – noncurrent (Note 11)	1,049,258	2,056,513

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of December 31, 2019 and 2018, the Company had nil of contract assets.

NOTE 16 –LEASE

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

The Company recorded operating lease cost of $2,202,195 for the year ended December 31, 2019.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of December 31, 2019, operating lease right-of-use assets and lease liabilities were as follows:

December 31, 2019
Operating lease right-of-use assets	$5,522,665
Operating lease liabilities – current	2,242,034
Operating lease liabilities – noncurrent	3,048,632

Lease Term and Discount Rate

December 31, 2019
Weighted average remaining lease term
Operating lease	2.91 years
Weighted average discount rate
Operating lease	2.85%

Supplemental Cash Flow Information Related to Leases

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$2,655,644

Future Minimum Lease Payments

The present value of future minimum lease payment as of December 31, 2019 is as follows:

Years ending December 31,	Amount
2020	$2,373,613
2021	1,754,400
2022	680,720
2023	401,796
2024	321,739
Thereafter	-
Total minimum lease payments	$5,532,268
Less: Interest	(241,602)
Present value of future minimum lease payments	$5,290,666

Supplemental Information for Comparative Period

Rental expenses for the years ended December 31, 2018 was $2,720,365. As of December 31, 2018, total future minimum annual lease payments under operating leases were as follows:

Years ending December 31,	Amount
2019	$2,043,635
2020	818,792
2021	369,340
2022	131,568
2023	121,303
Thereafter	-
Total	$3,484,638

NOTE 17 – INCOME TAX

Provision (benefit) for income taxes for the year ended December 31, 2019 consisted of:

Year ended December 31, 2019	Federal	State	Foreign	Total
Current	$-	$-	$2,866,872	2,866,872
Deferred	-	-	(162,575)	(162,575)
Total	$-	$-	$2,704,297	2,704,297

Provision (benefit) for income taxes for the year ended December 31, 2018 consisted of:

Year ended December 31, 2018	Federal	State	Foreign	Total
Current	$1,227,243	$-	$2,546,560	$3,773,803
Deferred	-	-	(163,631)	(163,631)
Total	$1,227,243	$-	$2,382,929	$3,610,172

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2019 and 2018 consisted of the following:

	2019	2018
Deferred tax assets
Net operating loss carry-forward	$1,151,941	$847,023
Others	441,364	268,237
Total	$1,593,305	$1,115,260
Valuation allowance	(1,151,941)	(847,023)
Net deferred tax assets - noncurrent	$441,364	$268,237

Deferred tax liabilities - noncurrent	$-	$-

Management determined that it was unlikely that the Company’s deferred tax assets from the net operating loss in PRC and CUIS would be realized and provided a full valuation allowance against the deferred tax assets. In PRC, the net operating losses generated in a tax year can be carryforward for ten years. The 2017 Tax Act allows the net operating losses generated after December 31, 2017 to be carryforward indefinitely, whereas the operating losses generated in tax years prior to December 31, 2017 can only be carryforward for twenty years. The deferred tax assets of $441,364 and $268,237 related to the Taiwan segment were included in other assets on the consolidated balance sheets as of December 31, 2019 and 2018, respectively.

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2019 and 2018:

	Years Ended December 31,
	2019	2018
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	1%	-%
Income tax on undistributed earnings	5%	4%
Loss in subsidiaries	8%	3%
Un-deductible and non-taxable items	(1)%	-%
Utilization of deferred tax not recognized in prior years	(2)%	-%
True up of prior year income tax	-%	3%
Withholding tax	-%	10%
Effective tax rate	31%	40%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan. In February 2018. The Income Tax Law was amended to increase the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments from 17% to 20% starting from the beginning of 2018 and reduce the tax rate on any undistributed earnings from 10% to 5%. The Company has recorded an income tax expense of $21,434 for remeasuring the Company’s deferred tax as a result of the tax rate change in the year ended December 31, 2018. In June 2018, the shareholders of Law Enterprise approved the distribution of accumulated earnings to shareholders including AHFL. Under the Income Tax Law of Taiwan, the distributed earnings are not subject to the undistributed earning tax and the foreign shareholders of a Taiwan company will bear 21% of withholding tax after deducting certain tax credits allowed by the Income Tax Law of Taiwan for the dividend received. As a result of the earning distribution, Law Enterprise reversed $902,479 of the undistributed earning tax liability accrued in 2018 and AHFL accrued $877,746 of withholding tax liability that cannot be deducted in its tax jurisdiction. In 2019, the Company had no plan to distribute earnings, and thee tax on undistributed earnings of 5% was estimated. As of December 31, 2019 and 2018, the Company had current tax payable of $2,230,793 and $1,416,540 for Taiwan income tax, respectively.

WFOE and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments, except for Jiangsu. For Jiangsu province in PRC, according to the requirement of local tax authorities, the tax basis is levied at 10% of total revenue, instead of net income. WFOE and CAE had no income tax expenses for the years ended December 31, 2019 and 2018 due to the loss positions.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 16.5% on the estimated assessable profits. As of December 31, 2019 and 2018, the Company had current tax payable of $56,993 and $51,032 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017. The 2017 Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax.

The Company has determined the implication of the tax rate reduction does not have any impact on its consolidated financial statements. A one-time transition tax, based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, was recorded at $1,199,195 for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of December 31, 2019, and 2018, the Company had current tax payable of $101,518 and $95,936 and noncurrent tax payable of $815,451 and $1,007,323 for U.S. income tax.

The 2017 Tax Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income. For the year ended December 31, 2019 and 2018, no GILTI tax obligation existed and no GILTI tax expense was recorded.

For the year ended December 31, 2019 and 2018, the Company did not have any unrecognized tax benefits.

NOTE 18 – RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Due to Mr. Mao (CEO and Principal shareholder of the Company)	$373,183	$391,311
Due to Ms. Lu (A shareholder of Anhou)	85,074	-
Others	4,602	7,623
Total	$462,859	$398,934

Due to Mr. Mao

Amounts due to Mr. Mao were associated with funding provided by Mr. Mao for the formation of our subsidiaries in China in 2011. As of December 31, 2019 and 2018, the amounts of $373,183 and 391,311 were non-interesting bearing and payable on demand. The change in amounts owed to Mr. Mao from December 31, 2018 to December 31, 2019 was due to foreign currency translation.

Due to Ms. Lu

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 16.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral for short-term loans in Note 8.

Legal Proceedings

On December 20, 2018, the Company and one of the Company’s former employees, agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the Company’s trading volume for the purpose of obtaining a listing on Nasdaq. Neither the Company nor the former employee realized financial gain from the scheme. Both the Company and the former employee agreed to the entry of a final judgment that enjoins them from violating the charged provisions of the federal securities laws, orders the Company to comply with its undertaking to retain an independent compliance monitor for a period of not less than one year. The SEC did not seek a monetary penalty against the Company and there is no financial impact to the Company.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the year ended December 31, 2019 and 2018, the Company has recorded the compensation expense of $160,613 and $0 under the appointment agreement, respectively.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the year ended December 31, 2019 and 2018, the Company has recorded the performance bonus expense of $663,601 and $682,554 under the engagement agreement, respectively.

NOTE 20 –FAIR VALUE MEASUREMENTS

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

In determining the appropriate levels, the Company performs a detailed analysis of the assets and liabilities that are measured and reported on a fair value basis. At each reporting period, all assets and liabilities for which the fair value measurement is based on significant unobservable inputs are classified as Level 3.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

	As of December 31, 2019
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Total cash equivalents, time deposits, and restricted cash equivalents	$40,194,850	$-	$-	$40,194,850
Marketable securities (recorded in other current assets):
Equity securities	-	290,153	-	290,153
Long-term investments:
Government bonds held for available-for-sale	101,203	-	-	101,203
REITs	1,308,711	-	-	1,308,711
Total assets measured at fair value	$41,604,764	$290,153	$-	$41,894,917

	As of December 31, 2018
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Total cash equivalents, time deposits, and restricted cash equivalents	$38,285,851	$-	$-	$38,285,851
Marketable securities (recorded in other current assets):
Mutual fund	30,800	-	-	30,800
Long-term investments:
Government bonds held for available-for-sale	-	99,834	-	99,834
REITs	1,120,239	-	-	1,120,239
Total assets measured at fair value	$39,436,890	$99,834	$-	$39,536,724

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash equivalents, time deposits, and restricted cash equivalents approximate fair value due to the short-term duration of those instruments.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

NOTE 21 – SEGMENT REPORTING

The Company organizes and manages its business as three operating segments by operating geographic areas. The business of WFOE, CU Hong Kong and the CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment. The business of PFAL was managed and reviewed as Hong Kong segment. PRC and Taiwan segments retain majority of reported consolidated amounts.

The geographical distributions of the Company’s financial information for the years ended December 31, 2019 and 2018 were as follows:

	For the Years
	Ended December 31,
Geographic Areas	2019	2018
Revenue
Taiwan	$87,415,243	$67,515,966
PRC	8,517,475	10,465,147
Hong Kong	283,918	718,924
Elimination adjustment	(297,298)	(32,306)
Total revenue	$95,919,338	$78,667,731

Income (loss) from operations
Taiwan	$7,278,045	$7,362,949
PRC	181,330	(48,080)
Hong Kong	28,633	478,626
Elimination adjustment	166,519	143,764
Total income from operations	$7,654,527	$7,937,259

Net income
Taiwan	$5,692,137	$4,906,605
PRC	176,112	70,087
Hong Kong	14,461	426,363
Elimination adjustment	14,079	13,591
Total net income	$5,896,789	$5,416,646

The geographical distribution of the Company’s financial information as of December 31, 2019 and 2018 were as follows:

	As of
	December 31,
Geographical Areas	2019	2018
Long-lived assets
Taiwan	$1,280,728	$1,092,576
PRC	124,443	102,383
Hong Kong	602	736
Elimination adjustment	(2,907)	-
Total long-lived assets	$1,402,866	$1,195,695

Reportable assets
Taiwan	$144,663,045	$100,220,270
PRC	12,349,634	11,796,388
Hong Kong	800,746	1,015,400
Elimination adjustment	(68,571,003)	(44,150,214)
Total reportable assets	$89,242,422	$68,881,844

Capital investment
Taiwan	$602,442	$641,873
PRC	57,569	53,158
Hong Kong	-	997
Elimination adjustment	-	-
Total capital investments	$660,011	$696,028

NOTE 22 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

In January 2020, the Company drew down $1,100,000 from the line of credit with O-Bank. The credit facility is with interest at a rate of 2.48% per annum and matures on February 21, 2020.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2019, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weakness identified and described in this Item 9A(a) and 9A(c), respectively.

Our principal executive officers do not expect that our disclosure controls or internal controls will prevent all error and fraud and our disclosure controls and internal controls have been deficient in preventing recent fraud. For further information, please see our Amended Current Report Re SEC Action set forth in Item 3 of this annual report. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives, our principal executive officers have determined that our disclosure controls and procedures are not currently effectively at doing so. However, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented if an individual desires to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

(b)	Management’s Remediation Plan Regarding Disclosure Controls and Procedures

We are committed to remediating the control deficiencies described above by implementing changes to our internal control over disclosure controls and procedures. Pursuant to the terms of the SEC Settlement, we have retained an independent corporate monitor who helps us implement changes and improvements in the internal control over disclosure controls and procedures for remediating the control deficiencies. For further information, please see the Amended Current Report Re SEC Action set forth in Item 3 of this annual report.

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

9)	Conduct two rounds of in-person interviews of 15-20 company employees and board members each time; and

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

Remediation taken to mitigate the noncompliance issue included (1) an implementation of new policies and procedures to enhance segregation of duties and review controls in the process, (2) an adoption of a new Expense Reimbursement Management System that expressly requires tax receipts to truthfully reflect transactions, (3) reiterations of the importance and requirements for proper and valid documents through trainings to all employees , (4) executions of self-checks to verify any irregularity occurred subsequent to the implementation of the new policies and the adoption of the new system, and (5) ongoing supervision and inspections of financial records of the CAE conducted by the Company’s finance team. We have performed monthly self-checks from August to December 2019 with satisfactory results; however, we will continue to monitor this issue to ensure the effectiveness of the Company’s internal controls and the corporate governance.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2019, as described below.

(1)	We have yet established effective entity-level controls at group level in application of Internal Control-Integrated Framework (2013).

The material weakness described above could result in material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Simon & Edward, LLP, an independent registered certified public accounting firm, as stated in their report, which appears in this Annual Report.

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

(d)	Management’s Remediation Plan Concerning Internal Control Over Financial Reporting

We are committed to remediating the control deficiencies that constitute the material weakness described above by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weaknesses. We are currently evaluating the impact of the material weakness and have taken or are in the process of taking the following actions:

(1)	We are committed to design, implement and assess the structures, authorities and responsibilities to establish accountability for internal controls of the Company;

(2)	We are committed to hire additional resources, with the appropriate expertise and competence, to assume assigned responsibility for initiating and monitoring entity-level controls at group level in compliance with Internal Control-Integrated Framework (2013);

(3)	We are committed to continuously reiterating the importance of Corporate Government and effectiveness of internal controls through trainings and raise the top management’s awareness and ability to exercise meaningful oversight and management.

However, we have not completed all of the corrective processes, procedures and related evaluation or remediation that we believe are necessary. As we continue to evaluate and work to remediate the material weakness, we may determine to take additional measures to address the control deficiencies.

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

The following sets forth the biographical information of the Directors as of December 31, 2019:

Name	Age	Position with the Company
Series A Director
Yi Hsiao Mao	62	Director and Chief Executive Officer

Common Stock Directors
Fu Chang Li	65	Director
Chwan Hau Li	61	Director
Chih Yuan Lu	48	Independent Director
Lo Tien Hsin	45	Independent Director
Chun Hui Yang	32	Independent Director
Tse Hsun Niu	52	Independent Director

Series A Director

Yi Hsiao Mao, Series A Director and Chief Executive Officer

Mr. Mao previously served as a Common Stock Director of the Company from June 2010 to December 2016. In December 2016, Mr. Mao was elected as a Series A Director and has since served in such capacity. Mr. Mao has been our Company’s Chief Executive Officer since August 2014 and oversees the strategic and operational initiatives of the Company. With over 30 years of insurance brokerage experience, he is the founder of Law Broker, a premier insurance brokerage company in Taiwan. In addition, Mr. Mao has served as the supervisor for our Company’s consolidated entity in China, Jiangsu Law since March 2005. He is also a director of Law Enterprise Co., Ltd. (“Law Enterprise”) in Taiwan. Mr. Mao is a well-seasoned executive with extensive experience and profound knowledge in both the insurance industry and our Company’s operations in the Greater China region.

Mr. Mao received his Bachelor’s degree from Taiwan Soochow University School of Law.

Common Stock Directors

Fu Chang Li, Director

Mr. Li has served as a Director of our Company since January 2011. As one of the pioneering insurance agents in Taiwan, Mr. Li has over 30 years of insurance experience, including 17 years in the insurance brokerage industry. From 1980 to 1992, he served as the head of sales division at Guohua Life Insurance. From 1992 to 1993, Mr. Li assumed the role of general manager for Gongxin Insurance Brokers Co., Ltd. or KHIB. Mr. Li was the president of Time Insurance Brokers Co., Ltd. from 1993 to 2003. After serving as the Consultant of Law Anhou Insurance Agency Co., Limited (formerly known as Henan Law Anhou Insurance Agency Co., Ltd.) (“Law Anhou”), an affiliated entity of our Company in China, from October 2003 to October 2009, he served as the Chairman of Law Anhou from October 2009 to May 2012. He is currently the Deputy General Manager of Law Anhou.

Mr. Li received his Bachelor’s degree in Mass Communications from Fu Jen Catholic University in Taiwan.

Chwan Hau Li, Director

Mr. Li has served as a Director of our Company since January 2011. Mr. Li has over 20 years of insurance experience, and has held various managerial positions throughout his career. From 1987 to 2000, he served as a business development manager at Taiwan Life Insurance. In April 2000, he founded Genius Insurance Brokers Co., Ltd., and has served as its chairman. Mr. Li is also the chairman of Genius Financial Consultants Co., Ltd.. He is the former chairman of Insurance Brokerage Association of Taiwan.

Mr. Li received his B.B.A degree from Tamkang University in Taiwan and M.S. degree in Actuarial Science from University of Iowa in the United States.

Chih Yuan Lu, Independent Director

Mr. Lu has served as an independent director of our Company since May 2017. He specializes in developing and implementing financial controls and processes, in addition to productivity improvement and change management. Prior to joining Transcend Information Inc. in 2003, Mr. Lu had served as a Public Auditor at PricewaterhouseCoopers Taiwan from 1997 to 1999. From 2003 to 2005, he was promoted from a specialist to the manager of the Finance and Shipping Departments at Transcend Information Inc. From 2005 to 2009, he joined Transcend Information BV, Rotterdam, where he served as the financial controller, supervising the HR/ACC/CS/Logistic (Cash & Inventory) departments with over 50 employees. From 2009 to 2010, Mr. Lu became the administration director at the headquarters of Transcend Information Inc. in Taipei, overseeing the HR, LIPO (Legal), and Quality Assurance Departments. From 2010 to February, 2017, he served as the Chief Financial Officer and Spokesperson at Transcend Information Inc., in which he was responsible for all administrative, financial, and risk management operations of that company, supervising a 60-member team across 12 worldwide offices. Mr. Lu currently serves as the Chief Financial Officer of EIKEI (Taiwan) Co., Ltd., a position he assumed in August 2017.

Mr. Lu received his B.B.A degree in Accounting from Tung-Hai University in Taiwan and M.B.A degree from University of Massachusetts, Dartmouth MA, U.S.A.

Lo Tien Hsin, Independent Director

Ms. Hsin has served as an independent director since May 2017. She possesses strong numerical and operating acumen acquired from years of managerial experience at various renowned multinational companies, and a proven reputation and track record of excellence in supply chain and operational management. From 2003 to 2008, she served as the demand manager at Schneider Electric Taiwan Co. Ltd., where she was responsible for leading S&OP process and coordinating demand forecast with input from sales, marketing, finance, sourcing and supply planning. From 2008 to 2013, she served as a Senior Supply Chain Manager at Philips Lighting Taiwan Ltd., where she was responsible for capacity planning, production scheduling, inventory control, warehousing and logistics. From 2013 to 2017, she served as the Customer Service Manager at Nobel Biocare Taiwan Co., Ltd. She is currently the Business Operations Manager at Takeda Pharmaceuticals Taiwan, Ltd and has served in that capacity since August 2017.

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

Tse Hsun Niu, Independent Director

Dr. Niu has served as an independent director since May 2017. He is an expert in advertising, political communications, public relations, and electoral strategies. In August 2002, he joined the Department of Advertising at Chinese Culture University in Taiwan, where he served as an assistant professor from August 2002 to July 2007; an associate professor from August 2007 to January 2015, and professor since February 2015. Prior to joining academia, he was the Associate Section Assistant at the Ministry of Foreign Affairs, R.O.C. from December 1998 to January 2002. Over the course of 25 years of research and studies, he has authored over 13 books, 16 research journals, 22 dissertations, and over 60 news articles related to advertising, strategy and government public relations.

Dr. Niu received his Bachelor’s degree in Diplomacy, Master’s degree in Diplomacy, and Doctoral degree in Political Science from National ChengChi University in Taiwan.

Our Executive Officers

Name	Age	Principal Position
Yi Hsiao Mao[1]	62	Chief Executive Officer
Yung Chi Chuang	48	Chief Financial Officer

Yung Chi Chuang, Chief Financial Officer

Ms. Chuang has served as the Chief Financial Officer of our Company since July 2012, in which she is responsible for leading and directing our Company’s corporate development, financial planning, treasury, and investor relations functions. She joined Law Broker in December 1996, and is currently the supervisor of the financial department of Law Broker. Prior to joining Law Broker, Ms. Chuang was an executive secretary at Pacific Realtor, Inc.

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

Governance of Our Company

We seek to maintain high standards of business conduct and corporate governance, which we believe are fundamental to the overall success of our business, serving our stockholders well and maintaining our integrity in the marketplace. Our corporate governance guidelines and code of business conduct, together with our Amended and Restated Certificate of Incorporation, as amended, and our Amended and Restated Bylaws and the charters for each of our Board committees, form the basis for our corporate governance framework. We also are subject to the Sarbanes-Oxley Act, the rules and regulations of the SEC. Our Board has established three standing committees to assist it in fulfilling its responsibilities to the Company and its stockholders: the Audit Committee, the Compensation Committee, and the Nominating and Corporate Governance Committee.

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

Board Attendance

The Board of Directors held 6 meetings during the fiscal year ended December 31, 2019. Mr. Yi Hsiao Mao, Mr. Fu Chang Li, Mr. Chwan Hau Li, Mr. Chi Yuan Lu, Ms. Lo Tien Hsin, Ms. Chun Hui Yang and Mr. Tse Hsun Niu attended all of regularly-scheduled and special meetings of the Board of Directors and the committees on which served.

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

During the fiscal year ended December 31, 2019, the Audit Committee met in person or by telephone, or acted by unanimous written consent, four times.

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

During the fiscal year ended December 31, 2019, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, three times.

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

During the fiscal year ended December 31, 2019, the Nominating and Corporate Governance Committee met once in person or by telephone, or acted by unanimous written consent.

Risk Management

We had identified one material weakness in our internal control over financial reporting. This material weakness is that we have not established an effective mechanism to implement and monitor entity-level controls at group level in the application of the COSO 2013 Internal Control Framework.

The existence of this material weakness could adversely affect us, our reputation or investor perceptions of us. We have and will continue to take additional measures to remediate the underlying causes of the material weakness noted above. We are committed to remediating the control deficiencies that constitute the material weakness described previously by implementing changes to our internal control over financial reporting. Our Chief Financial Officer is responsible for implementing changes and improvements in the internal control over financial reporting and for remediating the control deficiencies that gave rise to the material weakness.

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

Insider Transactions Policies and Procedures

We currently have an insider transaction policy in place. A copy of the Policy on Insider Trading and Disclosure was filed as Exhibit 14.4 to a current report on Form 8-K dated March 18, 2019.

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

Corporate Code of Business Conduct and Ethics

The Board has adopted a Corporate Code of Business Conduct and Ethics that applies to all of our employees, officers and directors. Any waiver of our Corporate Code of Business Conduct and Ethics granted to any of our directors or executive officers, along with reasons for granting such waiver, will be published promptly on our website. A copy of the Code of Business Conduct and Ethics was filed as Exhibit 14.1 to a current report on Form 8-K dated March 18, 2019.

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

Detailed Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to the named executive officers (the “NEOs”) during the year of 2019. Following this discussion is a summary compensation table containing specific data about the compensation earned by or granted to the following NEOs in 2019:

Name	Age	Principal Position
Yi Hsiao Mao	62	Director and Chief Executive Officer

Yung Chi Chuang	48	Chief Financial Officer

Elements of Executive Compensation for Fiscal Year 2019

Mr. Yi Hsiao Mao and Ms. Yung Chi Chuang have been paid through our subsidiaries for their managerial services rendered to us. Mr. Mao has served as the consultant of Law Broker and the president of Law Enterprise, and Ms. Chuang has served as the supervisor of the financial department of Law Broker. Both Law Broker and Law Enterprises are our Company’s subsidiaries in Taiwan. Other than the compensation received from our Company’s subsidiaries, as of December 31, 2019, both of them had not received bonus, stock awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings, or any other form of compensation since being named the executive officers of our Company.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2019 and 2018 by our named executive officers.

Name and principal position	Fiscal Year	Salary ($)		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Yi Hsiao Mao
Director and	2019	281,017	(1)	—	—	—	—	—	—	281,017
Chief Executive Officer	2018	250,000		—	—	—	—	—	—	250,000

Yung Chi Chuang	2018	42,088	(2)	—	—	—	—	—	—	42,088
Chief Financial Officer	2018	50,000		—	—	—	—	—	—	50,000

(1)	The salary consists of $20,720, which was paid to Mr. Mao for his service as the president of Law Enterprise, and the remaining amount of $260,297 which was paid to Mr. Mao for his service as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2019.

(2)	The salary in the amount of $42,088 was paid to Ms. Chuang for her service as the supervisor of the financial department of Law Broker.

In the fiscal years ended December 31, 2019 and 2018, Mr. Mao served as the consultant of Law Broker and president of Law Enterprise and received all of his compensation from Law Broker and Law Enterprise. Commencing on April 1, 2020, Mr. Yi Hsiao Mao shall receive a salary of $8,300 per month, equivalent to $99,600 per year for his services as the Chief Executive Officer of the Company. In the fiscal years ended December 31, 2019 and 2018, Ms. Chuang served as the supervisor of the financial department of Law Broker.

The above table identifies the amounts of compensation received by the named officers directly from us and our subsidiaries.

Outstanding Equity Awards At Fiscal Year End

We currently do not have any outstanding equity awards as of the date of this report.

On May 12, 2017, our 2017 Long Term Incentive Plan was approved by the shareholders at the 2017 Annual Meeting of Shareholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the our management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or pay-out of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2019.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Our directors do not currently receive any compensation for their services as directors of our Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2019 for compensation not related to their role as Directors. Total compensation for Mr. Mao for services as our Chief Executive Officer is presented in “Summary Compensation Table” in this section.

Name	Fees Earned or Paid in Cash ($)(1)	All Other Compensation ($)		Total ($)
Fu Chang Li	—	56,397	(2)	56,397
Chwan Hau Li	—	—		—
Chih Yuan Lu	3,885	—		3,885
Lo Tien Hsin	3,238	—		3,238
Chun Hui Yang	2,914	—		2,914
Tse Hsun Niu	3,885	—		3,885

(1)	Travel stipends to Independent Directors for attending in-person Board and Committee meetings for the fiscal year ended December 31, 2019.
(2)	The compensation paid to Fu Chang Li since he has worked as a consultant of the Company in the fiscal year ended December 31, 2019.

Directors’ Compensation

The Company has not paid, and does not intend to pay, any cash or non-cash equity compensation to our Directors for their Board services, and does not currently intend to adopt any policies with respect thereto. As such, the Company does not offer additional retainers for Committee membership. However, for in-person Board and Committee meetings, each Independent Director in attendance shall receive certain travel stipends.

iTEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 6, 2020, concerning, except as indicated by the footnotes below:

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

Applicable percentage ownership is based on 29,421,736 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at March 6, 2020. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

Name	Common Shares		Common Stock Percentage (%)	Beneficially Series A Shares	Preferred Stock Percentage (%)	Total Voting Power (%) (1)
Executive Officers and Directors
Yi Hsiao Mao	4,640,234	(2)	15.8	1,000,000	100	37.1
Fu Chang Li	800,000		2.7	-	-	2.0
Chwan Hau Li	1,352,166		4.6	-	-	3.4
Chih Yuan Lu	-		-	-	-	-
Lo Hsin Tien	-		-	-	-	-
Chun Hui Yang	-		-	-	-	-
Tse Hsun Niu	-		-	-	-	-
Yung Chi Chuang	825,131		2.8	-	-	2.1
All executive officers and Directors as a group (eight persons)	7,617,531		25.9	1,000,000	100	44.6
Other 5% Beneficial Owners
Pi Hui Chang	2,520,000		8.6	-	-	6.4

(1)	Percentage of total voting power represents voting power with respect to all shares of our outstanding securities, including common stock and Series A Preferred Stock, voting together as a single class. Each holder of common stock is entitled to one vote per share of common stock and each holder of Series A Preferred Stock is entitled to ten votes per share of Series A Preferred Stock on all matters submitted to our shareholders for a vote.

(2)	Includes 200,000 shares of common stock held by Shu Fen Lee, Yi Hsiao Mao’s spouse, 200,000 shares of common stock held by Li Chieh Mao, Yi Hsiao Mao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International Co., Ltd. Yi Hsiao Mao and Shu Fen Lee hold 34% and 66% shares of U-Li Investment Consulting Enterprise Co., Ltd., respectively. U-Link International Co., Ltd. is solely owned by Shu Fen Lee.

iTEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consultant Agreements with Mr. Yi Hsiao Mao and Mr. Li Fu Chang

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2019 is $260,297.

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; and (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2019 is approximately $56,397.

Due to related parties

The related parties listed below loaned money to the Company for working capital. Due to related parties consisted of the following as of December 31, 2019 and 2018:

	December 31, 2019	December 31, 2018
Due to Mr. Yi-Hsiao Mao (Principal shareholder of the Company)*	$373,183	$391,311
Due to Ms. Lu (Shareholder of Anhou)*	85,074	-
Others	4,602	7,623
Total	$462,859	$398,934

Amounts due to Mr. Mao and Ms. Lu bear no interest and are payable on demand. The change in amounts due to Mr. Mao from December 31, 2018 to December 31, 2019 was due to changes of foreign currency translation. During the year of 2019, Ms. Lu provided credits to support Anhou’s general business operations.

Related Party Transaction Policy

The Company is currently working to improve its policies and procedures for approval of transactions between the Company and its Directors, Director Nominees, Executive Officers, greater than 5% beneficial owners and each of their respective immediate family members, where the amount involved in the transaction exceeds or is expected to exceed $120,000 in a single calendar year and the party to the transaction has or will have a direct or indirect interest.

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

The Audit Committee may approve or ratify the transaction only if the Committee determines that, under all of the circumstances, the transaction is in or is not inconsistent with the best interests of the Company. In addition, the Audit Committee may impose any conditions on the related party transaction that it deems appropriate.

On March 15, 2019, the Company adopted its Conflict of Interest Policy to protect the interest of the Company and its shareholders. A copy of the Conflict of Interest Policy was filed with the SEC as Exhibit 14.3 to a current report on Form 8-K on March 18, 2019.

iTem 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to China United Insurance Service, Inc. for the fiscal years ended December 31, 2019 and 2018 by Simon & Edward, LLP:

	Fiscal Year 2019	Fiscal Year 2018
Audit fees(1)	$546,000	$530,000
Audit-related fees(2)	15,718	13,476
Tax fees(3)	—	30,000
All other fees(4)	10,919	—
Total	$572,637	$573,476

(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.
(2)	Audit-related fees consisted of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.”
(3)	Tax fees consisted of fees billed for tax return preparation services.
(4)	All other fees included the fees billed for an additional audit procedure performed in connection with incompliance of the Company’s expense and reimbursement policies in our consolidated affiliated entities in the PRC.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee pre-approved the audit service performed by Simon & Edward, LLP for our consolidated financial statements as of December 31, 2019 and 2018.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a) Index of Financial Statements:

(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.

(b) Index of Exhibits:

Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

4.2	Description of Securities*

10.1	Fourth Amendment to Acquisition Agreement, dated August 8, 2016, by and among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on August 9, 2016).

10.2	Sixth Amendment to Acquisition Agreement, dated March 27, 2019, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.81 to the Form 10-K filed on April 1, 2019).

21	Subsidiaries of the registrant*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA UNITED INSURANCE SERVICE, INC.

Dated: March 20, 2020	By:	/s/ Yi-Hsiao Mao
Yi-Hsiao Mao
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi Hsiao Mao	Chief Executive Officer and Director	March 20, 2020
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Yung Chi Chuang	Chief Financial Officer	March 20, 2020
Yung Chi Chuang	(Principal Executive Officer)

/s/ Fu Chang Li	Director	March 20, 2020
Fu Chang Li

/s/ Chwan Hau Li	Director	March 20, 2020
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	March 20, 2020
Chih Yuan Lu

/s/ Lo Tien Hsin	Independent Director	March 20, 2020
Lo Tien Hsin

/s/ Chun Hui Yang	Independent Director	March 20, 2020
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	March 20, 2020
Tse Hsun Niu