Form 10-Q
period 2020-03-31
China United Insurance Service, Inc.
filed 2020-05-15
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

Our business is conducted in Taiwan and China using New Taiwanese Dollars (“NT$” or “NTD”), the currency of Taiwan, Hong Kong Dollars (“HK$” or “HKD”), the currency of Hong Kong, and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD”, “US$” or “$”). In this quarterly report, we refer to assets, obligations, commitments and liabilities in our financial statements in U.S. dollars. These dollar references are based on the exchange rate of NT$, HK$ and RMB to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of U.S. dollars which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

4

PART I.  FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,058,320	$12,615,008
Time deposits	42,527,370	38,731,658
Accounts receivable	14,759,386	22,541,558
Contract assets	220,665	-
Marketable securities	1,144,659	290,153
Other current assets	2,067,271	1,810,962
Total current assets	72,777,671	75,989,339

Property, plant and equipment, net	1,441,283	1,402,866
Operating lease assets	5,697,468	5,522,665
Intangible assets	457,040	518,264
Long-term investments	2,575,494	2,693,082
Restricted cash – noncurrent	43,141	43,492
Other assets	3,675,559	3,072,714
TOTAL ASSETS	$86,667,656	$89,242,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$9,600,000	$8,100,000
Commission payable to sales professionals	8,269,902	12,545,730
Income tax payable – current	3,673,645	2,389,304
Operating lease liabilities – current	2,482,675	2,242,034
Due to related parties	535,339	462,859
Other current liabilities	9,631,104	11,657,184
Total current liabilities	34,192,665	37,397,111

Operating lease liabilities	2,938,731	3,048,632
Income tax payable – noncurrent	815,451	815,451
Other liabilities	1,993,683	2,229,736
TOTAL LIABILITIES	39,940,530	43,490,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 issued and outstanding	294	294
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	8,228,904	8,228,904
Retained earnings	8,865,692	9,402,294
Accumulated other comprehensive income	90,661	417,015
Total stockholders' equity attribute to parent’s shareholders	25,376,010	26,238,966
Noncontrolling interests	21,351,116	19,512,526
TOTAL STOCKHOLDERS’ EQUITY	46,727,126	45,751,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$86,667,656	$89,242,422

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Revenue	$28,523,210	$19,426,674
Cost of revenue	19,499,924	11,195,074

Gross profit	9,023,286	8,231,600

Operating expenses:
Selling	490,030	488,620
General and administrative	7,558,908	3,803,556
Total operating expense	8,048,938	4,292,176

Income from operations	974,348	3,939,424

Other income (expenses):
Interest income	110,891	88,473
Interest expenses	(59,282)	(33,582)
Other - net	(152,739)	301,926
Total other income	(101,130)	356,817

Income before income taxes	873,218	4,296,241
Income tax expense	(883,633)	(1,077,387)

Net (loss) income	(10,415)	3,218,854
Less: net income attributable to noncontrolling interests	526,187	1,211,849
Net (loss) income attributable to parent’s shareholders	(536,602)	2,007,005

Other comprehensive loss items:
Foreign currency translation loss	(561,123)	(363,320)
Other	(57)	-
Total other comprehensive loss	(561,180)	(363,320)

Comprehensive (loss) income	(571,595)	2,855,534
Less: comprehensive (loss) income attributable to noncontrolling interests	(291,361)	(1,061,527)

Comprehensive (loss) income attributable to parent’s shareholders	$(862,956)	$1,794,007

Weighted average shares outstanding:
Basic and diluted	29,421,736	29,452,669

(Loss) earning per share attributable to common stockholders of parent:
Basic and diluted	$(0.018)	$0.066

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Income	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492
Issuance of preferred shares of subsidiary to noncontrolling interests	-	-	-	-	-	-	-	-	-	1,547,229	1,547,229
Foreign currency translation loss	-	-	-	-	-	-	(326,316)	-	(326,316)	(234,807)	(561,123)
Other comprehensive loss	-	-	-	-	-	-	(38)	-	(38)	(19)	(57)
Net (loss) income	-	-	-	-	-	-	-	(536,602)	(536,602)	526,187	(10,415)

Balance March 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$90,661	$8,865,692	$25,376,010	$21,351,116	$46,727,126

	Common Stock	Amount	Preferred Stock	Amount	Additional Paid-in Capital	Statutory Reserves	Accumulated Other Comprehensive Loss	Retained Earnings	Total	Noncontrolling Interests	Total Equity
Balance December 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(171,318)	$7,273,227	$22,591,786	$16,351,044	$38,942,830

Foreign currency translation loss	-	-	-	-	-	-	(212,998)	-	(212,998)	(150,322)	(363,320)
Other comprehensive gain	-	-	-	-	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	2,007,005	2,007,005	1,211,849	3,218,854

Balance March 31, 2019	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(384,316)	$9,280,232	$24,385,793	$17,412,571	$41,798,364

The accompanying notes are an integral part of these consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(10,415)	$3,218,854
Adjustments to reconcile net income to net cash provided by operating activities
Compensation cost of the preferred stocks issued to nonemployees	1,554,289	-
Depreciation and amortization	201,522	166,061
Amortization of bond premium	66	65
Gain (loss) on valuation changes of financial assets	170,530	(74,056)
Loss on disposal of fixed assets	7,346	10,855
Deferred income tax	(479,202)	(34,459)
Changes in operating assets and liabilities:
Accounts receivable	7,596,492	2,055,797
Contract assets	(221,848)	(1,040,568)
Other current assets	(235,848)	2,184,387
Other assets	(156,709)	(552,165)
Income tax payable	1,306,071	1,032,707
Commission payable	(4,171,583)	(3,004,106)
Other current liabilities	(2,004,534)	(901,092)
Long-term liabilities	(215,366)	(1,423,100)
Net cash provided by operating activities	3,340,811	1,639,180

Cash flows from investing activities:
Purchases of time deposits	(22,634,176)	(18,305,382)
Proceeds from maturities of time deposits	18,441,127	9,924,948
Purchases of marketable securities	(940,268)	-
Proceeds from disposal of equipment	2,879	-
Purchase of equipment	(195,976)	(87,315)
Purchase of intangible assets	(9,487)	(21,259)
Cash received from issuance of preferred shares by a subsidiary	319	-
Net cash used in investing activities	(5,335,582)	(8,489,008)

Cash flows from financing activities:
Proceeds from short-term loans	22,800,000	9,512,787
Repayment of short-term loans	(21,300,000)	(8,400,000)
Proceeds from related party borrowings	79,759	-
Net cash provided by financing activities	1,579,759	1,112,787

Foreign currency translation	(142,027)	(138,150)
Net decrease in cash, cash equivalents and restricted cash	(557,039)	(5,875,191)

Cash, cash equivalents and restricted cash, beginning balance	12,658,500	20,639,771
Cash, cash equivalents and restricted cash, ending balance	$12,101,461	$14,764,580

SUPPLEMENTARY DISCLOSURE:
Interest paid	$58,926	$40,895
Income tax paid	$-	$8,176

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

On November 15, 2019, AIlife, Cyun-Jhan Enterprise Co., Ltd. (“Cyun-Jhan”), and Jian-Zao International Industrial Co., Ltd. (“Jian-Zao” and, collectively with AIlife and Cyun-Jhan, the “Parties”) entered into a Joint Venture Agreement (the “JV Agreement”). Under the terms of the JV Agreement, the Parties agreed to invest funds, labor and technology into Uniwill. Under the terms of the JV Agreement, the paid-in capital of Uniwill should increase to an aggregate amount of $13.3 million (NTD 400 million) by AIlife, provided that the other two parties achieve performance goals no later than December 31, 2021. On August 15, 2019, AIlife increased and completed the capital injections in Uniwill to the amount of $3.3 million. As of March 23, 2020, the Company completed regulatory approvals and amendment of Uniwill’s Article of Incorporation. During the three months ended March 31, 2020, Uniwill issued a total of 9,608 preferred shares to Cyun-Jhan and Jian-Zao for cash and recognized additional market value of $1,554,289 on February 10, 2020. The holders of 9,608 shares of preferred stocks participate in daily operating and entitle to have the rights of share 50% of earnings of Uniwill. Each share of the preferred stock issued has 1,000 votes as compared to one vote per common stock share. The preferred stock’s right of conversion to common stocks upon the achievement of performance goals are set forth in the JV Agreement.

The corporate structure as of March 31, 2020 is as follows:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
100%
ZLI Holdings Limited (HK
Action Holdings Financial Limited (BVI Company)
65.95%
100%
100%
51%
Law Enterprise Co., Limited (Taiwan Company)
Genius Holdings Financial Limited (BVI Company)
Allife International Investment Co., Limited (Taiwan Company)
Prime Financial Asia Limited (HK Company)
100%
100%
100%
51%
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

Basis of Presentation

The unaudited consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These unaudited consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of March 31, 2020 and December 31, 2019.

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

	Average Rate for the three months ended March 31,
	2020		2019
Taiwan dollar (NTD)	NTD	30.104041	NTD	30.815550
China yuan (RMB)	RMB	6.979847	RMB	6.746399
Hong Kong dollar (HKD)	HKD	7.770461	HKD	7.845634
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	March 31, 2020		December 31, 2019
Taiwan dollar (NTD)	NTD	30.247627	NTD	29.95314
China yuan (RMB)	RMB	7.087588	RMB	6.96676
Hong Kong dollar (HKD)	HKD	7.752546	HKD	7.78722
United States dollar ($)		$1.000000		$1.000000

Earnings (Loss) Per Share

Basic earnings (loss) per common share (“EPS”) is computed by dividing net income attributable to the common shareholders of the Company by the weighted-average number of common shares outstanding. Diluted EPS is computed in the same manner as basic EPS, except the number of shares includes additional common shares that would have been outstanding if potential common shares with a dilutive effect had been issued.

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of March 31, 2020 and 2019, the Company does not have any potentially dilutive instrument.

Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

•	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

•	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020 and December 31, 2019:

	March 31, 2020
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total time deposits	$42,527,370	$-	$-	$42,527,370
Marketable securities:
Mutual funds	$-	$1,144,659	$-	$1,144,659
Long-term investments:
Government bonds held for available-for-sale	100,096	-	-	100,096
REITs	1,204,723	-	-	1,204,723
Total assets measured at fair value	$43,832,189	$1,144,659	$-	$44,976,848

	December 31, 2019
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total cash equivalents and time deposits	$40,194,850	$-	$-	$40,194,850
Marketable securities:
Mutual funds	-	290,153	-	290,153
Long-term investments:
Government bonds held for available-for-sale	101,203	-	-	101,203
REITs	1,308,711	-	-	1,308,711
Total assets measured at fair value	$41,604,764	$290,153	$-	$41,894,917

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

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($99,181 and $100,156 as of March 31, 2020 and December 31, 2019, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds will mature on March 17, 2021 and the amortized cost of the bonds is $99,436 (NTD 3,007,688) and $100,479 (NTD 3,009,674) as of March 31, 2020 and December 31, 2019, respectively. The Company will purchase a similar investment after the maturity of the bonds to maintain the insurance license.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit and accounts receivable. As of March 31, 2020 and December 31, 2019, approximately $2,612,00 and $2,293,000 of the Company’s cash and cash equivalents, time deposits, restricted cash equivalents and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $52,945,000 and $50,108,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended March 31, 2020 and 2019, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended March 31,
	2020		2019
	Amount	% of Total Revenue	Amount	% of Total Revenue
Taiwan Life Insurance Co., Ltd.	$5,592,675	20%	$3,371,243	17%
TransGlobe Life Insurance Inc.	4,995,954	18%	2,787,932	14%
Farglory Life Insurance Co., Ltd.	3,379,091	12%	$4,420,420	23%
Shin Kong Life Insurance Co., Ltd.	3,062,062	11%	1,561,986	8%

As of March 31, 2020 and December 31, 2019, the Company’s accounts receivable from these companies were:

	March 31, 2020		December 31, 2019
	Amount	% of Total Accounts Receivable	Amount	% of Total Accounts Receivable
TransGlobe Life Insurance Inc.	$3,301,616	22%	$4,239,621	19%
Taiwan Life Insurance Co., Ltd	2,875,035	20%	4,012,914	18%
Farglory Life Insurance Co., Ltd.	1,955,082	13%	2,664,140	12%
Shin Kong Life Insurance Co., Ltd.	1,628,219	11%	3,586,795	16%
AIA International Limited Taiwan Branch	1,000,994	7%	2,447,051	11%

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

Stock-Based Compensation

The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Compensation costs for awards granted to nonemployees under Uniwill for each of the three months ended March 31, 2020 and 2019 were $1,554,289 and nil, respectively.

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

New Accounting Pronouncements and Other Guidance

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Cash and cash equivalents:
Cash on hand and in banks	$12,058,320	$11,151,816
Time deposits – with original maturities less than three months (see Note 4)	-	1,463,192
	12,058,320	12,615,008
Restricted cash – noncurrent	43,141	43,492
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$12,101,461	$12,658,500

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for Law Broker’s officers.

NOTE 4 – TIME DEPOSITS

	March 31, 2020	December 31, 2019
Total time deposits	$42,527,370	$40,194,850
Less: Time deposits – with original maturities less than three months (see Note 3)	-	(1,463,192)
Time deposits – original maturities over three months but less than one year	$42,527,370	$38,731,658

Time Deposits Pledged as Collateral

The Company had time deposits $165,302 (NTD 5 million) pledged as collateral for the Company’s credit card as of Mach 31, 2020. In addition, the Company had time deposits of $11,118,894 and 11,920,632 pledged as collateral for short-term loans, respectively, as of March 31, 2020 and December 31, 2019. See Note 5.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Credit facility, O-Bank	$3,100,000	$2,600,000
Credit facility, FEIB	2,500,000	2,500,000
Credit facility, CTBC	1,500,000	1,500,000
Credit facility, KGI	1,500,000	1,500,000
Credit facility, E. Sun	1,000,000	-
Total short-term loans	$9,600,000	$8,100,000

The Company entered into the following credit agreements:

O-Bank Co., Ltd. (“O-Bank”)

CUII has a revolving credit facility in amount of $4,000,000 with O-Bank, which matures on October 22, 2020. Borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. As of March 31, 2020 and December 31, 2019, the outstanding balance of the revolving credit facility were $3,100,000 with a weighted average interest rate of 2.85% and $2,600,000 with a weighted average interest rate of 2.83%, respectively. As of March 31, 2020 and December 31, 2019, the borrowing is secured by a total amount of $3,570,528 (NTD 108 million) and $3,038,079 (NTD 91 million) of time deposits.

Law Broker entered into a credit agreement with O-Bank, which matures on October 22, 2020, and the agreement provides for a $3.3 million (NTD 100 million) revolving credit facility. Borrowings under this agreement bear interest at the TAIFX3 rate plus a margin of 0.75%. As of March 31, 2020 and December 31, 2019, the outstanding loan under this credit agreement was nil.

Far Eastern International Bank (“FEIB”)

In September 2017, CUII entered into a line of credit agreement with FEIB, which matures on January 8, 2021, and borrowings under the revolving credit facility bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. The outstanding balance of the revolving credit facility were $2,500,000 as of March 31, 2020 and December 31, 2019. The interest rate for the outstanding balance as of March 31, 2020 and December 31, 2019 were 3.65% and 3.05%, respectively. As of March 31, 2020 and December 31, 2019, the borrowing is secured by a total amount of $3,034,949 (NTD 91.8 million) and $3,064,787 (NTD 91.8 million) of time deposits.

Law Broker entered into a credit agreement with FEIB providing for a $2.6 million (NTD 80 million) revolving credit facility, which matures January 8, 2021. As of March 31, 2020 and December 31, 2019, there was no outstanding loan under this credit agreement.

CTBC Bank Co., Ltd. (“CTBC”)

CUII has a revolving credit facility in amount of $1,500,000 with CTBC, which matures on August 31, 2020, and borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. The outstanding balance of the revolving credit facility were $1,500,000 as of March 31, 2020 and December 31, 2019. The interest rate for the outstanding balance as of March 31, 2020 and December 31, 2019 were 2.95% and 3.20%, respectively. As of March 31, 2020 and December 31, 2019, The borrowing is secured by a total amount of $1,719,143 (NTD 52 million) and $1,736,045 (NTD 52 million) of time deposits. Law Broker is the guarantor of the credit facility.

Law Broker entered into a credit agreement with CTBC providing for a $3.3 million (NTD 100 million) revolving credit facility, which matures on August 31, 2020. As of March 31, 2020 and December 31, 2019, the outstanding loan under this credit agreement was nil.

KGI Commercial Bank Co., Ltd. (“KGI”)

CUII was approved for a line of credit agreement with KGI, which matures on October 2, 2020, pursuant to which CUII has a revolving credit facility of $1,600,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. As of March 31, 2020 and December 31, 2019, the Company had the outstanding borrowing of $1,500,000 with a weighted interest rate of 2.80% and $1,500,000 with a weighted interest rate of 3.06%, respectively. The borrowing is secured by a total amount of $1,769,336 (RMB 7.6 million and NTD 20 million) and $2,295,061 (RMB 7.6 million and NTD 36 million) of time deposits.

Law Broker entered into another credit agreement with KGI providing for a $1.6 million (NTD 50 million), and the agreement matures on October 2, 2020. The borrowing is secured by a total amount of $1,786,660 (RMB 12 million) of time deposits as of December 31, 2019. As of March 31, 2020 and December 31, 2019, there was no outstanding loan under this credit agreement.

E. Sun Bank (“E. Sun”)

CUII was approved for a line of credit agreement with E. Sun, pursuant to which CUII has a revolving credit facility of $1,000,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.7%. As of March 31, 2020, the Company had the outstanding borrowing of $1,000,000 with an interest rate of 2.45%. The borrowing is secured by a total amount of $1,024,938 of time deposits. CUII’s revolving credit facility with E. Sun expired on April 2, 2020 and CUII was in the process of extending the term of the credit facility.

Total interest expenses of bank loans incurred were $59,282 and $28,845 for the three months ended March 31, 2020 and 2019, respectively.

NOTE 6 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Taiwan	$7,966,075	$12,123,149
PRC	303,827	422,581
Hong Kong	-	-
Total commissions payable to sales professionals	$8,269,902	$12,545,730

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Unearned revenue – AIATW	$1,922,707	$1,781,975
Accrued business tax and tax withholdings	1,265,432	1,262,570
Accrued bonus	3,738,959	4,961,323
Payroll payable and other benefits	1,170,734	1,317,367
Other accrued liabilities	1,533,272	2,333,949
Total other current liabilities	$9,631,104	$11,657,184

Unearned Revenue – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or CUIS. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee of approximately $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

On September 30, 2014, AHFL entered into a Strategic Alliance Supplemental Agreement (the “First Amendment to the Alliance Agreement”) with AIATW. In the First Amendment to the Alliance Agreement, the performance targets and the provision about refunding the Execution Fee on a pro rata basis when the performance targets are not met were revised.

On January 6, 2016, AHFL entered into an Amendment No. 2 to the Alliance Agreement (the “Second Amendment to the Alliance Agreement”) with AIATW to further revise certain provisions in the Strategic Alliance Agreement and the previous amendment entered into by and between AHFL and AIATW. To the extent permitted by applicable laws and regulations, AHFL shall assist and encourage any insurance agency company or insurance brokerage company duly approved by the competent government authorities of Taiwan (the “Appointed Broker/Agent”), to cooperate with AIATW for the promotion of life insurance products of AIATW. Pursuant to the Second Amendment to the Alliance Agreement, the expiration date of the Strategic Alliance Agreement was extended from May 31, 2018 to December 31, 2021, and the effect of the Alliance Agreement during the period from October 1, 2014 to December 31, 2015 was suspended. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Alliance Agreement, some of which are as follows: (i) expanding the scope of services to be provided by AHFL to AIATW to include, without limitation, assessment and advice on suitability of cooperative partners, advice on product strategies suitable for promotion channel development, advice on promotion/sales channel improvement, advice on promotion channel marketing and strategic planning, and promotion channel talent training; and (ii) removing certain provisions related to performance milestones and refund of Execution Fees. On March 15, 2016, AHFL issued a promise letter (the “2016 Letter”) to AIATW that AHFL is required to (i) fulfill sales targets and (ii) the 13-month persistency ratio.

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in an Amendment No. 3 to the Alliance Agreement (the “Third Amendment to the Alliance Agreement”). Pursuant to the Third Amendment to the Alliance Agreement, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, some of which included (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in the Third Amendment to the Alliance Agreement, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD50 million for the first contract year, NTD35 million for the second contract year, and NTD33 million for each contract year thereafter within one month after the termination.

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract Year	Period	Execution Fees		Revenue Amount			Revenue VAT Amount		Refund Amount			Refund VAT Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	12,302,394		NTD	615,120	NTD	19,126,177	(6)	NTD	956,309
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	85,633,525		NTD	4,281,675	NTD	121,033,141		NTD	6,051,659

1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD 27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.

2)	For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

4)	For the year ended December 31, 2018, the Company recognized the fourth contract year’s revenue amount of $372,650 (NTD11,228,600), net of VAT, and refund amount of $670,389 (NTD 20,199,971), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

5)	For the year ended December 31, 2019, the Company recognized the fifth contract year’s revenue amount of $314,953 (NTD9,481,371), net of VAT, and refund the amount of $729,045 (NTD 21,947,200), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

6)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2020 and calculated the revenue amount to be $429,096 (NTD12,917,514) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $102,166 (NTD3,075,599), net of VAT, and $79,697 (NTD2,455,912), net of VAT for the three months ended March 31, 2020 and 2019 related to this agreement. As of March 31, 2020 and December 31, 2019, the Company had non-current portion of unearned revenue of $779,282 and $1,049,258, respectively, and amounts in current liabilities of $1,922,707 and $1,781,975, respectively, related to the Alliance Agreement.

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $2,786,532 and $4,057,515, respectively, related to cash awards to employees as of March 31, 2020 and December 31, 2019.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the three months ended March 31, 2020 and the year ended December 31, 2019, the bonus expenses incurred by Law Broker’s officers under the compensation plans were $249,939 and $824,213, respectively. As of March 31, 2020 and December 31, 2019, the Company had accrued bonus of $952,427 and $903,808 payable within next 12 months, and noncurrent accrued bonus of $494,426 and $471,466, respectively, related to the compensation plans for Law Broker’s officers. See Note 13 for additional information of appointment and engagement agreements with Law Broker’s officers.

NOTE 8 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Unearned revenue – noncurrent (Note 7)	$779,282	$1,049,258
Due to previous shareholders of AHFL	495,906	500,782
Accrued bonus - noncurrent (Note 7)	494,426	471,466
Net defined benefit liability	224,069	208,230
Total other liabilities	$1,993,683	$2,229,736

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. The Company is in negotiation with the previous shareholders of AHFL to extend the repayment date.  As of March 31, 2020 and December 31, 2019, the amount due to previous shareholders of AHFL were $495,906 and $500,782, respectively. The change in amounts was due to foreign currency translation.

NOTE 9 – REVENUE

The Company’s revenue is derived primarily from insurance agency and brokerage services provided to its customers. The Company, through its subsidiaries and variable interest entities, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The sale of an insurance product by the Company is considered complete when initial insurance premium is paid by an individual and the insurance policy is approved by the respective insurance company. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue.

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

For the three months ended March 31, 2020 and 2019, the Company recorded revenue of $28,523,210 and $19,426,674, respectively. Disaggregation information of revenue is disclosed in Note 15.

Contract balance

	March 31, 2020	December 31, 2019
Accounts receivable	$14,759,386	$22,541,558
Contract assets – current	220,665	-
Unearned revenue – current (Note 7)	1,922,707	1,781,975
Unearned revenue – noncurrent (Note 8)	779,282	1,049,258

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment.

Unearned revenue relates to advances received prior to performance under the contract. The related contract is the Alliance Agreement with AIATW which is disclosed in Note 7 to the consolidated financial statements.

NOTE 10 – LEASE

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

For the three months ended March 31, 2020 and 2019, the Company recorded operating lease cost of $678,348 and $652,730, respectively.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of March 31, 2020, operating lease right-of-use assets and lease liabilities were as follows:

	March 31, 2020	December 31, 2019
Operating lease right-of-use assets	$5,697,468	$5,522,665
Operating lease liabilities – current	2,482,675	2,242,034
Operating lease liabilities – noncurrent	2,938,731	3,048,632

Lease term and discount rate

	March 31, 2020	December 31, 2019
Weighted average remaining lease term
Operating lease	2.76 years	2.91 years
Weighted average discount rate
Operating lease	2.91%	2.85%

Supplemental cash flow information related to leases

	March 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$746,122	$2,655,644

The minimum future lease payments as of March 31, 2020 are as follows:

Amount
2020 (reminder of year)	$2,608,767
2021	1,735,596
2022	680,963
2023	437,803
2024	197,045
Thereafter	-
Total minimum lease payments	5,660,174
Less: Interest	(238,768)
Present value of future minimum lease payments	$5,421,406

NOTE 11– NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of March 31, 2020 and December 31, 2019:

Name of Entity	% of Non- controlling Interest	December 31, 2019	Contribution	Net Income (Loss)	Other Comprehensive Income (Loss)	March 31, 2020
Law Enterprise	34.05%	$(204,964)	$-	$(111,705)	$(5,795)	$(322,464)
Law Broker	34.05%	19,536,104	-	1,112,834	(187,703)	20,461,235
Uniwill	50.00%	-	1,547,229	(485,521)	(41,971)	1,019,737
PFAL	49.00%	351,278	-	10,668	778	362,724
MKI	49.00%	283	-	-	-	283
PA Taiwan	49.00%	(167,531)	-	(88)	(13)	(167,632)
PTC Nanjing	49.00%	(2,644)	-	(1)	(122)	(2,767)
Total		$19,512,526	$1,547,229	$526,187	$(234,826)	$21,351,116

Name of Entity	% of Non- Controlling Interests	December 31, 2018	Net Income (Loss)	Other Comprehensive Income (Loss)	Dividends	December 31, 2019
Law Enterprise	34.05%	$(72,557)	$(147,948)	$15,541	$-	$(204,964)
Law Broker	34.05%	16,149,662	2,985,723	400,719	-	19,536,104
PFAL	49.00%	436,742	7,086	1,265	(93,815)	351,278
MKI	49.00%	(2,630)	2,913	-	-	283
PA Taiwan	49.00%	(157,762)	(9,694)	(75)	-	(167,531)
PTC Nanjing	49.00%	(2,411)	(139)	(94)	-	(2,644)
Total		$16,351,044	$2,837,941	$417,356	$(93,815)	$19,512,526

During the three months ended March 31, 2020, Uniwill issued a total of 9,608 preferred shares to Cyun-Jhan and Jian-Zao for cash pursuant to the JV Agreement entered on November 15, 2019 after the performance goals of first stage were achieved on February 10, 2020 (the “Grant Date”). The preferred stocks issued have voting rights at 1 share to 1,000 voting rights of common stock and the right of conversion to common stocks upon the achievement of the performance goals of stage two set forth in the JV Agreement. The holders of 9,608 shares of preferred stocks in aggregate participate in the daily operating of Uniwill and entitle to 49% of equity interest and 50% of earnings of the operating subsidiary.

Based on ASC 718, the Company determined that the fair market value of 9,608 shares of convertible preferred stock was $1,547,229 on the Grant Date valuated by an independent third-party valuation firm using the probability-based recognition approach. $1,554,289 compensation cost is recognized after cash surrendered for the three months ended March 31, 2020 as a result.

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
US statutory rate	21%	21%
Tax rate difference	(2)%	(1)%
Tax base difference	1%	1%
Income tax on undistributed earnings	18%	3%
Loss in subsidiaries	28%	1%
Provision for uncertain tax position	32%	-%
Un-deductible and non-taxable items	3%	-%
Effective tax rate	101%	25%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are subject to the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments at 20% and 5% of the tax on any undistributed earnings according to the Income Tax Law of Taiwan. As of March 31, 2020 and December 31, 2019, the Company had current tax payable of $3,548,277 and $2,230,793 for Taiwan income tax, respectively.

WFOE and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments, except for Jiangsu. For Jiangsu province in PRC, according to the requirement of local tax authorities, the tax basis is levied at 10% of total revenue, instead of net income. WFOE and CAE had no income tax expenses for the three months ended March 31, 2020 and years ended December 31, 2019 due to the loss positions.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 16.5% on the estimated assessable profits. As of March 31, 2020 and December 31, 2019, the Company had current tax payable of $24,046 and $56,993 for Hong Kong income tax, respectively.

The Company is subject to the statutory rate of 21% in the U.S. federal jurisdiction. The Company had no income tax expense for the three months ended March 31, 2020 and years ended December 31, 2019 due to the loss positions and no GILTI tax obligation existed. The Company recognized a one-time transition tax of $1,199,195 in the year of 2018 based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income tax. As of March 31, 2020, and December 31, 2019, the Company had current tax payable of $101,322 and $101,518 and noncurrent tax payable of $815,451 and $815,451 associated with the one-time transition tax.

As of March 31, 2020, the Company recorded an uncertain tax positions approximately of $277,000 related to withholding tax matters in the Taiwan Segment. During the three months ended March 31, 2020, the Company recognized interest and penalties of approximately $178,000, in in selling, general and administrative expenses.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to related parties

The following summarized the Company’s loans payable related parties as of March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Due to Mr. Mao (CEO and Principal shareholder of the Company)	$438,928	$373,183
Due to Ms. Lu (A shareholder of Anhou)	83,624	85,074
Others	12,787	4,602
Total	$535,339	$462,859

Due to Mr. Mao

Amounts due to Mr. Mao were associated with funding provided by Mr. Mao for the formation of our subsidiaries in China in 2011. As of March 31, 2020 and December 31, 2019, due to Mr. Mao in the respective amounts of $438,928 and $373,183 was non-interesting bearing and payable on demand.

Due to Ms. Lu

Due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. Due to Ms. Lu in the respective amounts of $83,624 and $85,074 was non-interesting bearing and payable on demand.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 10.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Note 4 and 5.

Legal Proceedings

On December 20, 2018, the Company and one of the Company’s former employees, agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the Company’s trading volume for the purpose of obtaining a listing on Nasdaq. Neither the Company nor the former employee realized financial gain from the scheme. Both the Company and the former employee agreed to the entry of a final judgment entered on January 18, 2019 that enjoins them from violating the charged provisions of the federal securities laws, orders the Company to comply with its undertaking to retain an independent compliance monitor for a period of not less than one year. The SEC did not seek a monetary penalty against the Company and there is no financial impact to the Company.

On April 10, 2020, the Company submitted a written certification (the “Certification”) to the SEC of its compliance with the undertaking indicated by the Final Judgment entered into on January 18, 2019 in front of the United States District Court for the Southern District of New York (SEC v. China United Ins. Serv., Inc., No. 18 Civ. 12055, Consent of Defendant China United Insurance Service, Inc. (ECF No. 3-1) (S.D.N.Y Dec. 20, 2018)) requiring the Company to retain an independent compliance monitor (“Independent Monitor”) for a period of not less than one year. The Independent Monitor was mandated to review and evaluate the Company’s commitment to and implementation of a revised compliance program and to submit a final report to the SEC with respect to these matters. The Company reviewed the Independent Monitor’s final report submitted to the SEC on December 23, 2019 and confirmed in its Certification that, to the best knowledge of the Company, the factual content of the final report was true and accurate as of the date of such report.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three months ended March 31, 2020 and 2019, the Company has recorded the compensation expense of $50,436 and $0 under the appointment agreement, respectively.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years.  For the three months ended March 31, 2020 and 2019, the Company has recorded the compensation expense of $75,772 and $27,043 under the appointment agreement, respectively.

NOTE 15 – SEGMENT REPORTING

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

The geographical distributions of the Company’s financial information for the three months ended March 31, 2020 and 2019 were as follows:

	For three months ended March 31,
	2020	2019
Geographical Areas
Revenue
Taiwan	$27,342,936	$16,971,117
PRC	1,429,297	2,267,316
Hong Kong	68,619	195,195
Elimination adjustment	(317,642)	(6,954)
Total revenue	$28,523,210	$19,426,674

Income (loss) from operations
Taiwan	$928,928	$3,790,078
PRC	(31,113)	31,584
Hong Kong	23,653	85,209
Elimination adjustment	52,880	32,553
Total income from operations	$974,348	$3,939,424

Net income (loss)
Taiwan	$(1,434)	$3,125,888
PRC	(39,957)	19,368
Hong Kong	21,772	73,856
Elimination adjustment	9,204	(258)
Total net (loss) income	$(10,415)	$3,218,854

The geographical distribution of the Company’s financial information as of March 31, 2020 and December 31, 2019 were as follows:

	March 31, 2020	December 31, 2019
Geographical Areas
Reportable assets
Taiwan	$141,170,371	$144,663,045
PRC	12,214,459	12,349,634
Hong Kong	814,311	800,746
Elimination adjustment	(67,531,485)	(68,571,003)
Total reportable assets	$86,667,656	$89,242,422

Long-lived assets
Taiwan	$1,336,338	$1,280,728
PRC	105,771	124,443
Hong Kong	2,052	602
Elimination adjustment	(2,878)	(2,907)
Total long-lived assets	$1,441,283	$1,402,866

Capital investment
Taiwan	$194,403	$641,873
PRC	1,573	53,158
Hong Kong	-	997
Total capital investments	$195,976	$696,028

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On May 8, 2020, the Company agreed to invest in Rays Technology Corporation (“Rays”) and increase the paid-in capital of Rays to $99,181 (NTD 3 million).

In April 2020, AHFL Taiwan Branch was approved for a line of credit agreement with Cathay United Bank Company Limited (“CUB”), pursuant to which AHFL Taiwan Branch has a revolving credit facility of $8.2 million (NTD 250 million). Borrowings under the agreement bear interest at higher of CUB’s saving rate plus 0.41% or the TAIBOR rate plus a margin of 0.8%. On May 12, 2020, AHFL Taiwan Branch borrowed $991,813(NTD 30 million) under the credit agreement and refunded the amount of $761,863 (NTD 23 million) to AIATW due to performance sales targets not met. See Note 7.

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

Total net revenue from Taiwan life insurance products were 89.7% and 80.6% of total net revenue for the three months ended March 31, 2020 and 2019, respectively. Total net revenue from PRC life insurance products were 4.8% and 11.4% of total net revenue for the three months ended March 31, 2020 and 2019, respectively.

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

Total net revenue from Taiwan property and casualty insurance products were 4.7% and 6.3% of total net revenue for the three months ended March 31, 2020 and 2019, respectively. Total net revenue from PRC property and casualty insurance products were 0.2% and 0.2% of total net revenue for the three months ended March 31, 2020 and 2019, respectively.

Due to the outbreak of the coronavirus (“COVID-19”) at the beginning of 2020, we had experienced adverse impacts on our business in the first quarter of 2020 in the PRC Segment, such as limited access to our staff in the PRC and restrictions on business travel within the PRC and between Taiwan and the PRC. The operations in the PRC segment fully resumed in April 2020. However, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Stock-Based Compensation

We estimate the fair value of share-based awards to nonemployees on the date of grant using the Black-Scholes options pricing model, which requires a number of assumptions, of which the most significant are expected volatility and the expected option term. Compensation costs for awards granted to nonemployees for the three months ended March 31, 2020 and 2019 were $1.6 million and nil.

Results of Operations- Three Months ended March 31, 2020 Compared to Three Months ended March 31, 2019

The following table shows the results of operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$28,523,210	$19,426,674	$9,096,536	46.8%
Cost of revenue	19,499,924	11,195,074	8,304,850	74.2%
Gross profit	9,023,286	8,231,600	791,686	9.6%
Gross profit margin	32%	42%	(10)%	(25.3)%

Operating expenses:
Selling	490,030	488,620	1,410	0.3%
General and administrative	7,558,908	3,803,556	3,755,352	98.7%
Total operating expenses	8,048,938	4,292,176	3,756,762	87.5%

Income from operations	974,348	3,939,424	(2,965,076)	(75.3)%

Other income (expenses):
Interest income	110,891	88,473	22,418	25.3%
Interest expenses	(59,282)	(33,582)	(25,700)	76.5%
Other - net	(152,739)	301,926	(454,665)	(150.6)%
Total other income (expenses), net	(101,130)	356,817	(457,947)	(128.3)%

Income before income taxes	873,218	4,296,241	(3,423,023)	(79.7)%
Income tax expense	883,633	1,077,387	(193,754)	(18.0)%

Net (loss) income	(10,415)	3,218,854	(3,229,269)	(100.3)%
Net income attributable to the noncontrolling interests	(526,187)	(1,211,849)	685,662	(56.6)%
Net (loss) income attributable to parent’s shareholders	(536,602)	2,007,005	(2,543,607)	(126.7)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2020 and 2019, the revenues generated from Taiwan, PRC and Hong Kong are as follows:

Geographic Areas	Three Months Ended March 31,
	2020	2019	Change	Percent
Revenue
Taiwan segment	$27,025,294	$16,964,163	$10,061,131	59.3%
Percentage of revenue	94.7%	87.3%
PRC segment	1,429,297	2,267,316	(835,019)	(37.0)%
Percentage of revenue	5.0%	11.7%
Hong Kong segment	68,619	195,195	(122,576)	(62.8)%
Percentage of revenue	0.3%	1.0%
Total revenue	$28,523,210	$19,426,674	$9,096,536	46.8%

Overall revenue from our Taiwan segment increased by $10.0 million from $17.0 million for the three months ended March 31, 2019 to $27.0 million for the three months ended March 31, 2020. The increase was due to the combined effect of an interest rate reduction in insurance liability reserves of life and saving insurances and the acquisition of Uniwill in May 2019. An announcement made by Financial Supervisory Commission Taiwan in the second half of 2019 reducing the interest rate of life and saving insurance liability reserves had continued boosting the customers’ demand in insurance policies during the first quarter of 2020. The positioning of Uniwill is to target those high-net-worth individual customers with strategies to sell investment-type insurance policies. As a result, Uniwill was able to contribute a significant portion of the increased revenue during the three months ended March 31, 2020.

Overall revenue from our PRC segment decreased by $0.8 million (or 37%) to $1.4 million for the three months ended March 31, 2020 from $2.3 million for the three months ended March 31, 2019. Such decrease in revenue of the PRC segment was mainly due to the adverse impact on the outbreak of COVID-19 in the PRC that restricted to a significant extent our sales agents’ in-person selling activities.

The revenue in the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Overall revenue from our Hong Kong segment decreased by $0.1 million (or 62.8%) from $0.2 million for the three months ended to $0.1 million for the three months ended March 31, 2020 as a result of the declining demand in certain travel insurance products, which led to decreases in our revenue earned from reinsurance arrangements.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended March 31, 2020 increased by $8.3 million (or 74.2%), to $19.5 million compared to $11.2 million for the three months ended March 31, 2019. This increase in the cost of revenue was due to the increase of the direct commission costs as a result of first year commission earned from insurance companies and the commission program. The growth in the revenue resulted in the increase in indirect commission costs due to the high achievement rates of the sales targets. In addition, higher costs were incurred due to more sales on investment-type insurance policies, which provide higher commission to sales professionals.

Consequently, the cost of revenue increased more than the proportional increase of revenue, causing a decline in the gross profit margin from 42.4% for the three months ended March 31, 2019 to 31.6% for the three months ended March 31, 2020.

Selling expenses

Selling expenses mainly consisted of our expenditures spent on online marketing and advertising. The selling expense for the three months ended March 31, 2020 slightly increased by $1,410 (or 0.3%), to $490,030, compared to $488,620 for the three months ended March 31, 2019. The increase was mainly due to endorser fees paid to an Olympic athlete as a new advertising spokesman of the Company during the first quarter of 2020.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the three months ended March 31, 2020, G&A expenses were $7.6 million, reflecting an increase of $3.8 million (or 98.7%), compared with $3.8 million for the three months ended March 31, 2019. During the three months ended March 31, 2020, the Company recognized compensation cost of $1.6 million as result of preferred shares granted and issued by Uniwill under the Joint Venture Agreement. In addition, increases in G&A expense were attribute to the increases in performance bonus to employees and the sales taxes due to the growth in sales, consulting fees incurred for consumer behaviors analysis for insurance products, penalty and interest expenses recognized related to tax matters, and professional service fees to our outside counsel and SEC-appointed monitor for the Company’s governance and compliance.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and on foreign exchange. Net other expenses for the three months ended March 31, 2020 was $0.1 million, reflecting a decrease of $0.5 million (or 128.3%), compared with net other income of $0.4 million for the three months ended March 31, 2019. The increases in other expenses for the three months ended March 31, 2020 was due to the increase in interest expense from additional bank borrowings and losses on valuation of financial assets and on foreign exchange.

Income tax expense

For the three months ended March 31, 2020, income tax expense was $0.9 million, reflecting a decrease of 18.0%, compared with the income tax expense for the three months ended March 31, 2019. The decrease was mainly due to the recognition of tax benefits of operating loss carryforwards in our foreign subsidiaries.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash (used in) provided by investing activities and net cash provided by financing activities for the three-month periods ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change	Percent
Net cash provided by operating activities	$3,340,811	$1,639,180	1,701,631	103.8%
Net cash used in investing activities	(5,335,582)	(8,489,008)	3,153,426	(37.1)%
Net cash provided by financing activities	1,579,759	1,112,787	466,972	42.0%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2020 was $3.3 million, an increase of 103.8% in comparison with $1.6 million net cash provided by operating activities during the three months ended March 31, 2019. The increase was mainly due to a strong business performance for the three months ended March 31, 2020 compared with that of the same period in 2019.

Investing activities

Net cash used in investing activities was $5.3 million during the three months ended March 31, 2020 as compared with the net cash used in investing activities of $8.5 million for the three months ended March 31, 2019. Consistent with prior periods, the Company continued investing its excess cash in time deposits in the first quarter of 2020, leading to cash outflows from investing activities.

Financing activities

Net cash provided by financing activities was $1.6 million during the three months ended March 31, 2020, which increased by $0.5 million from $1.1 million during the same period of 2019. The increase was mainly due to the increase in the net proceeds from additional bank borrowings during the first quarter of 2020.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2019 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements as of March 31, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As required by SEC Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2020, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level due to the deficiencies and material weakness identified and described in this Item 9A(a) and 9A(c), respectively.

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

The Independent Monitor was mandated to review and evaluate the Company’s commitment to and implementation of a revised compliance program and to submit a final report to the SEC with respect to this matter. The Independent Monitor’s final report was submitted to the SEC on December 23, 2019.

As of March 31, 2020, we reviewed the Independent Monitor’s final report and evaluated the impact of the deficiency and had taken the following actions in conjunction with the independent corporate monitor:

1)	A review and consideration of the implementation of our earlier and revised compliance policies and procedures as they related to trading in securities issued by us;

2)	A review of our policies and procedures as they related to our corporate governance;

3)	A review of our policies and procedures as they related to preclearances granted by us for trading in shares of our common stock; and the independent corporate monitor provided oversight over preclearances;

4)	Determining whether policies and procedures were adequate and properly tailored for us;

5)	A review of the education and training program at our company and a consideration of the sufficient scope and appropriate content;

6)	A Review of our monitoring, testing and reporting mechanisms;

7)	A review of our commitment to compliance, including senior management and board-level awareness of compliance issues;

8)	A review of our allocation of resources for the compliance program, including whether resources are sufficient and properly tailored; and

9)	Conducted two rounds of in-person interviews of 15-20 company employees and board members each time.

However, as of March 31, 2020, we continued to evaluate and work to remediate the control deficiencies and we may determine to take additional actions to remediate such deficiencies.

Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and we conclude the Company to be operating effectively, the deficiencies described above could continue to exist.

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

Our management assessed the effectiveness of our internal control over financial reporting as of March 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of March 31, 2020, as described below.

(1)	We have yet established effective entity-level controls at group level in application of Internal Control-Integrated Framework (2013).

The material weakness described above could result in material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.

The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Simon & Edward, LLP, an independent registered certified public accounting firm, as stated in their report, which appears in our Annual Report for the fiscal year of 2019.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 10, 2020, the Company submitted a written certification (the “Certification”) to the Securities and Exchange Commission (the “SEC”) of its compliance with the undertaking indicated by the Final Judgment entered into on January 18, 2019 in front of the United States District Court for the Southern District of New York (SEC v. China United Ins. Serv., Inc., No. 18 Civ. 12055, Consent of Defendant China United Insurance Service, Inc. (ECF No. 3-1) (S.D.N.Y Dec. 20, 2018)) requiring the Company to retain an independent compliance monitor (“Independent Monitor”) for a period of not less than one year. The Independent Monitor was mandated to review and evaluate the Company’s commitment to and implementation of a revised compliance program and to submit a final report to the SEC with respect to these matters. The Company reviewed the Independent Monitor’s final report submitted to the SEC on December 23, 2019 and confirmed in its Certification that, to the best knowledge of the Company, the factual content of the final report was true and accurate as of the date of such report.

Other than disclosed above, we are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None during this reporting period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None during this reporting period.

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

China United Insurance Service, Inc.

Date: May 15, 2020	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2020	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)

