Form 10-Q
period 2020-06-30
China United Insurance Service, Inc.
filed 2020-08-10
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

As of August 7, 2020, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019
(amounts in USD)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$11,394,389	$12,615,008
Time deposits	47,358,489	38,731,658
Accounts receivable	16,415,467	22,541,558
Contract assets	1,269,891	-
Marketable securities	1,158,011	290,153
Other current assets	1,507,847	1,810,962
Total current assets	79,104,094	75,989,339

Property and equipment, net	1,862,115	1,402,866
Right-of-use assets under operating leases	5,543,867	5,522,665
Intangible assets, net	431,059	518,264
Long-term investments	2,684,260	2,693,082
Restricted cash - noncurrent	49,005	43,492
Other assets	3,910,469	3,072,714
TOTAL ASSETS	$93,584,869	$89,242,422

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Short-term loans	$11,508,644	$8,100,000
Commissions payable to sales professionals	12,541,347	12,545,730
Contract liabilities - current	1,412,027	1,781,975
Income tax payable - current	2,400,724	2,389,304
Operating lease liabilities - current	2,579,170	2,242,034
Due to related parties	180,137	462,859
Other current liabilities	8,136,633	9,875,209
Total current liabilities	38,758,682	37,397,111

Contract liabilities - noncurrent	534,083	1,049,258
Income tax payable - noncurrent	719,515	815,451
Operating lease liabilities - noncurrent	2,846,527	3,048,632
Other liabilities	1,295,129	1,180,478
TOTAL LIABILITIES	44,153,936	43,490,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 issued and outstanding	294	294
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	8,228,904	8,228,904
Retained earnings	9,404,804	9,402,294
Accumulated other comprehensive income	1,041,396	417,015
Stockholders' equity attribute to the Company's stockholders	26,865,857	26,238,966
Noncontrolling interests	22,565,076	19,512,526
TOTAL STOCKHOLDERS’ EQUITY	49,430,933	45,751,492
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,584,869	$89,242,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(amounts in USD)	2020	2019	2020	2019
Revenue	$29,441,754	$21,756,468	$57,964,964	$41,183,142
Cost of revenue	22,492,991	16,235,356	41,992,915	27,430,430

Gross profit	6,948,763	5,521,112	15,972,049	13,752,712

Operating expenses:
Selling	367,658	508,323	857,688	996,943
General and administrative	5,350,423	4,424,480	12,909,331	8,228,036
Total operating expense	5,718,081	4,932,803	13,767,019	9,224,979

Income from operations	1,230,682	588,309	2,205,030	4,527,733

Other income (expenses):
Interest income	114,011	130,015	224,902	218,488
Interest expenses	(60,978)	(46,561)	(120,260)	(80,143)
Dividend income	319,235	310,623	319,235	310,623
Other - net	223,887	12,756	71,148	314,682
Total other income,net	596,155	406,833	495,025	763,650

Income before income taxes	1,826,837	995,142	2,700,055	5,291,383
Income tax expense	(644,939)	(242,714)	(1,528,572)	(1,320,101)

Net income	1,181,898	752,428	1,171,483	3,971,282
Less: net income attributable to noncontrolling interests	(642,786)	(274,327)	(1,168,973)	(1,486,176)
Net income attributable to the Company's stockholders	539,112	478,101	2,510	2,485,106

Other comprehensive income (loss) items:
Foreign currency translation gain (loss)	1,520,949	(233,016)	959,826	(596,336)
Other	(59)	-	(116)	-
Total other comprehensive income (loss)	1,520,890	(233,016)	959,710	(596,336)

Comprehensive income	2,702,788	519,412	2,131,193	3,374,946
Less: comprehensive income attributable to noncontrolling interests	(1,212,941)	(205,727)	(1,504,302)	(1,267,254)

Comprehensive income attributable to the Company's stockholders	$1,489,847	$313,685	$626,891	$2,107,692

Weighted average shares outstanding
Basic and diluted	29,421,736	29,422,076	29,421,736	29,437,288

Earnings per share attributable to the Company's stockholders
Basic and diluted	$0.018	$0.016	$0.000	$0.082

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(amounts in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity

Balance March 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$90,661	$8,865,692	$25,376,010	$21,351,116	$46,727,126

Business acquisition	-	-	-	-	-	-	-	-	-	1,019	1,019
Foreign currency translation gain	-	-	-	-	-	-	950,774	-	950,774	570,175	1,520,949
Other comprehensive loss	-	-	-	-	-	-	(39)	-	(39)	(20)	(59)
Net income	-	-	-	-	-	-	-	539,112	539,112	642,786	1,181,898

Balance June 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,041,396	$9,404,804	$26,865,857	$22,565,076	$49,430,933

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(amounts in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity

Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492

Compensation cost in connection with issuance of preferred stock on the Company’s subsidiary, Uniwill, to nonemployees	-	-	-	-	-	-	-	-	-	1,547,229	1,547,229
Business acquisition	-	-	-	-	-	-	-	-	-	1,019	1,019
Foreign currency translation gain	-	-	-	-	-	-	624,458	-	624,458	335,368	959,826
Other comprehensive loss	-	-	-	-	-	-	(77)	-	(77)	(39)	(116)
Net income	-	-	-	-	-	-	-	2,510	2,510	1,168,973	1,171,483

Balance June 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,041,396	$9,404,804	$26,865,857	$22,565,076	$49,430,933

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY, CONTINUED

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(amounts in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Loss	Earnings	Total	Interests	Equity

Balance March 31, 2019	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(384,316)	$9,280,232	$24,385,793	$17,412,571	$41,798,364

Appropriation of reserves	-	-	-	-	-	758,971	-	(758,971)	-	-	-
Business acquisition	-	-	-	-	-	-	-	-	-	30,150	30,150
Foreign currency translation loss	-	-	-	-	-	-	(164,416)	-	(164,416)	(68,600)	(233,016)
Retirement of common stock	(30,933)	(1)	-	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	-	478,101	478,101	274,327	752,428

Balance June 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,058,094	$(548,732)	$8,999,362	$24,699,477	$17,648,448	$42,347,925

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(amounts in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Loss	Earnings	Total	Interests	Equity

Balance December 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(171,318)	$7,273,227	$22,591,786	$16,351,044	$38,942,830

Appropriation of reserves	-	-	-	-	-	758,971	-	(758,971)	-	-	-
Business acquisition	-	-	-	-	-	-	-	-	-	30,150	30,150
Foreign currency translation loss	-	-	-	-	-	-	(377,414)	-	(377,414)	(218,922)	(596,336)
Retirement of common stock	(30,933)	(1)	-	-	-	-	-	-	(1)	-	(1)
Net income	-	-	-	-	-	-	-	2,485,106	2,485,106	1,486,176	3,971,282

Balance June 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,058,094	$(548,732)	$8,999,362	$24,699,477	$17,648,448	$42,347,925

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
(amounts in USD)	2020	2019

Cash flows from operating activities:
Net income	$1,171,483	$3,971,282
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation cost in connection with issuance of preferred stock on the Company’s subsidiary, Uniwill, to nonemployees	1,546,910	-
Depreciation and amortization	429,543	331,376
Amortization of bond premium	133	-
Gain on sales of marketable securities	(66,846)	-
Loss (gain) on valuation of financial assets	6,138	(87,609)
Loss on disposal of equipment	11,097	14,456
Deferred income tax	(77,942)	35
Changes in operating assets and liabilities:
Accounts receivable	6,378,684	4,978,551
Contract assets	(1,246,405)	(1,849,550)
Other current assets	423,757	140,667
Other assets	(757,059)	(960,585)
Commissions payable to sales professionals	(209,513)	163,616
Contract liabilities	(918,391)	(161,161)
Income tax payable	(111,162)	191,155
Other current liabilities	(1,756,919)	(1,548,896)
Other liabilities	91,609	100,820
Net cash provided by operating activities	4,915,117	5,284,157

Cash flows from investing activities:
Cash received from issuance of preferred stock on the Company’s subsidiary, Uniwill, to nonemployees	319	-
Purchases of time deposits	(38,942,259)	(34,221,606)
Proceeds from maturities of time deposits	31,169,243	19,648,342
Purchases of marketable securities	(943,791)	-
Proceeds from sales of marketable securities	214,243	-
Purchase of equipment	(737,145)	(261,102)
Proceeds from disposal of equipment	2,960	-
Purchase of intangible assets	(37,962)	(59,390)
Net cash used in investing activities	(9,274,392)	(14,893,756)

Cash flows from financing activities:
Proceeds from short-term loans	22,000,974	11,724,905
Repayment of short-term loans	(18,660,000)	(13,218,762)
Proceeds from related party borrowing	(278,447)	87,367
Net cash provided by (used in) financing activities	3,062,527	(1,406,490)

Foreign currency translation	81,642	(209,673)
Net decrease in cash, cash equivalents and restricted cash	(1,215,106)	(11,225,762)

Cash, cash equivalents and restricted cash, beginning balance	12,658,500	20,639,771
Cash, cash equivalents and restricted cash, ending balance	$11,443,394	$9,414,009

SUPPLEMENTARY DISCLOSURE:
Interest paid	$121,470	$56,265
Income tax paid	$1,837,695	$1,007,922

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

In May 2019, AHFL entered into an agreement to make capital contributions of $485,909 (NTD15,000,000) to AIlife International Investment Co., Limited (“AIlife”, formerly known as “Ilife”). After the transaction, the Company owned 93.75% of AIlife. In July 2019, AHFL acquired the remaining 6.25% shares of AIlife, which became the Company's wholly owned subsidiary. The business objective of AIlife is to obtain a non-exclusive license covering certain information technology systems from Law Broker and generate revenues from marketing and making the technologies available to insurance intermediary companies.

On June 4, 2019, AIlife entered into an acquisition agreement with the selling shareholder of Uniwill Insurance Broker Co., Ltd (“Uniwill”). Pursuant to the acquisition agreement, AIlife agreed to pay $14,535 (NTD 450,000) in exchange for the insurance brokerage licenses issued to Uniwill by the Taiwanese government, along with right to the Uniwill company name and $6,455 (NTD 200,000) of legal deposits. The Company has no intention of operating the Uniwill existing brokerage business nor retaining any of its sales personnel. Therefore, the acquisition is accounted as an assets purchase.

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

Uniwill issued a total of 9,608 preferred shares to Cyun-Jhan and Jian-Zao for cash and recognized compensation cost of $1,547,229 after the performance goals of the first stage were achieved on February 10, 2020 (the "Grant Date"). The holders of 9,608 shares of preferred stocks participate in daily operating and entitle to have the rights of share 50% of earnings of Uniwill. Each share of the preferred stock issued has 1,000 voting rights in shareholder's meeting. In addition, the holders of the preferred stocks are eligible to convert the preferred stocks to common stocks of Uniwill at a ratio of 1 preferred share to 1,000 common shares upon the achievement of the performance goals of stage two set forth in the JV Agreement. As of June 30, 2020, the performance goals of the second stage was not fulfilled.

On May 27, 2020, the Company completed the acquisition of Rays Technology Corporation ("Rays") for its 90% equity interest. The consideration to acquire 27,000 shares of Ray was US$9,177 (NTD 270,000). The acquisition is accounted as a business purchase. The Company did not recognize any goodwill or gain on bargain purchase as a result of the net asset value acquired approximating to the consideration paid.

In January 2020, the World Health Organization declared an outbreak of the coronavirus (COVID-19) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. We had experienced some adverse impacts on our business in the PRC Segment, such as limited access to our staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between Taiwan and the PRC. Even though the operations in the PRC segment fully resumed in the second quarter of 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

The corporate structure as of June 30, 2020 is as follows:

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
90%
Max Key Investments Limited (BVI Company)
100%
100%
Joint Incurance Broker Co., Limited (Taiwan Company)
Rays Technology Corporation (Taiwan Company)
Prime Asia Co., Limited (Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited
100%
Jiangsu Law Insurance Brokers Co., Limited

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, which were included in the Company’s 2019 Annual Report on Form 10-K (“2019 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2019, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2020 and December 31, 2019.

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

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for condensed consolidated financial statements are as follows:

	Average Rate for the Six Months Ended
	June 30,
	2020		2019
	(unaudited)		(unaudited)
New Taiwan dollar (NTD)	NTD	29.991658	NTD	30.960117
China yuan (RMB)	RMB	7.032406	RMB	6.783923
Hong Kong dollar (HKD)	HKD	7.760729	HKD	7.842581
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	June 30, 2020
	(unaudited)		December 31, 2019
New Taiwan dollar (NTD)	NTD	29.422938	NTD	29.953143
China yuan (RMB)	RMB	7.068231	RMB	6.966764
Hong Kong dollar (HKD)	HKD	7.750189	HKD	7.787223
United States dollar ($)		$1.000000		$1.000000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share”. As of June 30, 2020 and 2019, the Company did not have any potentially dilutive instrument.

Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.
●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.
●	Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following fair value hierarchy tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019:

	June 30, 2020 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total time deposits	$47,358,489	$-	$-	$47,358,489
Marketable securities :
Mutual funds	1,158,011	-	-	1,158,011
Long-term investments:
Government bonds held for available-for-sale	-	102,773	-	102,773
REITs	1,275,196	-	-	1,275,196
Total assets measured at fair value	$49,791,696	$102,773	$-	$49,894,469

	December 31, 2019
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total cash equivalents and time deposits	$40,194,850	$-	$-	$40,194,850
Marketable securities :
Mutual funds	290,153	-	-	290,153
Long-term investments:
Government bonds held for available -for -sale	-	101,203	-	101,203
REITs	1,308,711	-	-	1,308,711
Total assets measured at fair value	$41,793,714	$101,203	$-	$41,894,917

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash equivalents and time deposits approximate fair value due to the short-term duration of those instruments.

During the six months ended June 30, 2020, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($101,961 and $100,156 as of June 30, 2020 and December 31, 2019, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds will mature on March 17, 2021 and the amortized cost of the bonds is $102,154 (NTD 3,005,680) and $100,479 (NTD 3,009,674) as of June 30, 2020 and December 31, 2019, respectively. The Company will purchase a similar investment after the maturity of the bonds to maintain the insurance license.

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC" or "China”), Hong Kong, and Taiwan. Should any bank holding cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose the cash with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of June 30, 2020 and December 31, 2019, approximately $2,592,000 and $2,293,000 of the Company’s cash and cash equivalents, time deposits, restricted cash equivalents and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $58,363,000 and $50,108,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2020 and 2019, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended June 30,
	2020		2019
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc..	$6,856,458	23%	$2,187,382	10%
Taiwan Life Insurance Co., Ltd.	5,627,922	19%	4,169,768	19%
Farglory Life Insurance Co., Ltd.	3,583,979	12%	4,264,924	20%
Shin Kong Life Insurance Co., Ltd.	3,207,118	11%	1,511,862	7%

For the six months ended June 30, 2020 and 2019, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six Months Ended June 30,
	2020		2019
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$11,852,412	20%	$4,975,314	12%
Taiwan Life Insurance Co., Ltd.	11,220,597	19%	7,541,011	18%
Farglory Life Insurance Co., Ltd.	6,963,070	12%	8,685,344	21%
Shin Kong Life Insurance Co., Ltd.	6,269,180	11%	3,073,848	7%

As of June 30, 2020 and December 31, 2019, the Company’s accounts receivable from these companies were:

	June 30, 2020
	(unaudited)		December 31, 2019
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$3,572,656	22%	$4,239,621	19%
Taiwan Life Insurance Co., Ltd	3,252,566	20%	4,012,914	18%
Shin Kong Life Insurance Co., Ltd.	2,122,794	13%	3,586,795	16%
Farglory Life Insurance Co., Ltd.	1,805,526	11%	2,664,140	12%
AIA International Limited Taiwan Branch	1,548,928	9%	2,447,051	11%

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

Income Tax

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The standard will be adopted upon the effective date for us beginning January 1, 2021. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

Reference Rate Reform

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions in which the reference LIBOR or another reference rate are expected to be discontinued as a result of the Reference Rate Reform. The standard is effective for all entities. The standard may be adopted as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020 through December 31, 2022. We are currently evaluating the effects of the standard on our consolidated financial statements and related disclosures.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS

Cash, cash equivalents and restricted cash equivalents consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(unaudited)	December 31, 2019
Cash and cash equivalents:
Cash on hand and in banks	$11,394,389	$11,151,816
Time deposits – with original maturities less than three months (see Note 4)	-	1,463,192
	11,394,389	12,615,008
Restricted cash – noncurrent	49,005	43,492
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$11,443,394	$12,658,500

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for officer’s bonus plan of Law Broker.

NOTE 4 – TIME DEPOSITS

	June 30, 2020
	(unaudited)	December 31, 2019
Total time deposits	$47,358,489	$40,194,850
Less: Time deposits – with original maturities less than three months (see Note 3)	-	(1,463,192)
Time deposits – original maturities over three months but less than one year	$47,358,489	$38,731,658

Time Deposits Pledged as Collateral

The Company had a total of $14,886,204 and $11,920,632 restricted time deposits, respectively, as of June 30, 2020 and December 31, 2019. A total of time deposits $169,935 (NTD 5 million) was pledged as collateral for the Company’s credit card as of June 30, 2020. In addition, the Company had time deposits of $14,716,269 and $11,920,632 pledged as collateral for short-term loans, respectively, as of June 30, 2020 and December 31, 2019. See Note 5.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(unaudited)	December 31, 2019
Credit facility, O-Bank	$4,000,000	$2,600,000
Credit facility, CUB	3,568,644	-
Credit facility, KGI	2,100,000	1,500,000
Credit facility, E. Sun	1,000,000	-
Credit facility, FEIB	840,000	2,500,000
Credit facility, CTBC	-	1,500,000
Total short-term loans	$11,508,644	$8,100,000

The Company entered into the following credit agreements:

O-Bank Co., Ltd. (“O-Bank”)

CUII has a revolving credit facility in amount of $4,000,000 with O-Bank, which matures on October 22, 2020. Borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. As of June 30, 2020 and December 31, 2019, the outstanding balance of the revolving credit facility were $4,000,000 with an interest rate of 1.18% and $2,600,000 with a weighted average interest rate of 2.83%, respectively. As of June 30, 2020 and December 31, 2019, the borrowings are secured by a total amount of $4,690,218 (NTD 138 million) and $3,038,079 (NTD 91 million) of time deposits.

Law Broker entered into a credit agreement with O-Bank, which matures on October 22, 2020, and the agreement provides for a $3.3 million (NTD 100 million) revolving credit facility. Borrowings under this agreement bear interest at the TAIFX3 rate plus a margin of 0.75%. As of June 30, 2020 and December 31, 2019, the outstanding balance under this credit agreement was nil.

Cathay United Bank Company Ltd. ("CUB")

In April 2020, AHFL Taiwan Branch entered into a line of credit agreement in the amount of approximately $8.5 million (NTD 250 million) with Cathay United Bank Company Limited ("CUB"), which matures on April 14, 2021, and borrowings under the revolving credit facility bear interest at the higher of CUB's adjustable rates for loans plus a margin of 0.41% or the 1 month TAIBOR rate plus a margin of 0.8%. As of June 30, 2020, the outstanding balance of the revolving credit facility was $3,568,644 with an interest rate of 1.20% and secured by a total amount of $3,568,644 (NTD 105 million) of time deposits.

KGI Commercial Bank Co., Ltd. ("KGI")

CUII was approved for a line of credit agreement with KGI, which matures on October 2, 2020, pursuant to which CUII has a revolving credit facility of $1,600,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. As of June 30, 2020 and December 31, 2019, the Company had the outstanding borrowing of $2,100,000 with an interest rate of 1.58% and $1,500,000 with a weighted interest rate of 3.06%, respectively. The borrowings are secured by a total amount of $2,299,621 (RMB 7.6 million and NTD 36 million) and $2,295,061 (RMB 7.6 million and NTD 36 million) of time deposits.

Law Broker entered into another credit agreement with KGI providing for a $1.6 million (NTD 50 million), and the agreement matures on October 2, 2020. The borrowing is secured by a total amount of $1,786,660 (RMB 12 million) of time deposits as of December 31, 2019. As of June 30, 2020 and December 31, 2019, there was no outstanding loan under this credit agreement.

E. Sun Bank ("E. Sun")

On June 3, 2020, CUII was approved for a line of credit agreement in the amount of $1,000,000 with E. Sun, pursuant to which CUII has a revolving credit facility of $1,000,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 1.140%. As of June 30, 2020, the Company had the outstanding borrowing of $1,000,000 with an interest rate of 1.44%. The borrowing is secured by a total amount of $1,037,771 of time deposits.

Far Eastern International Bank (“FEIB”)

CUII entered into a line of credit agreement with FEIB, which matures on January 8, 2021, and borrowings under the revolving credit facility bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. The outstanding balance of the revolving credit facility were $840,000 as of June 30, 2020 and December 31, 2019. The interest rate for the outstanding balance as of June 30, 2020 and December 31, 2019 were 1.83% and 3.05%, respectively. As of June 30, 2020 and December 31, 2019, the borrowing is secured by a total amount of $3,120,015 (NTD 91.8 million) and $3,064,787 (NTD 91.8 million) of time deposits.

Law Broker entered into a credit agreement with FEIB providing for a $2.6 million (NTD 80 million) revolving credit facility, which matures January 8, 2021. As of June 30, 2020 and December 31, 2019, there was no outstanding loan under this credit agreement.

CTBC Bank Co., Ltd. (“CTBC”)

CUII has a revolving credit facility in amount of $1,500,000 with CTBC, which matures on August 31, 2020, and borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. The outstanding balance of the revolving credit facility were nil as of June 30, 2020 and December 31, 2019, respectively. The interest rate for the outstanding balance as of December 31, 2019 was  3.20%. As of December 31, 2019, the borrowing is secured by a total amount of $1,736,045 (NTD 52 million) of time deposits. Law Broker is the guarantor of the credit facility.

Law Broker entered into a credit agreement with CTBC providing for a $3.3 million (NTD 100 million) revolving credit facility, which matures on August 31, 2020. As of June 30, 2020 and December 31, 2019, the outstanding loan under this credit agreement was nil.

Total interest expenses for short-term loans incurred were $60,978 and $46,724, respectively, for the three months ended June 30, 2020 and 2019, and were $120,260 and $80,143 for the six months ended June 30, 2020 and 2019.

NOTE 6 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(unaudited)	December 31, 2019
Taiwan	$11,993,785	$12,123,149
PRC	547,562	422,581
Hong Kong	-	-
Total commissions payable to sales professionals	$12,541,347	$12,545,730

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(unaudited)	December 31, 2019
Accrued bonus	$4,285,833	$4,961,323
Accrued business tax and tax withholdings	1,355,192	1,262,570
Payroll payable and other benefits	1,440,521	1,317,367
Accrued tax penalties	182,363	-
Other accrued liabilities	872,724	2,333,949
Total other current liabilities	$8,136,633	$9,875,209

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $3,356,696 and $4,057,515, respectively, related to cash awards to employees as of June 30, 2020 and December 31, 2019. The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. The bonus expenses incurred by Law Broker’s officers under the compensation plans were $154,044 and $280,252, respectively, for the three and six months ended June 30, 2020, and $199,536 for the three and six months ended June 30, 2019.

As of June 30, 2020 and December 31, 2019, the Company had accrued bonus of $929,137 and $903,808 payable within next 12 months, and noncurrent accrued bonus of $536,606 and $471,466, respectively, related to the compensation plans for Law Broker’s officers. See Note 14 for additional information of appointment and engagement agreements with Law Broker’s officers.

Other Accrued Liabilities

As of June 30, 2020, and December 31, 2019, the Company had other accrued liabilities of $872,724 and $2,333,949, respectively. Other accrued liabilities consisted of accrued operating expenses for professional fees, utilities, software maintenance, and recruitment.

NOTE 8 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(unaudited)	December 31, 2019
Accrued bonus - noncurrent (Note 7)	$536,606	$471,466
Due to previous shareholders of AHFL	509,806	500,782
Net defined benefit liability	248,717	208,230
Total other liabilities	$1,295,129	$1,180,478

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. The Company is in negotiation with the previous shareholders of AHFL to extend the repayment date. As of June 30, 2020 and December 31, 2019, the amount due to previous shareholders of AHFL were $509,806 and $500,782, respectively. The change in amounts was due to foreign currency translation.

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

For the three months ended June 30, 2020 and 2019, the Company recorded revenue of $29,441,754 and $21,756,468, respectively. For the six months ended June 30, 2020 and 2019, the Company recorded revenue of $57,964,964 and $41,183,142, respectively. Disaggregation information of revenue is disclosed in Note 15.

Contract Balance

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. Contract liabilities include payments received in advance of performance under the contract and are realized when the associated performance obligation is satisfied.

	June 30, 2020
	(unaudited)	December 31, 2019
Accounts receivable	$16,415,467	$22,541,558
Contract assets	1,269,891	-
Contract liabilities – current	1,412,027	1,781,975
Contract liabilities – noncurrent	534,083	1,049,258

Contract Liabilities – AIATW

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

The following table presents the amounts recognized as revenue and refund for each contract year:

							Revenue					Refund
Contract		Execution		Revenue			VAT		Refund			VAT
Year	Period	Fees		Amount			Amount		Amount			Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	11,193,738	(6)	NTD	559,687	NTD	20,234,834	(6)	NTD	1,011,741
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	-		NTD	-	NTD	-		NTD	-
TOTAL		NTD	250,000,000	NTD	84,524,868		NTD	4,226,243	NTD	122,141,798		NTD	6,107,091

1)The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD 27,137,958), net of Value-Added Tax (“VAT ") in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.

2)For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

3)For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

4)For the year ended December 31, 2018, the Company recognized the fourth contract year’s revenue amount of $372,650 (NTD11,228,600), net of VAT, and refund amount of $670,389 (NTD 20,199,971), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

5)For the year ended December 31, 2019, the Company recognized the fifth contract year's revenue amount of $314,953 (NTD9,481,371), net of VAT, and refund the amount of $729,045 (NTD 21,947,200), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

6)The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2020 and calculated the revenue amount to be $391,890 (NTD11,753,425) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $84,066 (NTD2,521,270), net of VAT, and $81,836(NTD 2,533,651), net of VAT for the three months ended June 30, 2020 and 2019, and $186,614 (NTD 5,596,869) and $161,161 (NTD 4,989,563), net of VAT, for the six months ended June 30, 2020 and 2019, respectively.

As of June 30, 2020 and December 31, 2019, the Company had non-current portion of contract liabilities of $534,083 and $1,049,258, respectively, and current contract liabilities of $1,412,027 and $1,781,975, respectively, related to the Alliance Agreement.

NOTE 10 –LEASE

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

The Company recorded operating lease cost of $751,072 and $1,429,420 for the three and six months ended June 30, 2020, and $722,013 and $1,374,743 for the three and six months ended June 30, 2019, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2020, operating lease right-of-use assets and lease liabilities were as follows:

	June 30, 2020
	(unaudited)	December 31, 2019
Right-of-use assets under operating leases	$5,543,867	$5,522,665
Operating lease liabilities – current	2,579,170	2,242,034
Operating lease liabilities – noncurrent	2,846,527	3,048,632

Lease Term and Discount Rate

	June 30, 2020
	(unaudited)		December 31, 2019
Weighted average remaining lease term
Operating lease	2.54	years	2.91	years
Weighted average discount rate
Operating lease	2.89%		2.85%

Supplemental Cash Flow Information Related to Leases

	June 30, 2020
	(unaudited)	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$738,583	$2,655,644

The minimum future lease payments as of June 30, 2020 are as follows:

Amount
2020 (reminder of year)	$1,371,031
2021	2,306,463
2022	1,092,523
2023	495,297
2024	382,024
Thereafter	-
Total minimum lease payments	5,647,338
Less: Interest	(221,641)
Present value of future minimum lease payments	$5,425,697

NOTE 11 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following as of June 30, 2020 and December 31, 2019:

	% of Non-				Other	June 30,
	controlling	December 31,	Contribution		Comprehensive	2020
Name of Entity	Interest	2019	/Acquisition	Net Income (Loss)	Income (Loss)	(unaudited)
Law Enterprise	34.05%	$(204,964)	$-	$(136,738)	$10,623	$(331,079)
Law Broker	34.05%	19,536,104	-	1,547,998	365,936	21,450,038
Uniwill	50.00%	-	1,547,229	(255,929)	(41,967)	1,249,333
Rays	10.00%	-	1,019	(1,048)	-	(29)
PFAL	49.00%	351,278	-	16,175	825	368,278
MKI	49.00%	283	-	(1,016)	-	(733)
PA Taiwan	49.00%	(167,531)	-	(451)	14	(167,968)
PTC Nanjing	49.00%	(2,644)	-	(18)	(102)	(2,764)
Total	-	$19,512,526	$1,548,248	$1,168,973	$335,329	$22,565,076

	% of Non-			Other
	controlling	December 31,		Comprehensive		December 31,
Name of Entity	Interest	2018	Net Income (Loss)	Income (Loss)	Dividends	2019
Law Enterprise	34.05%	$(72,557)	$(147,948)	$15,541	$-	$(204,964)
Law Broker	34.05%	16,149,662	2,985,723	400,719	-	19,536,104
PFAL	49.00%	436,742	7,086	1,265	(93,815)	351,278
MKI	49.00%	(2,630)	2,913	-	-	283
PA Taiwan	49.00%	(157,762)	(9,694)	(75)	-	(167,531)
PTC Nanjing	49.00%	(2,411)	(139)	(94)	-	(2,644)
Total	-	$16,351,044	$2,837,941	$417,356	$(93,815)	$19,512,526

Uniwill issued a total of 9,608 preferred shares to Cyun-Jhan and Jian-Zao for cash pursuant to the JV Agreement entered on November 15, 2019 after the performance goals of first stage were achieved on February 10, 2020 (the “Grant Date”). The preferred stocks issued have voting rights at 1 share to 1,000 voting rights in shareholder’s meeting, and rights of participating in the daily operating of Uniwill and to receive 50% of earnings of the operating subsidiary. In addition, the holders of the preferred stocks are eligible to convert the preferred stocks to common stocks of Uniwill at a ratio of 1 preferred share to 1,000 common shares upon the achievement of the performance goals of stage two set forth in the JV Agreement.

Based on ASC 718, the Company determined that the fair market value of 9,608 shares of convertible preferred stock was $1,547,229 on the Grant Date valuated by an independent third-party valuation firm using the probability-based recognition approach. Nil and $1,547,229 compensation cost is recognized after cash surrendered for the three and six months ended June 30, 2020 as a result.

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	(1)%	-%
Income tax on undistributed earnings	4%	4%
Loss in subsidiaries	7%	7%
Un-deductible and non-taxable items	14%	1%
Utilization of deferred tax assets not previously recognized	(1)%	-%
True up of prior year income tax	(9)%	(8)%
Effective tax rate	34%	24%

	Six Months Ended June 30,
	2020	2019
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(2)%	(1)%
Tax base difference	-%	1%
Income tax on undistributed earnings	9%	4%
Loss in subsidiaries	14%	2%
Un-deductible and non-taxable items	11%	-%
Provision for uncertain tax position	10%	-%
True up of prior year income tax	(6)%	(2)%
Effective tax rate	57%	25%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are subject to the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments at 20% and 5% of the tax on any undistributed earnings according to the Income Tax Law of Taiwan. As of June 30, 2020 and December 31, 2019, the Company had current tax payable of $2,299,053 and $2,230,793 for Taiwan income tax, respectively.

WFOE and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. One of our CAE in Jiangsu province was levied at 10% of total revenue instead of net income according to the requirement of local tax authorities prior to May 2019 and currently is subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustment. WFOE and CAE had no income tax expenses for the three and six months ended June 30, 2020 and 2019 due to the net operating losses generated in the previous years.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 8.25% on the estimated assessable profits. As of June 30, 2020 and December 31, 2019, the Company had current tax payable of nil and $56,993 for Hong Kong income tax, respectively.

The Company is subject to the statutory rate of 21% in the U.S. federal jurisdiction. The Company had no income tax expense for the three and six months ended June 30, 2020 and 2019 due to the loss positions. For the three and six months ended June 30, 2020 and 2019, the Company did not recognize any GILTI tax as no GILTI tax obligation existed. The Company recognized a one-time transition tax of $1,199,195 in the year of 2018 based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income tax. As of June 30, 2020, and December 31, 2019, the Company had current tax payable of $101,671 and $101,518 and noncurrent tax payable of $719,515 and $815,451 associated with the one-time transition tax.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), P.L. 116-136, was passed into law, amending portions of certain relevant US tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: 1) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, 2) accelerating alternative minimum tax credit refunds, 3) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and 4) providing a technical correction for depreciation related to qualified improvement property. The Company does not believe that the CARES Act will have a material impact on the Company's consolidated financial statements.

As of June 30, 2020, the Company recorded an uncertain tax positions approximately of $277,000 related to withholding tax matters in the Taiwan Segment. For the three and six months ended June 30, 2020, the Company recognized interest and penalties of nil and approximately $178,000, in general and administrative expenses.

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The following summarizes the Company’s loans payable to related parties as of June 30, 2020 and December 31, 2019:

	June 30, 2020
	(unaudited)	December 31, 2019
Due to Mr. Mao (CEO and Principal shareholder of the Company)	$99,016	$373,183
Due to Ms. Lu (A shareholder of Anhou)	79,608	85,074
Others	1,513	4,602
Total	$180,137	$462,859

Due to Mr. Mao

Amounts due to Mr. Mao were associated with funding provided by Mr. Mao for the formation of our subsidiaries in China in 2011. As of June 30, 2020 and December 31, 2019, due to Mr. Mao in the respective amounts of $99,016 and $373,183 was non-interesting bearing and payable on demand.

Due to Ms. Lu

Due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. As of June 30, 2020 and December 31, 2019, due to Ms. Lu in the respective amounts of $79,608 and $85,074 was non-interesting bearing and payable on demand.

NOTE 14– COMMITMENTS AND CONTINGENCIES

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

Appointment Agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and six months ended June 30, 2020, the Company has recorded the compensation expense of $26,657 and $77,282 under the appointment agreement, respectively. For the three and six months ended June 30, 2019, the Company has recorded the compensation expense of $36,630 and $36,630 under the appointment agreement, respectively.

Engagement Agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao ("Ms. Chao"), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao's primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao's Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the three and six months ended June 30, 2020, the Company has recorded the compensation expense of $125,747 and $202,970 under the engagement agreement, respectively. For the three and six months ended June 30, 2019, the Company has recorded the compensation expense of $135,863 and $162,906 under the engagement agreement, respectively.

NOTE 15 – SEGMENT REPORTING

The geographical distributions of the Company's financial information for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,
	(unaudited)	(unaudited)
	2020	2019
Geographical Areas
Revenue
Taiwan	$28,076,312	$19,012,300
PRC	1,748,139	2,516,983
Hong Kong	50,567	227,714
Elimination adjustment	(433,264)	(529)
Total revenue	$29,441,754	$21,756,468

Income from operations
Taiwan	$1,138,937	$140,328
PRC	1,560	248,221
Hong Kong	8,739	162,136
Elimination adjustment	81,446	37,624
Total income from operations	$1,230,682	$588,309

Net income
Taiwan	$1,132,779	$360,103
PRC	4,206	247,483
Hong Kong	11,239	138,277
Elimination adjustment	33,674	6,565
Total net income	$1,181,898	$752,428

The geographical distributions of the Company’s financial information for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	(unaudited)	(unaudited)
	2020	2019
Geographical Areas
Revenue
Taiwan	$55,419,248	$35,983,417
PRC	3,177,436	4,784,299
Hong Kong	119,186	422,909
Elimination adjustment	(750,906)	(7,483)
Total revenue	$57,964,964	$41,183,142

Income (loss) from operations
Taiwan	$2,067,865	$3,930,406
PRC	(29,553)	279,805
Hong Kong	32,392	247,345
Elimination adjustment	134,326	70,177
Total income from operations	$2,205,030	$4,527,733

Net income (loss)
Taiwan	$1,131,345	$3,485,991
PRC	(35,751)	266,851
Hong Kong	33,011	212,133
Elimination adjustment	42,878	6,307
Total net income	$1,171,483	$3,971,282

The geographical distribution of the Company’s financial information as of June 30, 2020 and December 31, 2019 were as follows:

	June 30, 2020
	(unaudited)	December 31, 2019
Geographical Areas
Long-lived assets
Taiwan	$1,763,065	$1,280,728
PRC	100,086	124,443
Hong Kong	1,924	602
Elimination adjustment	(2,960)	(2,907)
Total long-lived assets	$1,862,115	$1,402,866

Reportable assets
Taiwan	$151,247,994	$144,663,045
PRC	12,441,069	12,349,634
Hong Kong	796,163	800,746
Elimination adjustment	(70,900,357)	(68,571,003)
Total reporting assets	$93,584,869	$89,242,422

Capital investment
Taiwan	$732,289	$602,442
PRC	3,281	57,569
Hong Kong	1,575	-
Total capital investments	$737,145	$660,011

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these condensed consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the condensed consolidated financial statements.

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

Total net revenue from Taiwan life insurance products accounted for 89.1% and 81.2% of total net revenue for the three months ended June 30, 2020 and 2019, respectively. Total net revenue from PRC life insurance products accounted for 5.6% and 10.5% of total net revenue for the three months ended June 30, 2020 and 2019, respectively.

Total net revenue from Taiwan life insurance products accounted for 89.6% and 80.9% of total net revenue for the six months ended June 30, 2020 and 2019, respectively. Total net revenue from PRC life insurance products accounted for 5.2 % and 10.9% of total net revenue for the six months ended June 30, 2020 and 2019, respectively.

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

Total net revenue from Taiwan property and casualty insurance products accounted for 4.7% and 5.7% of total net revenue for the three months ended June 30, 2020 and 2019, respectively. Total net revenue from Taiwan property and casualty insurance products accounted for 4.7% and 6.0% of total net revenue for the six months ended June 30, 2020 and 2019, respectively.

In January 2020, the World Health Organization declared an outbreak of the coronavirus (COVID-19) to be a Public Health Emergency of International Concern, subsequently declared COVID-19 a global pandemic, and recommended containment and mitigation measures worldwide on March 11, 2020. We had experienced some adverse impacts on our business in the PRC Segment, such as limited access to our staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between Taiwan and the PRC. Even though the operations in the PRC segment fully resumed in the second quarter of 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

Commissions Payable to Sales Professionals

As part of the process of preparing our financial statements, we are required to estimate commissions payable to sales professionals. The estimation basis of the majority of commissions payable is dependent on our sales force’s achievement of the sales targets identified by our clients. Examples of estimated commissions payable include brokerage commission bonus, such as bonus payable to our sales agents, and incentive program rewards, such as the estimated expenditures to fund the reward programs. We develop estimates of liabilities using our judgment based upon the facts and circumstances known at the time.

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

Stock-Based Compensation

We estimate the fair value of share-based awards to nonemployees on the date of grant using the Black-Scholes options pricing model, which requires a number of assumptions, of which the most significant are expected volatility and the expected option term. Compensation costs for awards granted to nonemployees were nil and 1.6 million for the three and six months ended June 30, 2020, respectively and nil for the three and six months ended June 30, 2019, respectively.

Overview of the three months ended June 30, 2020 and 2019

The following table shows the results of operations for the three months ended June 30, 2020 and 2019:

	Three Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$29,441,754	$21,756,468	$7,685,286	35.3%
Cost of revenue	22,492,991	16,235,356	6,257,635	38.5%
Gross profit	6,948,763	5,521,112	1,427,651	25.9%
Gross profit margin	23.6%	25.4%	(1.8)%	(7.1)%

Operating expenses:
Selling	367,658	508,323	(140,665)	(27.7)%
General and administrative	5,350,423	4,424,480	925,943	20.9%
Total operating expenses	5,718,081	4,932,803	785,278	15.9%

Income from operations	1,230,682	588,309	642,373	109.2%

Other income (expenses):
Interest income	114,011	130,015	(16,004)	(12.3)%
Interest expenses	(60,978)	(46,561)	(14,417)	31.0%
Dividend income	319,235	310,623	8,612	2.8%
Other – net	223,887	12,756	211,131	1,655.2%
Total other income (expenses), net	596,155	406,833	189,322	46.5%

Income before income taxes	1,826,837	995,142	831,695	83.6%
Income tax expense	(644,939)	(242,714)	402,225	165.7%

Net income	1,181,898	752,428	429,470	57.1%
Less: net income attributable to the noncontrolling interests	(642,786)	(274,327)	(368,459)	134.3%
Net income attributable to the Company’s stockholders	$539,112	$478,101	$61,011	12.8%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network.  For the three months ended June 30, 2020 and 2019, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographic Areas	Three Months Ended June 30,
	2020	2019	Change	Percent
Revenue
Taiwan segment	$27,643,048	$19,011,771	$8,631,277	45.4%
Percentage of revenue	93.9%	87.4%
PRC segment	1,748,139	2,516,983	(768,846)	(30.5)%
Percentage of revenue	5.9%	11.6%
Hong Kong segment	50,567	227,714	(177,147)	(77.8)%
Percentage of revenue	0.2%	1.0%
Total revenue	$29,441,754	$21,756,468	$7,685,286	35.3%

Overall revenue from our Taiwan segment increased by $8.6 million from $19.0 million (or 45.4%) for the three months ended June 30, 2019 to $27.6 million for the three months ended June 30, 2020. The increase was due to the combined effect of the acquisition of Uniwill and a reduction of the interest rate of insurance liability reserves from July 1, 2020. The positioning of Uniwill is to target those high-net-worth individual customers with strategies to sell investment-type insurance policies. As a result, Uniwill was able to contribute a significant portion of the increased revenue during the three months ended June 30, 2020. The reduction of the interest rate of insurance liability reserves had boosted sales in insurance policies since insurance premiums would increase about 10% to 30% after the rate reduction, and individual customers would lock in the policies before the fee increases.

Overall revenue from our PRC segment decreased by $0.8 million (or 30.5%) to $1.7 million for the three months ended June 30, 2020 from $2.5 million for the three months ended June 30, 2019. Our PRC segment had fully resumed the operations in this quarter; however, we continued experiencing some adverse impacts due to COVID-19 restrictions imposed by each city, which led to decreases in revenues.

The revenue in the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. ("Taiwan Life") for risk management. Overall revenue from our Hong Kong segment decreased by $0.18 million (or 77.8%) from $0.23 million for the three months ended June 30, 2019 to $0.05 million for the three months ended June 30, 2020 as a result of the global travel restrictions, which caused the declining demand in travel insurance products and then decreased our revenue earned from reinsurance arrangements.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended June 30, 2020 increased by $6.3 million (or 38.5%), to $22.5 million compared to $16.2 million for the three months ended June 30, 2019. This increase was primarily due to our increasing revenues from the first-year commissions and our commission policy, which provides more incentives related to indirect commissions to our sales professionals by dividing sales targets into smaller and more attainable targets to improve the achievement rate. The growth in the revenue resulted in the increase in indirect commission costs due to the high achievement rates of the sales targets.

Consequently, the cost of revenue increased more than the proportional increase of revenue, causing a decline in the gross profit margin from 25.4% for the three months ended June 30, 2019 to 23.6% for the three months ended June 30, 2020.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the three months ended June 30, 2020 decreased by $0.1 million (or 27.7%), to $0.4 million, compared to $0.5 million for the three months ended June 30, 2019. The decrease was mainly because the Company made donations to a non-profit organization for our branding in the three months ended June 30, 2019, and the Company did not incur related expenses in the same period of 2020.

General and administrative expenses

The general and administrative ("G&A") expenses principally comprise salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the three months ended June 30, 2020, G&A expenses were $5.4 million, an increase of $0.9 million (or 20.9%), compared with $4.4 million for the three months ended June 30, 2019. Increases in G&A expense were attributed to the increases in performance bonus to employees and to officers and the sales taxes due to the continuous growth in sales. In addition, we had incurred more IT consulting fees for the three months ended June 30, 2020 as a result of increases in volumes of insurance policies sold to individual customers.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and on foreign exchange. Net other income for the three months ended June 30, 2020 was $0.6 million, an increase of $0.2 million (or 46.5%), compared with $0.4 million for the three months ended June 30, 2019. The increases in net other income for the three months ended June 30, 2020 was due to more unrealized gains on the valuation of marketable securities and gains on sales of marketable securities recognized during the three months ended June 30, 2020.

Income tax expense

For the three months ended June 30, 2020, income tax expense was $0.6 million, reflecting an increase of 0.4 million (or 165.7%), compared with the income tax expense for the three months ended June 30, 2020. The increase was mainly due to the more income taxes and taxes on undistributed earning accrued because of more revenues generated in the Taiwan Segment during the three months ended June 30, 2020.

Overview of the six months ended June 30, 2020 and 2019

The following table shows the results of operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$57,964,964	$41,183,142	$16,781,822	40.7%
Cost of revenue	41,992,915	27,430,430	14,562,485	53.1%
Gross profit	15,972,049	13,752,712	2,219,337	16.1%
Gross profit margin	27.6%	33.4%	(5.8)%	(17.5)%

Operating expenses:
Selling	857,688	996,943	(139,255)	(14.0)%
General and administrative	12,909,331	8,228,036	4,681,295	56.9%
Total operating expenses	13,767,019	9,224,979	4,542,040	49.2%

Income from operations	2,205,030	4,527,733	(2,322,703)	(51.3)%

Other income (expenses):
Interest income	224,902	218,488	6,414	2.9%
Interest expenses	(120,260)	(80,143)	(40,117)	50.1%
Dividend income	319,235	310,623	8,612	2.8%
Other – net	71,148	314,682	(243,534)	(77.4)%
Total other income (expenses), net	495,025	763,650	(268,625)	(35.2)%

Income before income taxes	2,700,055	5,291,383	(2,591,328)	(49.0)%
Income tax expense	(1,528,572)	(1,320,101)	(208,471)	15.8%

Net income	1,171,483	3,971,282	(2,799,799)	(70.5)%
Less: net income attributable to the noncontrolling interests	(1,168,973)	(1,486,176)	317,203	(21.3)%
Net income attributable to the Company’s stockholders	$2,510	$2,485,106	$(2,482,596)	(99.9)%

Revenue

For the six months ended June 30, 2020 and 2019, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

Geographic Areas	Six Months Ended June 30,
	2020	2019	Change	Percent
Revenue
Taiwan segment	$54,668,342	$35,975,934	$18,692,408	52.0%
Percentage of revenue	94.3%	87.4%
PRC segment	3,177,436	4,784,299	(1,606,863)	(33.6)%
Percentage of revenue	5.5%	11.6%
Hong Kong segment	119,186	422,909	(303,723)	(71.8)%
Percentage of revenue	0.2%	1.0%
Total revenue	$57,964,964	$41,183,142	$16,781,822	40.7%

Overall revenue from our Taiwan segment increased by $18.7 million from $36.0 million (or 52.0%) for the six months ended June 30, 2019 to $54.7 million for the six months ended June 30, 2020. The increase was due to the combined effect of the acquisition of Uniwill and an interest rate reduction in insurance liability reserves of life and saving insurances. The positioning of Uniwill is to target those high-net-worth individual customers with strategies to sell investment-type insurance policies. As a result, Uniwill was able to contribute a significant portion of the increased revenue during the six months ended June 30, 2020. An announcement made by Financial Supervisory Commission Taiwan in November 2019 reducing the interest rate of life and saving insurance liability reserves had continued boosting the customers’ demand in insurance policies. From July 1, 2020, the interest rate of insurance liability reserves will be further reduced by 0.25%, which resulted in an increase in sales because insurance premiums would increase about 10% to 30% after the rate reduction.

Overall revenue from our PRC segment decreased by $1.6 million (or 33.6%) to $3.2 million for the six months ended June 30, 2020 from $4.8 million for the six months ended June 30, 2020. Decrease in revenue for the PRC segment was due to the adverse impact on the outbreak of COVID-19 in the PRC that restricted to a significant extent our sales agents’ in-person selling activities.

The revenue in the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Overall revenue from our Hong Kong segment decreased by $0.3 million (or 71.8%) from $0.4 million for the six months ended to $0.1 million for the six months ended June 30, 2020 as a result of the declining demand in travel insurance products, which led to decreases in our revenue earned from reinsurance arrangements.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the six months ended June 30, 2020 increased by $14.6 million (or 53.1%), to $42.0 million compared to $27.4 million for the six months ended June 30, 2019. This increase was primarily due to our increasing revenues from the first-year commissions and our commission policy, which provides more incentives related to indirect commission to our sales professionals by dividing sales targets into smaller and more attainable targets to improve the achievement rate. The growth in the revenue resulted in the increase in indirect commission costs due to the high achievement rates of the sales targets. In addition, higher costs were incurred due to more sales on investment-type insurance policies, which provide higher commission to sales professionals.

Consequently, the cost of revenue increased more than the proportional increase of revenue, causing a decline in the gross profit margin from 33.4% for the six months ended June 30, 2019 to 27.6% for the six months ended June 30, 2020.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the six months ended June 30, 2020 decreased by $0.1 million (or 14.0%) to $0.9 million, compared to $1.0 million for the six months ended June 30, 2019. The decrease was because the Company made donations to a non-profit organization for branding in the six months ended June 30, 2019, and the Company did not incur related expenses in the same period of 2020.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the six months ended June 30, 2020, G&A expenses were $12.9 million, reflecting an increase of $4.7 million (or 56.9%), compared with $8.2 million for the six months ended June 30, 2019. During the six months ended June 30, 2020, the Company recognized compensation costs of $1.6 million as result of preferred shares granted and issued by Uniwill under the Joint Venture Agreement.

In addition, our revenue growth led to increases in performance bonus to employees and offices and the sales taxes. We also accrued penalty and interest expenses related to a tax matter in the Taiwan Segment during the six months ended June 30, 2020, whereas the Company did not have such matter in the same period of 2019.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and on foreign exchange. Net other income for the six months ended June 30, 2020 was $0.5 million, a decrease of $0.3 million (or 35.2%), compared with $0.8 million for the six months ended June 30, 2019. The decreases in net other income for the six months ended June 30, 2020 was due to the increase in interest expense from additional bank borrowings and losses on foreign exchange.

Income tax expense

For the six months ended June 30, 2020, income tax expense was $1.5 million, reflecting an increase of $0.2 million (or 15.80%), compared with the income tax expense for the six months ended June 30, 2020. The increase was mainly due to the recognition of uncertain tax positions of $0.2 million related to withholding tax matters in the Taiwan Segment.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by (used in) financing activities for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change	Percent
Net cash provided by operating activities	$4,915,117	$5,284,157	(369,040)	(7.0)%
Net cash used in investing activities	(9,274,392)	(14,893,756)	5,619,364	(37.7)%
Net cash provided by (used in) financing activities	3,062,527	(1,406,490)	4,469,017	(317.7)%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2020 was $4.9 million in comparison with net cash of $5.3 million provided by operating activities during the six months ended June 30, 2019. The decrease was mainly due to more tax paid for undistributed earnings in the Taiwan Segment compared with the same period of 2019.

Investing activities

Net cash used in investing activities was $9.3 million during the six months ended June 30, 2020 in comparison with net cash of $14.9 million used in investing activities for the six months ended June 30, 2019. Consistent with prior periods, the Company continued investing its excess cash in time deposits, leading to cash outflows from investing activities.

Financing activities

Net cash provided by financing activities was $3.1 million during the six months ended June 30, 2020 in comparison with net cash of $1.4 used in financing activities during the same period of 2019. The cash inflows from the financing activities was mainly due to additional borrowings from banks during the six months ended June 30, 2020.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2019 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements as of June 30, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit of possible controls and procedures.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our 2019 Form 10-K. The material weaknesses have not been remediated as of June 30, 2020.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses in our internal control over financial reporting described in the 2019 Form 10-K could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well-designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of the effectiveness of controls to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On April 10, 2020, the Company submitted a written certification (the “Certification”) to the Securities and Exchange Commission (the “SEC”) of its compliance with the undertaking indicated by the Final Judgment entered into on January 18, 2019 in front of the United States District Court for the Southern District of New York (SEC v. China United Ins. Serv., Inc., No. 18 Civ. 12055, Consent of Defendant China United Insurance Service, Inc. (ECF No. 3-1) (S.D.N.Y Dec. 20, 2018) requiring the Company to retain an independent compliance monitor (“Independent Monitor”) for a period of not less than one year. The Independent Monitor was mandated to review and evaluate the Company’s commitment to and implementation of a revised compliance program and to submit a final report to the SEC with respect to these matters. The Company reviewed the Independent Monitor’s final report submitted to the SEC on December 23, 2019 and confirmed in its Certification that, to the best knowledge of the Company, the factual content of the final report was true and accurate as of the date of such report.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None during this reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On June 5, 2020, the Company’s Board of Directors dismissed Simon & Edward, LLP (the “Former Auditor”) as the Company’s independent registered public accountants. The Former Auditor served as the auditors of the Company’s consolidated financial statements for the year ended December 31, 2019. During the year ended December 31, 2019 and through June 5, 2020, there were no disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the Former Auditor’s satisfaction, would have caused them to make reference to the subject matter of the disagreement in connection with their reports on the Company’s financial statements for such years or periods; and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

On June 5, 2020 the Company appointed Macias Gini O’Connell LLP (“MGO”) as our independent registered public accountants  and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

China United Insurance Service, Inc.

Date: August 10, 2020	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2020	By:	/s/ Yung Chi Chuang
	Name:	Yung Chi Chuang
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)