Form 10-Q
period 2020-09-30
China United Insurance Service, Inc.
filed 2020-11-09
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

OTHER PERTINENT INFORMATION

References in this quarterly report to “we,” “us,” “our” and the “Company” refer to China United Insurance Service, Inc., its subsidiaries and variable interest entities.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
(Amount in USD)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,571,935	$12,615,008
Time deposits	46,890,005	38,731,658
Accounts receivable	15,309,244	22,541,558
Contract assets	3,593,536	—
Marketable securities	1,214,712	290,153
Other current assets	1,751,824	1,810,962
Total current assets	82,331,256	75,989,339

Property and equipment, net	2,176,044	1,402,866
Right-of-use assets under operating leases	5,791,689	5,522,665
Intangible assets, net	387,986	518,264
Long-term investments	2,784,188	2,693,082
Restricted cash – noncurrent	63,779	43,492
Deferred tax assets	1,016,388	441,364
Other assets	3,776,728	2,631,350
TOTAL ASSETS	$98,328,058	$89,242,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Short-term loans	$13,466,184	$8,100,000
Commissions payable to sales professionals	10,466,205	12,545,730
Contract liabilities - current	1,609,155	1,781,975
Income tax payable - current	2,583,652	2,389,304
Operating lease liabilities - current	2,740,054	2,242,034
Due to related parties	190,933	462,859
Other current liabilities	7,306,157	9,875,209
Total current liabilities	38,362,340	37,397,111

Contract liabilities - noncurrent	271,375	1,049,258
Income tax payable - noncurrent	719,515	815,451
Operating lease liabilities - noncurrent	3,008,155	3,048,632
Other liabilities	1,365,689	1,180,478
TOTAL LIABILITIES	43,727,074	43,490,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 issued and outstanding	294	294
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	8,228,904	8,228,904
Retained earnings	12,191,120	9,402,294
Accumulated other comprehensive income	1,715,678	417,015
Total stockholders' equity attribute to the Company's shareholders	30,326,455	26,238,966
Noncontrolling interests	24,274,529	19,512,526
TOTAL STOCKHOLDERS' EQUITY	54,600,984	45,751,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$98,328,058	$89,242,422

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
(Amount in USD)
Revenue	$33,235,952	$23,266,852	$91,200,916	$64,449,994
Cost of revenue	21,269,044	14,374,811	63,261,959	41,805,241

Gross profit	11,966,908	8,892,041	27,938,957	22,644,753

Operating expenses:
Selling	926,004	744,429	1,783,692	1,741,372
General and administrative	5,705,115	4,706,802	18,614,446	12,934,838
Total operating expense	6,631,119	5,451,231	20,398,138	14,676,210

Income from operations	5,335,789	3,440,810	7,540,819	7,968,543

Other income (expenses):
Interest income	100,266	138,408	325,168	356,896
Interest expenses	(33,443)	(64,372)	(153,703)	(144,515)
Dividend income	2,368	(720)	321,603	309,903
Other - net	23,648	(180,560)	94,796	134,122
Total other income (expense), net	92,839	(107,244)	587,864	656,406

Income before income taxes	5,428,628	3,333,566	8,128,683	8,624,949
Income tax expense	(1,364,725)	(933,985)	(2,893,297)	(2,254,086)

Net income	4,063,903	2,399,581	5,235,386	6,370,863
Less: net income attributable to noncontrolling interests	(1,277,587)	(1,071,427)	(2,446,560)	(2,557,603)
Net income attributable to the Company's shareholders	2,786,316	1,328,154	2,788,826	3,813,260

Other comprehensive income (loss) items:
Foreign currency translation gain (loss)	1,106,349	(186,331)	2,066,175	(782,667)
Other	(201)	—	(317)	—
Total other comprehensive income (loss)	1,106,148	(186,331)	2,065,858	(782,667)

Comprehensive income	5,170,051	2,213,250	7,301,244	5,588,196
Less: comprehensive income attributable to noncontrolling interests	(1,709,453)	(1,044,640)	(3,213,755)	(2,311,894)

Comprehensive income attributable to the Company's shareholders	$3,460,598	$1,168,610	$4,087,489	$3,276,302

Weighted average shares outstanding
Basic and diluted	29,421,736	29,421,736	29,421,736	29,432,047

Earnings per share attributable to the Company's shareholders
Basic and diluted	$0.092	$0.044	$0.092	$0.125

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
(Amount in USD)
Balance June 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,041,396	$9,404,804	$26,865,857	$22,565,076	$49,430,933

Foreign currency translation gain	—	—	—	—	—	—	674,414	—	674,414	431,935	1,106,349
Other comprehensive loss	—	—	—	—	—	—	(132)	—	(132)	(69)	(201)
Net income	—	—	—	—	—	—	—	2,786,316	2,786,316	1,277,587	4,063,903

Balance September 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,715,678	$12,191,120	$30,326,455	$24,274,529	$54,600,984

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
(Amount in USD)
Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492

Compensation cost in connection with issuance of preferred stock on the Company’s subsidiary, Uniwill, to nonemployees	—	—	—	—	—	—	—	—	—	1,547,229	1,547,229
Business acquisition	—	—	—	—	—	—	—	—	—	1,019	1,019
Foreign currency translation gain	—	—	—	—	—	—	1,298,872	—	1,298,872	767,303	2,066,175
Other comprehensive loss	—	—	—	—	—	—	(209)	—	(209)	(108)	(317)
Net income	—	—	—	—	—	—	—	2,788,826	2,788,826	2,446,560	5,235,386

Balance September 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,715,678	$12,191,120	$30,326,455	$24,274,529	$54,600,984

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Reserves	Loss	Earnings	Total	Interests	Equity
(Amount in USD)
Balance June 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,058,094	$(548,732)	$8,999,362	$24,699,477	$17,648,448	$42,347,925

Appropriation of reserves	—	—	—	—	—	(1,760)	—	1,760	—	—	—
Acquisition of noncontrolling interest	—	—	—	—	—	—	—	—	—	(30,150)	(30,150)
Foreign currency translation loss	—	—	—	—	—	—	(159,544)	—	(159,544)	(26,787)	(186,331)
Net income	—	—	—	—	—	—	—	1,328,154	1,328,154	1,071,427	2,399,581

Balance September 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,056,334	$(708,276)	$10,329,276	$25,868,087	$18,662,938	$44,531,025

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Reserves	Loss	Earnings	Total	Interests	Equity
(Amount in USD)
Balance December 31, 2018	29,452,669	$295	1,000,000	$10	$8,190,449	$7,299,123	$(171,318)	$7,273,227	$22,591,786	$16,351,044	$38,942,830

Appropriation of reserves	—	—	—	—	—	757,211	—	(757,211)	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(536,958)	—	(536,958)	(245,709)	(782,667)
Retirement of common stock	(30,933)	(1)	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	3,813,260	3,813,260	2,557,603	6,370,863

Balance September 30, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,056,334	$(708,276)	$10,329,276	$25,868,087	$18,662,938	$44,531,025

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(Amount in USD)	2020	2019
Cash flows from operating activities:
Net income	$5,235,386	$6,370,863
Adjustments to reconcile net income to net cash provided by operating activities:
Compensation cost in connection with issuance of preferred stock on the Company’s subsidiary, Uniwill, to nonemployees	1,547,229	—
Depreciation and amortization	694,862	498,178
Amortization of bond premium	202	—
Gain on sales of marketable securities	(104,208)	(18,970)
Gain on valuation of financial assets	(48,904)	(24,296)
Loss on disposal of equipment	45,306	20,733
Loss on disposal of a subsidiary	5,645	—
Deferred income tax	(98,596)	(66,746)
Changes in operating assets and liabilities:
Accounts receivable	7,775,347	4,473,238
Contract assets	(3,494,823)	(3,304,938)
Other current assets	234,614	(265,401)
Other assets	(1,512,399)	(3,126,292)
Commissions payable to sales professionals	(2,439,637)	(735,625)
Contract liabilities	(1,019,695)	(335,879)
Income tax payable	33,874	169,161
Other current liabilities	(2,565,675)	22,573
Other liabilities	140,468	80,562
Net cash provided by operating activities	4,428,996	3,757,161

Cash flows from investing activities:
Cash received from issuance of preferred stock on the Company’s subsidiary, Uniwill, to nonemployees	371	—
Purchases of time deposits	(53,753,884)	(41,901,757)
Proceeds from maturities of time deposits	47,141,011	31,802,019
Purchases of marketable securities	(950,791)	(315,442)
Proceeds from sales of marketable securities	215,832	364,748
Purchase of equipment	(1,250,361)	(454,612)
Proceeds from disposal of equipment	3,008	22,557
Purchase of intangible assets	(51,797)	(71,568)
Net cash used in investing activities	(8,646,611)	(10,554,055)

Cash flows from financing activities:
Proceeds from short-term loans	38,774,384	21,539,897
Repayment of short-term loans	(33,560,000)	(19,542,276)
Proceeds from related party borrowing	(275,573)	116,581
Net cash provided by financing activities	4,938,811	2,114,202

Foreign currency translation	256,018	(366,421)
Net decrease in cash, cash equivalents and restricted cash	977,214	(5,049,113)

Cash, cash equivalents and restricted cash, beginning balance	12,658,500	20,639,771
Cash, cash equivalents and restricted cash, ending balance	$13,635,714	$15,590,658

SUPPLEMENTARY DISCLOSURE:
Interest paid	$160,978	$151,011
Income tax paid	$3,298,391	$2,023,938

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amount in USD)

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

Uniwill issued a total of 9,608 preferred shares to Cyun-Jhan and Jian-Zao for cash and recognized compensation cost of $1,547,229 after the performance goals of the first stage were achieved on February 10, 2020 (the "Grant Date"). The holders of 9,608 shares of preferred stocks participate in daily operating and entitle to have the rights of share 50% of earnings of Uniwill. Each share of the preferred stock issued has 1,000 voting rights in shareholder's meeting. In addition, the holders of the preferred stocks are eligible to convert the preferred stocks to common stocks of Uniwill at a ratio of 1 preferred share to 1,000 common shares upon the achievement of the performance goals of stage two set forth in the JV Agreement. As of September 30, 2020, the performance goals of the second stage was not fulfilled.

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

On July 2, 2020, the Company had liquidated a subsidiary in the PRC, Prime Management Consulting (Nanjing) Co., Limited and recognized a loss on disposal of a subsidiary of $5,645 for the three and nine months ended September 30, 2020.

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

The corporate structure as of September 30, 2020 is as follows:

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

Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2020 and December 31, 2019.

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

	Average Rate for the Nine Months Ended
	September 30,
	2020		2019
New Taiwan dollar (NTD)	NTD	29.770854	NTD	31.032055
China yuan (RMB)	RMB	6.994085	RMB	6.861782
Hong Kong dollar (HKD)	HKD	7.757236	HKD	7.837965
United States dollar ($)		$1.000000		$1.000000

	Exchange Rate at
	September 30, 2020		December 31, 2019
New Taiwan dollar (NTD)	NTD	28.953074	NTD	29.953143
China yuan (RMB)	RMB	6.801266	RMB	6.966764
Hong Kong dollar (HKD)	HKD	7.749884	HKD	7.787223
United States dollar ($)		$1.000000		$1.000000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share”. As of September 30, 2020 and 2019, the Company did not have any potentially dilutive instrument.

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

The following fair value hierarchy tables present information about the Company's assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019:

	September 30, 2020
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total time deposits	$46,890,005	$—	$—	$46,890,005
Marketable securities :
Mutual funds	1,214,712	—	—	1,214,712
Long-term investments:
Government bonds held for available-for-sale	—	104,165	—	104,165
REITs	1,352,533	—	—	1,352,533
Total assets measured at fair value	$49,457,250	$104,165	$—	$49,561,415

	December 31, 2019
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total cash equivalents and time deposits	$40,194,850	$—	$—	$40,194,850
Marketable securities :
Mutual funds	290,153	—	—	290,153
Long-term investments:
Government bonds held for available -for -sale	—	101,203	—	101,203
REITs	1,308,711	—	—	1,308,711
Total assets measured at fair value	$41,793,714	$101,203	$—	$41,894,917

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash equivalents and time deposits approximate fair value due to the short-term duration of those instruments.

During the nine months ended September 30, 2020, there were no assets or liabilities that were transferred between any of the levels.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($103,616 and $100,156 as of September 30, 2020 and December 31, 2019, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds will mature on March 17, 2021 and the amortized cost of the bonds is $103,742 (NTD 3,003,650) and $100,479 (NTD 3,009,674) as of September 30, 2020 and December 31, 2019, respectively. The Company will purchase a similar investment after the maturity of the bonds to maintain the insurance license.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of September 30, 2020 and December 31, 2019, approximately $2,483,000 and $2,293,000 of the Company’s cash and cash equivalents, time deposits, restricted cash equivalents and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $60,540,000 and $50,108,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended September 30, 2020 and 2019, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended September 30,
	2020		2019
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Taiwan Life Insurance Co., Ltd.	$8,435,924	25%	$6,048,897	26%
TransGlobe Life Insurance Inc.	8,160,190	25%	2,952,262	13%
Farglory Life Insurance Co., Ltd.	4,157,250	13%	3,662,473	16%

For the nine months ended September 30, 2020 and 2019, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine Months Ended September 30,
	2020		2019
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$20,012,602	22%	$7,927,576	12%
Taiwan Life Insurance Co., Ltd.	19,656,521	22%	13,589,908	21%
Farglory Life Insurance Co., Ltd.	11,120,320	12%	12,347,817	19%

As of September 30, 2020 and December 31, 2019, the Company’s accounts receivable from these companies were:

	September 30, 2020		December 31, 2019
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$3,668,147	24%	$4,239,621	19%
Taiwan Life Insurance Co., Ltd	2,938,229	19%	4,012,914	18%
Farglory Life Insurance Co., Ltd.	2,111,619	14%	2,664,140	12%
AIA International Limited Taiwan Branch	1,472,303	10%	2,447,051	11%
Shin Kong Life Insurance Co., Ltd.	743,251	5%	3,586,795	16%

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH EQUIVALENTS

Cash, cash equivalents and restricted cash equivalents consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Cash and cash equivalents:
Cash on hand and in banks	$13,571,935	$11,151,816
Time deposits - with original maturities less than three months (see Note 4)	—	1,463,192
	13,571,935	12,615,008
Restricted cash – noncurrent	63,779	43,492
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$13,635,714	$12,658,500

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for Law Broker's officer’s bonus plan.

NOTE 4 – TIME DEPOSITS

	September 30, 2020	December 31, 2019

Total time deposits	$46,890,005	$40,194,850
Less: Time deposits – with original maturities less than three months (see Note 3)	—	(1,463,192)
Time deposits – original maturities over three months but less than one year	$46,890,005	$38,731,658

Time Deposits Pledged as Collateral

The Company had a total of $14,786,148 and $11,920,632 restricted time deposits, respectively, as of September 30, 2020 and December 31, 2019. A total of time deposits $34,539 (NTD 1 million) was pledged as collateral for the Company’s credit card as of September 30, 2020. In addition, the Company had time deposits of $14,751,609 and $11,920,632 pledged as collateral for short-term loans, respectively, as of September 30, 2020 and December 31, 2019. See Note 5.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Credit facility, O-Bank	$4,000,000	$2,600,000
Credit facility, CUB	5,526,184	—
Credit facility, KGI	2,100,000	1,500,000
Credit facility, E. Sun	1,000,000	—
Credit facility, FEIB	840,000	2,500,000
Credit facility, CTBC	—	1,500,000
Total short-term loans	$13,466,184	$8,100,000

The Company entered into the following credit agreements:

O-Bank Co., Ltd. (“O-Bank”)

CUII has a revolving credit facility in amount of $4,000,000 with O-Bank, which matures on October 22, 2020. Borrowings under the revolving credit facility bear interest at the TAIFX3 rate plus a margin of 0.5%. As of September 30, 2020 and December 31, 2019, the outstanding balance of the revolving credit facility were $4,000,000 with an interest rate of 1.18% and $2,600,000 with a weighted average interest rate of 2.83%, respectively. As of September 30, 2020 and December 31, 2019, the borrowings are secured by a total amount of $4,766,333 (NTD 138 million) and $3,038,079 (NTD 91 million) of time deposits.

Law Broker entered into a credit agreement with O-Bank, which matures on October 22, 2020, and the agreement provides for a $3.3 million (NTD 100 million) revolving credit facility. Borrowings under this agreement bear interest at the TAIFX3 rate plus a margin of 0.75%. As of September 30, 2020 and December 31, 2019, the outstanding balance under this credit agreement was nil.

Cathay United Bank Company Ltd. ("CUB")

In April 2020, AHFL Taiwan Branch entered into a line of credit agreement in the amount of approximately $8,5 million (NTD 250 million) with Cathay United Bank Company Limited ("CUB"), which matures on April 14, 2021, and borrowings under the revolving credit facility bear interest at the higher of CUB's adjustable rates for loans plus a margin of 0.41% or the 1 month TAIBOR rate plus a margin of 0.8%. As of September 30, 2020, the outstanding balance of the revolving credit facility was $5,526,184 with an interest rate of 1.20% and secured by a total amount of $5,526,184 (NTD 160 million) of time deposits.

KGI Commercial Bank Co., Ltd. ("KGI")

CUII was approved for a line of credit agreement with KGI, which matures on October 2, 2020, pursuant to which CUII has a revolving credit facility of $1,600,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 0.9%. As of September 30, 2020 and December 31, 2019, the Company had the outstanding borrowing of $2,100,000 with an interest rate of 1.58% and $1,500,000 with a weighted interest rate of 3.06%, respectively. The borrowings are secured by a total amount of $2,357,415 (RMB 7.6 million and NTD 36 million) and $2,295,061 (RMB 7.6 million and NTD 36 million) of time deposits.

Law Broker entered into another credit agreement with KGI providing for a $1.6 million (NTD 50 million), and the agreement matured on October 2, 2020. The borrowing is secured by a total amount of $1,786,660 (RMB 12 million) of time deposits as of December 31, 2019. As of September 30, 2020 and December 31, 2019, there was no outstanding loan under this credit agreement.

E. Sun Bank ("E. Sun")

On June 3, 2020, CUII was approved for a line of credit agreement in the amount of $1,000,000 with E. Sun, pursuant to which CUII has a revolving credit facility of $1,000,000. Borrowings under the agreement bear interest at the LIBOR rate plus a margin of 1.14%. As of September 30, 2020, the Company had the outstanding borrowing of $1,000,000 with an interest rate of 1.16%. The borrowing is secured by a total amount of $1,003,348 of time deposits.

Far Eastern International Bank (“FEIB”)

CUII entered into a line of credit agreement with FEIB, which shall mature on January 8, 2021, and borrowings under the revolving credit facility bear interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85%. The outstanding balance of the revolving credit facility were $840,000 and $2,500,000 as of September 30, 2020 and December 31, 2019. The interest rate for the outstanding balance as of September 30, 2020 and December 31, 2019 were 1.83% and 3.05%, respectively. As of September 30, 2020 and December 31, 2019, the borrowing is secured by a total amount of $1,098,329 (NTD 31.8 million) and $3,064,787 (NTD 91.8 million) of time deposits.

Law Broker entered into a credit agreement with FEIB providing for a $2.6 million (NTD 80 million) revolving credit facility, which shall mature January 8, 2021. As of September 30, 2020 and December 31, 2019, there was no outstanding loan under this credit agreement.

CTBC Bank Co., Ltd. (“CTBC”)

CUII has a revolving credit facility in an amount of $1,500,000 with CTBC, which matures on August 31, 2020, and borrowings under the revolving credit facility bear interest at the CTBC’s cost of funds plus a margin of 1%. The outstanding balance of the revolving credit facility was nil and $1,500,000 with an interest rate of 3.20% as of September 30, 2020 and December 31, 2019, respectively. As of December 31, 2019, the borrowing was secured by the total amount of $1,736,045 (NTD 52 million) of time deposits. Law Broker is the guarantor of the credit facility.

Law Broker entered into a credit agreement with CTBC providing for a $3.3 million (NTD 100 million) revolving credit facility, which matured on August 31, 2020. As of September 30, 2020 and December 31, 2019, the outstanding loan under this credit agreement was nil.

Total interest expenses for short-term loans incurred were $33,443 and $64,273, respectively, for the three months ended September 30, 2020 and 2019, and were $153,703 and $144,416 for the nine months ended September 30, 2020 and 2019.

NOTE 6 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Taiwan	$10,130,726	$12,123,149
PRC	335,479	422,581
Hong Kong	—	—
Total commissions payable to sales professionals	$10,466,205	$12,545,730

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued bonus	$3,602,880	$4,961,323
Accrued business tax and tax withholdings	1,452,087	1,262,570
Payroll payable and other benefits	880,457	1,317,367
Accrued tax penalties	185,318	—
Other accrued liabilities	1,185,415	2,333,949
Total other current liabilities	$7,306,157	$9,875,209

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $2,406,183 and $4,057,515, respectively, related to cash awards to employees as of September 30, 2020 and December 31, 2019. The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. The bonus expenses incurred by Law Broker’s officers under the compensation plans were $157,267 and $437,519, respectively, for the three and nine months ended September 30, 2020, and $302,598 and $501,672 for the three and nine months ended September 30, 2019.

As of September 30, 2020 and December 31, 2019, the Company had accrued bonus of $1,196,697 and $903,808 payable within next 12 months, and noncurrent accrued bonus of $576,191 and $471,466, respectively, related to the compensation plans for Law Broker’s officers. See Note 14 for additional information of appointment and engagement agreements with Law Broker’s officers.

Other Accrued Liabilities

As of September 30, 2020, and December 31, 2019, the Company had other accrued liabilities of $1,185,415 and $2,333,949, respectively. Other accrued liabilities consisted of accrued operating expenses for professional fees, utilities, software maintenance, and recruitment.

NOTE 8 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Accrued bonus - noncurrent (Note 7)	$576,191	$471,466
Due to previous shareholders of AHFL	518,080	500,782
Net defined benefit liability	271,418	208,230
Total other liabilities	$1,365,689	$1,180,478

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. The Company is in negotiation with the previous shareholders of AHFL to extend the repayment date. As of September 30, 2020 and December 31, 2019, the amount due to previous shareholders of AHFL were $518,080 and $500,782, respectively. The change in amounts was due to foreign currency translation.

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

For the three months ended September 30, 2020 and 2019, the Company recorded revenue of $33,235,952 and $23,266,852, respectively. For the nine months ended September 30, 2020 and 2019, the Company recorded revenue of $91,200,916 and $64,449,994, respectively. Disaggregation information of revenue is disclosed in Note 15.

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

	September 30, 2020	December 31, 2019
Accounts receivable	$15,309,244	$22,541,558
Contract assets – current	3,593,536	—
Contract liabilities – current	1,609,155	1,781,975
Contract liabilities – noncurrent	271,375	1,049,258

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

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform with the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in an Amendment No. 3 to the Alliance Agreement (the “Third Amendment to the Alliance Agreement”). Pursuant to the Third Amendment to the Alliance Agreement, both AHFL and AIATW agreed to adjust certain terms and conditions set forth this amendment, some of which included (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agreed to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in the Third Amendment to the Alliance Agreement, AIATW reserved the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD50 million for the first contract year, NTD35 million for the second contract year, and NTD33 million for each contract year thereafter within one month after the termination.

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	11,213,344	(6)	NTD	560,667	NTD	20,215,227	(6)	NTD	1,010,762
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	—		NTD	—	NTD	—		NTD	—
TOTAL		NTD	250,000,000	NTD	84,544,474		NTD	4,227,223	NTD	122,122,191		NTD	6,106,112

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

6)The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2020 and calculated the revenue amount to be $395,488 (NTD 11,774,011) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of $94,493 (NTD 2,813,139), net of VAT, and $73,691(NTD 2,281,470), net of VAT for the three months ended September 30, 2020 and 2019, and $282,491 (NTD 8,410,008) and $234,852 (NTD 7,271,032) , net of VAT, for the nine months ended September 30, 2020 and 2019, respectively.

As of September 30, 2020 and December 31, 2019, the Company had non-current portion of contract liabilities of $271,375 and $1,049,258, respectively, and current contract liabilities of $1,609,155 and $1,781,975, respectively, related to the Alliance Agreement.

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

The Company recorded operating lease cost of $910,073 and $2,562,384 for the three and nine months ended September 30, 2020, and $701,341 and $2,076,084 for the three and nine months ended September 30, 2019, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2020, operating lease right-of-use assets and lease liabilities were as follows:

	September 30, 2020	December 31, 2019
Right-of-use assets under operating leases	$5,791,689	$5,522,665
Operating lease liabilities – current	2,740,054	2,242,034
Operating lease liabilities – noncurrent	3,008,155	3,048,632

Lease Term and Discount Rate

	September 30, 2020		December 31, 2019
Weighted average remaining lease term
Operating lease	2.64	years	2.91	years
Weighted average discount rate
Operating lease	3.04%		2.85%

Supplemental Cash Flow Information Related to Leases

	September 30, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$2,497,196	$2,655,644

The minimum future lease payments as of September 30, 2020 are as follows:

Amount
2020 (reminder of year)	$792,888
2021	2,642,057
2022	1,387,905
2023	677,494
2024	442,299
Thereafter	47,115
Total minimum lease payments	5,989,758
Less: Interest	(241,549)
Present value of future minimum lease payments	$5,748,209

NOTE 11 – NON-CONTROLLING INTERESTS

Non-controlling interests consisted of the following as of September 30, 2020 and December 31, 2019:

	% of Non-				Other
	controlling	December 31,	Contribution	Net Income	Comprehensive	September 30,
Name of Entity	Interest	2019	/Acquisition	(Loss)	Income	2020
Law Enterprise	34.05%	$(204,964)	$—	$(232,274)	$16,642	$(420,596)
Law Broker	34.05%	19,536,104	—	3,610,495	748,243	23,894,842
Uniwill	50.00%	—	1,547,229	(993,938)	20	553,311
Rays	10.00%	—	1,019	(3,328)	—	(2,309)
PFAL	49.00%	351,278	—	59,244	881	411,403
MKI	49.00%	283	—	(1,016)	—	(733)
PA Taiwan	49.00%	(167,531)	—	5,931	211	(161,389)
PTC Nanjing	49.00%	(2,644)	—	1,446	1,198	—
Total		$19,512,526	$1,548,248	$2,446,560	$767,195	$24,274,529

	% of Non-			Other
	Controlling	December 31,	Net Income	Comprehensive		December 31,
Name of Entity	Interests	2018	(Loss)	Income (Loss)	Dividends	2019
Law Enterprise	34.05%	$(72,557)	$(147,948)	$15,541	$—	$(204,964)
Law Broker	34.05%	16,149,662	2,985,723	400,719	—	19,536,104
PFAL	49.00%	436,742	7,086	1,265	(93,815)	351,278
MKI	49.00%	(2,630)	2,913	—	—	283
PA Taiwan	49.00%	(157,762)	(9,694)	(75)	—	(167,531)
PTC Nanjing	49.00%	(2,411)	(139)	(94)	—	(2,644)
Total		$16,351,044	$2,837,941	$417,356	$(93,815)	$19,512,526

Uniwill issued a total of 9,608 preferred shares to Cyun-Jhan and Jian-Zao for cash pursuant to the JV Agreement entered on November 15, 2019 after the performance goals of first stage were achieved on February 10, 2020 (the “Grant Date”). The preferred stocks issued have voting rights at 1 share to 1,000 voting rights in shareholder’s meeting, and rights of participating in the daily operating of Uniwill and to receive 50% of earnings of the operating subsidiary. In addition, the holders of the preferred stocks are eligible to convert the preferred stock to common stock of Uniwill at a ratio of 1 preferred share to 1,000 common shares upon the achievement of the performance goals of stage two set forth in the JV Agreement.

Based on ASC 718, the Company determined that the fair market value of 9,608 shares of convertible preferred stock was $1,547,229 on the Grant Date valuated by an independent third-party valuation firm using the probability-based recognition approach. Nil and $1,547,229 compensation cost was recognized after cash surrendered for the three and nine months ended September 30, 2020 as a result.

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Income tax on undistributed earnings	5%	4%
Change in valuation allowance	—%	5%
Utilization of deferred tax assets not previously recognized	—%	(3)%
Withholding taxes	5%	—%
Provision for uncertain tax position	(5)%	—%
True up of prior year income tax	(1)%	2%
Other	1%	—%
Effective tax rate	25%	28%

	Nine Months Ended September 30,
	2020	2019
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Income tax on undistributed earnings	6%	4%
Change in valuation allowance	5%	3%
Non-deductible and non-taxable items	4%	—%
Utilization of deferred tax not recognized in prior year	—%	(1)%
Withholding taxes	3%	—%
True up of prior year income tax	(3)%	—%
Other	1%	—%
Effective tax rate	36%	26%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are subject to the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments at 20% and 5% of the tax on any undistributed earnings according to the Income Tax Law of Taiwan. As of September 30, 2020 and December 31, 2019, the Company had current tax payable of $2,484,895 and $2,230,793 for Taiwan income tax, respectively.

The Company had previously estimated and recorded an uncertain tax position related to withholding tax matters. During the third quarter of 2020, the Company received an assessment letter from National Taxation Bureau of Taiwan, which requires the Company to remit a supplementary tax payment of $281,605 for such matters, and the amount was fully paid in September 2020. For the three and nine months ended September 30, 2020, the Company recognized interest and penalties of nil and approximately $178,000, in general and administrative expenses.

WFOE and the Company’s Consolidated Affiliated Entities (“CAE”) in PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. One of our CAE in Jiangsu province was levied at 10% of total revenue instead of net income according to the requirement of local tax authorities prior to May 2019 and currently is subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustment. WFOE and CAE had no income tax expenses for the three and nine months ended September 30, 2020 and 2019 due to the net operating losses generated in the previous years.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 8.25% on the estimated assessable profits. As of September 30, 2020 and December 31, 2019, the Company had current tax payable of nil and $56,993 for Hong Kong income tax, respectively.

The Company is subject to the statutory rate of 21% in the U.S. federal jurisdiction. The Company had no income tax expense for the three and nine months ended September 30, 2020 and 2019 due to the loss positions. For the three and nine months ended September 30, 2020 and 2019, the Company did not recognize any GILTI tax as no GILTI tax obligation existed. The Company recognized a one-time transition tax of $1,199,195 in the year of 2018 based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income tax. As of September 30, 2020, and December 31, 2019, the Company had current tax payable of $98,757 and $101,518 and noncurrent tax payable of $719,515 and $815,451 associated with the one-time transition tax.

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

NOTE 13 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The following summarizes the Company’s loans payable to related parties as of September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Due to Mr. Mao (CEO and Principal shareholder of the Company)	$102,922	$373,183
Due to Ms. Lu (A shareholder of Anhou)	75,381	85,074
Others	12,630	4,602
Total	$190,933	$462,859

Due to Mr. Mao

Amounts due to Mr. Mao were associated with funding provided by Mr. Mao for the formation of our subsidiaries in China in 2011. As of September 30, 2020 and December 31, 2019, due to Mr. Mao in the respective amounts of $102,922 and $373,183 was non-interesting bearing and payable on demand.

Due to Ms. Lu

Due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. As of September 30, 2020 and December 31, 2019, due to Ms. Lu in the respective amounts of $75,381 and $85,074 was non-interesting bearing and payable on demand.

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

Appointment Agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and nine months ended September 30, 2020, the Company has recorded the compensation expense of $86,240 and $164,095 under the appointment agreement, respectively. For the three and nine months ended September 30, 2019, the Company has recorded the compensation expense of $89,408 and $125,954 under the appointment agreement, respectively.

Engagement Agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao ("Ms. Chao"), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao's primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao's Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the three and nine months ended September 30, 2020, the Company has recorded the compensation expense of $189,333 and $273,424 under the engagement agreement, respectively. For the three and nine months ended September 30, 2019, the Company has recorded the compensation expense of $213,190 and $375,718 under the engagement agreement, respectively.

NOTE 15 – SEGMENT REPORTING

The geographical distributions of the Company's financial information for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
Geographical Areas	2020	2019
Revenue
Taiwan	$31,677,340	$21,053,131
PRC	1,801,064	1,965,552
Hong Kong	124,879	248,152
Elimination adjustment	(367,331)	17
Total revenue	$33,235,952	$23,266,852

Income from operations
Taiwan	$3,983,680	$3,181,981
PRC	156,417	45,213
Hong Kong	72,425	179,428
Elimination adjustment	1,123,267	34,188
Total income from operations	$5,335,789	$3,440,810

Net income
Taiwan	$3,743,338	$2,180,558
PRC	191,636	62,290
Hong Kong	87,896	151,941
Elimination adjustment	41,033	4,792
Total net income	$4,063,903	$2,399,581

The geographical distributions of the Company’s financial information for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
Geographical Areas	2020	2019
Revenue
Taiwan	$87,096,588	$57,036,548
PRC	4,978,500	6,749,851
Hong Kong	244,065	671,061
Elimination adjustment	(1,118,237)	(7,466)
Total revenue	$91,200,916	$64,449,994

Income from operations
Taiwan	$6,051,545	$7,112,388
PRC	126,864	325,018
Hong Kong	104,817	426,774
Elimination adjustment	1,257,593	104,363
Total income from operations	$7,540,819	7,968,543

Net income
Taiwan	$4,874,683	$5,666,549
PRC	155,885	329,141
Hong Kong	120,907	364,074
Elimination adjustment	83,911	11,099
Total net income	$5,235,386	$6,370,863

The geographical distribution of the Company’s financial information as of September 30, 2020 and December 31, 2019 were as follows:

Geographical Areas	September 30, 2020	December 31, 2019
Long-lived assets
Taiwan	$2,076,095	$1,280,728
PRC	101,162	124,443
Hong Kong	1,794	602
Elimination adjustment	(3,007)	(2,907)
Total long-lived assets	$2,176,044	$1,402,866

Reportable assets
Taiwan	$161,018,794	$144,663,045
PRC	12,863,362	12,349,634
Hong Kong	892,496	800,746
Elimination adjustment	(76,446,594)	(68,571,003)
Total reportable assets	$98,328,058	$89,242,422

Capital investment
Taiwan	$1,239,610	$602,442
PRC	9,175	57,569
Hong Kong	1,576	—
Total capital investments	$1,250,361	$660,011

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

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and People’s Republic of China (“PRC”). The Company also provides reinsurance brokerage services and insurance consulting services in Hong Kong and Taiwan. The percentage of reinsurance brokerage services and insurance consulting services is less than 1% of our total revenue. The insurance products that the Company’s subsidiaries sell are underwritten by some of the leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total net revenue from Taiwan life insurance products accounted for 89.9% and 84.8% of total net revenue for the three months ended September 30, 2020 and 2019, respectively. Total net revenue from PRC life insurance products accounted for 4.5% and 7.5% of total net revenue for the three months ended September 30, 2020 and 2019, respectively.

Total net revenue from Taiwan life insurance products accounted for 89.7% and 82.3% of total net revenue for the nine months ended September 30, 2020 and 2019, respectively. Total net revenue from PRC life insurance products accounted for 4.9% and 9.7% of total net revenue for the nine months ended September 30, 2020 and 2019, respectively.

In addition to the periodic premium payment schedules, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If the insured adopts a periodic payment schedule, a life insurance policy can generate periodic payments of fixed premiums to the insurance company for a specified period of time. This means that once the Company sells a life insurance policy with a periodic premium payment schedule, it will be able to generate commission and fee incomes from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustained growth of life insurance sales in PRC and Taiwan, we have focused significant resources on developing our capability to distribute individual life insurance products with periodic payment schedules ever since the incorporation of Anhou and Law Broker. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

(2)	Property and Casualty Insurance Products

Total net revenue from Taiwan property and casualty insurance products accounted for 4.3% and 5.4% of total net revenue for the three months ended September 30, 2020 and 2019, respectively. Total net revenue from Taiwan property and casualty insurance products accounted for 4.6% and 5.8% of total net revenue for the nine months ended September 30, 2020 and 2019, respectively.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” to the Financial Statements for the Nine Months Ended September 30, 2020, included within our Periodic Report on Form 10-Q. Following is a discussion of the accounting policies that we believe involve the most difficult, subjective or complex judgments and estimates.

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

Stock-Based Compensation

We estimate the fair value of share-based awards to nonemployees on the date of grant using the Black-Scholes options pricing model, which requires a number of assumptions, of which the most significant are expected volatility and the expected option term. Compensation costs for awards granted to non-employees were nil and $1.6 million for the three and nine months ended September 30, 2020 and nil for the three and nine months ended September 30, 2019.

Overview of the three months ended September 30, 2020 and 2019

The following table shows the results of operations for the three months ended September 30, 2020 and 2019:

	Three Months Ended September 30,
	2020	2019
(Amount in USD)	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$33,235,952	$23,266,852	$9,969,100	42.8%
Cost of revenue	21,269,044	14,374,811	6,894,233	48.0%
Gross profit	11,966,908	8,892,041	3,074,867	34.6%
Gross profit margin	36.0%	38.2%	(2.2)%	(5.8)%

Operating expenses:
Selling	926,004	744,429	181,575	24.4%
General and administrative	5,705,115	4,706,802	998,313	21.2%
Total operating expenses	6,631,119	5,451,231	1,179,888	21.6%

Income from operations	5,335,789	3,440,810	1,894,979	55.1%

Other income (expenses):
Interest income	100,266	138,408	(38,142)	(27.6)%
Interest expenses	(33,443)	(64,372)	30,929	(48.0)%
Dividend income	2,368	(720)	3,088	(428.9)%
Other – net	23,648	(180,560)	204,208	(113.1)%
Total other income (expenses), net	92,839	(107,244)	200,083	(186.6)%

Income before income taxes	5,428,628	3,333,566	2,095,062	62.8%
Income tax expense	(1,364,725)	(933,985)	(430,740)	46.1%

Net income	4,063,903	2,399,581	1,664,322	69.4%
Less: net income attributable to the noncontrolling interests	(1,277,587)	(1,071,427)	(206,160)	19.2%
Net income attributable to the Company’s shareholders	$2,786,316	$1,328,154	$1,458,162	109.8%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network.  For the three months ended September 30, 2020 and 2019, the revenue generated respectively from Taiwan, PRC and Hong Kong is as follows:

	Three Months Ended September 30,
Geographic Areas	2020	2019	Change	Percent
Revenue
Taiwan segment	$31,310,008	$21,053,148	$10,256,860	48.7%
Percentage of revenue	94.2%	90.5%
PRC segment	1,801,065	1,965,552	(164,487)	(8.4)%
Percentage of revenue	5.4%	8.4%
Hong Kong segment	124,879	248,152	(123,273)	(49.7)%
Percentage of revenue	0.4%	1.1%
Total revenue	$33,235,952	$23,266,852	$9,969,100	42.8%

Overall revenue from our Taiwan segment increased by $10.3 million from $21.1 million (or 48.7%) for the three months ended September 30, 2019 to $31.3 million for the three months ended September 30, 2020.

Our revenue growth in Taiwan Segment continues to be affected by our acquisition of Uniwill and a reduction of the interest rate of insurance liability reserves. The positioning of Uniwill is to target those high-net-worth individual customers with strategies to sell investment-type insurance policies. As a result, Uniwill was able to contribute $6.4 million of the increased revenue during the three months ended September 30, 2020. The reduction in the interest rate of insurance liability reserves, effective from July 1, 2020, had boosted sales in insurance policies since we estimated that insurance premiums would increase about 10% to 30% after the rate reduction, and individual customers would lock in the policies before the fee increases. We continue to benefit from the reduction of the interest rate because a number of insurance policies previously locked in became effective during the three months ended September 30, 2020.

Overall revenue from our PRC segment decreased by $0.2 million (or 8.4%) to $1.8 million for the three months ended September 30, 2020 from $2.0 million for the three months ended September 30, 2019. The decrease was due to falling demand in insurance products as a result of a slow recovery in the PRC after being affected by COVID-19 in the PRC.

The revenue in the Hong Kong Segment primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Overall revenue from our Hong Kong segment decreased by $0.1 million (or 49.7%) from $0.2 million for the three months ended September 30, 2019 to $0.1 million for the three ended September 30, 2020. The decrease was because some of the insurance policies reinsured by our subsidiary in Hong Kong had expired and there was no new insurance products under reinsurance arrangements for the three months ended September 30, 2020.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended September 30, 2020 increased by $6.9 million (or 48.0%), to $21.2 million compared to $14.4 million for the three months ended September 30, 2019. This increase was primarily due to our increasing revenues from the first-year commissions and our commission policy, which provides more incentives to our sales professionals in order to improve the achievement rate for the first-year commissions. The growth in the revenue resulted in increases in our commission costs due to the high achievement rates of the sales targets.

Consequently, the cost of revenue increased more than the proportional increase of revenue, causing a decline in the gross profit margin from 38.2% for the three months ended September 30, 2019 to 36.0% for the three months ended September 30, 2020.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the three months ended September 30, 2020 increased by $0.2 million (or 24.4%), to $0.9 million, compared to $0.7 million for the three months ended September 30, 2019. The increase was related to certain business conferences held to motivate our sales professionals during this quarter. In addition, with the acquisition of Uniwill, the Company incurred more expenses for the Uniwill’s branding for the three months ended September 30, 2020, leading to an increase in our selling expenses compared to the same period of 2019.

General and administrative expenses

The general and administrative (“G&A”) expenses principally comprise of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees to the auditor and our attorneys.

For the three months ended September 30, 2020, G&A expenses were $5.7 million, an increase of $1.0 million (or 21.2%), compared with $4.7 million for the three months ended September 30, 2019. Increases in G&A expense were attributed to the increases in performance bonus to certain employees and officers. In addition, we had incurred more general expenses as a result of the acquisition and expansion of Uniwill’s operations.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and on foreign exchange. Net other income for the three months ended September 30, 2020 was $0.1 million, an increase of $0.2 million, compared with the net other expense of 0.1 million for the three months ended September 30, 2019. The increases in net other income for the three months ended September 30, 2020 was due to more unrealized gains on the valuation of marketable securities recognized and less interest expense incurred during this quarter.

Income tax expense

For the three months ended September 30, 2020, income tax expense was $1.4 million, reflecting an increase of 0.4 million (or 46.1%), compared with the income tax expense $0.9 million for the three months ended September 30, 2019. The increase was mainly due to the more income taxes and taxes on undistributed earning accrued because of more revenues generated in the Taiwan Segment during the three months ended September 30, 2020.

Overview of the nine months ended September 30, 2020 and 2019

The following table shows the results of operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
(Amount in USD)	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$91,200,916	$64,449,994	$26,750,922	41.5%
Cost of revenue	63,261,959	41,805,241	21,456,718	51.3%
Gross profit	27,938,957	22,644,753	5,294,204	23.4%
Gross profit margin	30.6%	35.1%	(4.5)%	(12.8)%

Operating expenses:
Selling	1,783,692	1,741,372	42,320	2.4%
General and administrative	18,614,446	12,934,838	5,679,608	43.9%
Total operating expenses	20,398,138	14,676,210	5,721,928	39.0%

Income from operations	7,540,819	7,968,543	(427,724)	(5.4)%

Other income (expenses):
Interest income	325,168	356,896	(31,728)	(8.9)%
Interest expenses	(153,703)	(144,515)	(9,188)	6.4%
Dividend income	321,603	309,903	11,700	3.8%
Other – net	94,796	134,122	(39,326)	(29.3)%
Total other income, net	587,864	656,406	(68,542)	(10.4)%

Income before income taxes	8,128,683	8,624,949	(496,266)	(5.8)%
Income tax expense	(2,893,297)	(2,254,086)	(639,211)	28.4%

Net income	5,235,386	6,370,863	(1,135,477)	(17.8)%
Less: net income attributable to the noncontrolling interests	(2,446,560)	(2,557,603)	111,043	(4.3)%
Net income attributable to the Company’s shareholders	$2,788,826	$3,813,260	$(1,024,434)	(26.9)%

Revenue

For the nine months ended September 30, 2020 and 2019, the revenues generated respectively from Taiwan, PRC and Hong Kong are as follows:

	Nine Months Ended September 30,
Geographic Areas	2020	2019	Change	Percent
Revenue
Taiwan segment	$85,978,351	$57,029,082	$28,949,269	50.8%
Percentage of revenue	94.3%	88.5%
PRC segment	4,978,500	6,749,851	(1,771,351)	(26.2)%
Percentage of revenue	5.4%	10.5%
Hong Kong segment	244,065	671,061	(426,996)	(63.6)%
Percentage of revenue	0.3%	1.0%
Total revenue	$91,200,916	$64,449,994	$26,750,922	41.5%

Overall revenue from our Taiwan segment increased by $28.9 million from $57.0 million (or 50.8%) for the nine months ended September 30, 2019 to $86.0 million for the nine months ended September 30, 2020. The increase was due to the combined effect of the acquisition of Uniwill and an interest rate reduction in insurance liability reserves of life and saving insurances. The positioning of Uniwill is to target those high-net-worth individual customers with strategies to sell investment-type insurance policies. As a result, Uniwill was able to contribute a significant portion of the increased revenue during the nine months ended September 30, 2020. An announcement made by Financial Supervisory Commission Taiwan in November 2019 reducing the interest rate of life and saving insurance liability reserves had continued boosting the customers’ demand in insurance policies. From July 1, 2020, the interest rate of insurance liability reserves was further reduced by 0.25%, which led to an increase in sales because we estimated that insurance premiums would increase about 10% to 30% after the rate reduction.

Overall revenue from our PRC segment decreased by $1.8 million (or 26.2%) to $5.0 million for the nine months ended September 30, 2020 from $6.7 million for the nine months ended September 30, 2019. Decrease in revenue for the PRC segment was due to the adverse impact on the outbreak of COVID-19 in the PRC that restricted to a significant extent our sales agents’ in-person selling activities. In addition, a slow economic recovery after being affected by COVID-19 led to falling demand in insurance products.

The revenue in the Hong Kong Segment primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Overall revenue from our Hong Kong segment decreased by $0.4 million (or 63.6%) from $0.7 million for the nine months ended September 30, 2019 to $0.2 million for the nine months ended September 30, 2020 as a result of the declining demand in travel insurance products, which led to decreases in our revenue earned from reinsurance arrangements. In addition, certain insurance policies reinsured by our subsidiary in Hong Kong had expired, and there was no new insurance products under reinsurance arrangements for the nine months ended September 30, 2020.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the nine months ended September 30, 2020 increased by $21.5 million (or 51.3%), to $63.3 million compared to $41.8 million for the nine months ended September 30, 2019. This increase was primarily due to our increasing revenues from the first-year commissions and our commission policy, which provides more incentives to our sales professionals to improve the achievement rate for the first-year commissions. The growth in the revenue resulted in the increase in commission costs due to the high achievement rates of the sales targets. In addition, higher costs were incurred due to more sales on investment-type insurance policies, which provide higher commission to sales professionals.

Consequently, the cost of revenue increased more than the proportional increase of revenue, causing a decline in the gross profit margin from 35.1% for the nine months ended September 30, 2019 to 30.6% for the nine months ended September 30, 2020.

Selling expenses

Selling expenses were mainly incurred by Law Broker, in connection with online marketing and advertising. The selling expense for the nine months ended September 30, 2020 was $1.8 million, a slightly increase of 2.4%, compared with the selling expense of $1.7 million for the nine months ended September 30, 2019. With the acquisition of Uniwill, the Company incurred more expenses for Uniwill’s branding for the nine months ended September 30, 2020, which led to an increase in our selling expense compared to the same period of 2019.

General and administrative expenses

G&A expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the nine months ended September 30, 2020, G&A expenses were $18.6 million, reflecting an increase of $5.7 million (or 43.9%), compared with $12.9 million for the nine months ended September 30, 2019. During the nine months ended September 30, 2020, the Company recognized compensation costs of $1.6 million as result of preferred shares granted and issued by Uniwill under the Joint Venture Agreement.

In addition, our revenue growth led to increases in performance bonus to employees and offices and the sales taxes. Compared with the same period of 2019, we incurred more professional service fees to outside counsel and SEC-appointed monitor for the Company’s governance and compliance for the nine months ended September 30, 2020. We also incurred more general expenses due to business expansions of Uniwill and accrued penalty and interest expenses related to a tax matter in the Taiwan Segment during the nine months ended September 30, 2020, whereas the Company did not have such expenses in the same period of 2019.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and on foreign exchange. Net other income for the nine months ended September 30, 2020 was $0.6 million, reflecting a decrease of $0.1 million (or 10.4%), compared with $0.7 million for the nine months ended September 30, 2019. The decreases in net other income for the nine months ended September 30, 2020 was due to the increase in interest expense from additional bank borrowings and losses on disposals of equipment.

Income tax expense

For the nine months ended September 30, 2020, income tax expense was $2.9 million, reflecting an increase of $0.6 million (or  28.4%), compared with the income tax expense of $2.3 million for the nine months ended September 30, 2019. The increase was mainly due to a supplementary tax payment of $0.3 million related to withholding tax matters and more income taxes and taxes on undistributed earning accrued because of more revenues generated in the Taiwan Segment during the nine months ended September 30, 2020.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities, and net cash provided by financing activities for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change	Percent
Net cash provided by operating activities	$4,428,996	3,757,161	671,835	17.9%
Net cash used in investing activities	(8,646,611)	(10,554,055)	1,907,444	(18.1)%
Net cash provided by financing activities	4,938,811	2,114,202	2,824,609	133.6%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2020 was $4.4 million in comparison with net cash of $3.8 million provided by operating activities during the nine months ended September 30, 2019. With continuous growth in business performance for the nine months ended September 30, 2020, we had more cash inflows from the operating activities.

Investing activities

Net cash used in investing activities was $8.7 million during the nine months ended September 30, 2020 in comparison with net cash of $10.6 million used in investing activities for the nine months ended September 30, 2019. Consistent with prior periods, the Company continued investing its excess cash in time deposits, leading to cash outflows from investing activities. In addition, we incurred more capital expenditures for business expansions of Uniwill during the nine months ended September 30, 2020.

Financing activities

Net cash provided by financing activities was $4.9 million during the nine months ended September 30, 2020 in comparison with net cash of $2.1 million provided by financing activities during the same period of 2019. The cash inflows from the financing activities was mainly due to additional borrowings from commercial banks during the nine months ended September 30, 2020.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2019 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off balance sheet arrangements as of September 30, 2020.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2020. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our 2019 Form 10-K. The material weaknesses have not been remediated as of September 30, 2020. However, we have made improvements regarding disclosure controls and procedures, such as employing additional resources with the appropriate expertise to assume assigned responsibility for initiating and monitoring entity-level controls at group level in compliance with Internal Control-Integrated Framework (2013) and to design, implement and assess the structures, authorities and responsibilities to establish accountability for internal controls of the Company.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2020, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China United Insurance Service, Inc.

Date: November 9, 2020	By:	/s/ Yi Hsiao Mao
	Name:	Yi Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2020	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)