Form 10-K
period 2020-12-31
China United Insurance Service, Inc.
filed 2021-03-25
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ◻   No  ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ◻  No  ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧  No   ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ⌧  No   ◻

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ☐
Non-accelerated filer ⌧	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $27,255,256.

As of March 19, 2021, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

●	Acquisition of AHFL

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

On March 12, 2017, a fifth Amendment to the Acquisition Agreement (the “Fifth Amendment to AHFL Acquisition Agreement”) was entered into by and among the Company and the selling shareholders of AHFL named therein. Pursuant to the Fifth Amendment to AHFL Acquisition Agreement, the Company agreed to distribute the cash payments in the aggregate amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2019.

On March 27, 2019, a sixth Amendment to the Acquisition Agreement (the “Sixth Amendment to AHFL Acquisition Agreement”) was entered into by and among the Company and the selling shareholders of AHFL named therein. Pursuant to the Sixth Amendment to the AHFL Acquisition Agreement, the Company agreed to distribute cash payments in the aggregate amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2021.

On March 19, 2021, a seventh Amendment to the Acquisition Agreement (the “Seventh Amendment to AHFL Acquisition Agreement”) was entered into by and among the Company and the selling shareholders of AHFL named therein. Pursuant to the Seventh Amendment to the AHFL Acquisition Agreement, the Company agreed to distribute cash payments in the aggregate amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2023.

●	Acquisition of GHFL

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

On February 17, 2016, the Company, AHFL and Mr. Chwan Hau Li entered into an Amendment 2 to the GHFL Acquisition Agreement (the “Second Amendment to GHFL Acquisition Agreement”), pursuant to which the Company agreed to complete a public offering with net proceeds of at least $10 million and listing of our Company’s securities on a national stock market on or prior to February 28, 2016. However, as of the date of this annual report, our Company’s securities had not been listed on a national stock exchange.

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

●	Recent Development- Uniwill Insurance Broker Co., Ltd.

On November 15, 2019, the Company, through AIlife International Investment Co., Ltd. (“AIlife”), one of the Company’s wholly-owned subsidiaries, entered into a joint venture agreement (the “Joint Venture Agreement”) with Cyun-Jhan Enterprise Co., Ltd. (“Cyun-Jhan”) and Jian-Zao International Industrial Co., Ltd. to contribute funds, human resources, and technology into Uniwill Insurance Broker Co., Ltd. (“Uniwill”), a wholly owned subsidiary of the Company incorporated in Taiwan, according to the Joint Venture Agreement. Under the terms of the Joint Venture Agreement, a total of $13.3 million (NTD 400 million) will be injected to Uniwill if and when all of the conditions are met as set forth in the Joint Venture Agreement no later than December 31, 2021.

On March 3, 2021, the parties thereto entered into an amendment to the Joint Venture Agreement (the “Amendment to the Joint Venture Agreement”), pursuant to which AIlife shall fulfill the paid-up capital obligation in the aggregate amount of NT$400 million (the “Total Cash Contribution”) during a period of eight (8) years (the “Period”) from November 15, 2019, provided that the number of the registered sales agents of Uniwill exceeds 1,000 and the cumulative revenue of the JV reaches NT$8.7 billion (the “Revenue Threshold”) within the Period. Subject to the terms of the Amendment to the Joint Venture Agreement and Joint Venture Agreement, in the event that Uniwill fails to reach the Revenue Threshold within the Period, AIlife shall only be obligated to make cash contributions through the Period to the Joint Venture in the aggregate amount (the “Total Adjusted Cash Contribution”) calculated as follows:

The Total Adjusted Cash Contribution= (the actual cumulated revenue of Uniwill during the Period/ NT$8.7 billion)* NT$400 million.

For more information, please see the current reports on Form 8-K filed on November 21, 2019 and March 3, 2021.

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

On August 17, 2020, Jing Yue transferred her interests in Anhou to Chunyan Lu for an aggregate consideration of RMB7.5 million.

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

On August 24, 2020, the Company had liquidated the Guangdong branch in the PRC.

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

On July 2, 2020, the Company had liquidated a subsidiary in the PRC, Prime Management Consulting (Nanjing) Co., Limited and recognized a loss on disposal of such subsidiary in the amount of $5,645 for both the three-month and nine-month periods ended September 30, 2020.

Revenue Generation

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and the Taiwan Segment, we rely principally on dividends to be paid by CU WFOE in China and the Taiwan Segment. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement (the “Cooperation Agreement”) between CU WFOE and Anhou, CU WFOE has the right to collect 90% of the net profits of Anhou. Anhou has been paying service fees according to the Cooperation Agreement, but has not paid any dividend to CU WFOE to date. As of December 31, 2020, Anhou was operating at loss, but since Anhou remains a growing company that requires financial resources to support further expansion, the decision as to a dividend payment will be decided in the future depending on the financial circumstances, including maintaining prudent cash reserves. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment.

For the year ended December 31, 2019, 90.8%, 8.9% and 0.3% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. For the year ended December 31, 2020, 94.6%, 5.2% and 0.2% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. Revenues in our consolidated financial statements are composed of commissions earned from insurance companies according to the terms of each insurance company service agreement, as well as revenues earned in association with the Strategic Alliance Agreement with AIA International Limited Taiwan Branch.

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

2017 Long Term Incentive Plan

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to AHFL and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2020.

The following flow chart illustrates our Company’s organizational structure as of March 19, 2021:

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
99%
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

Life Insurance Products

The Taiwan Segment

The life insurance products the Taiwan segment distributes can be broadly classified into the categories set forth below. Due to continuous product innovation by insurance companies, some of the insurance products Taiwan segment distributes combine features of one or more of the categories listed below. Total revenues from life insurance products contributed by Taiwan segment in the fiscal year of 2019 was approximately $81.54 million, accounted for approximately 93.96% of Taiwan segment’s total revenues. Total revenues from life insurance products generated by Taiwan segment in the fiscal year of 2020 was approximately $117.53 million, representing approximately 94.58% of our total revenues for the fiscal year ended December 31, 2020.

●	Individual Whole Life Insurance. The individual whole life insurance products the Taiwan segment distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.
●	Individual Term Life Insurance. The individual term life insurance products the Taiwan segment distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.
●	Individual Health Insurance. The individual health insurance products the Taiwan segment distributes pay the insured amount of reasonable hospitalization cost, or certain death benefit in case of the death of the insured, due to illness, accident or childbirth. Individual health insurance policies expire when the premium is not paid or a certain age is attained.
●	Accidental Injury Insurance. The accidental injury insurance products the Taiwan segment distributes provide benefits when the insured is dead or disabled because of accidental injury, which is unforeseen by the injured or against his will.
●	Investment-Oriented Insurance. The investment-oriented insurance products the Taiwan segment distributes are market linked insurance plans which also provide life coverage, combining advantages of investment and protection. The premium amount (after deduction of certain charges) is invested into different funds. The performance of the fund will depend on the market conditions. A growing upward trend in market will increase the fund value. Every investment-oriented insurance policy has market risk exposure depending on the fund invested and such investment risk is solely borne by the policyholder. Depending on the death benefit, investment-oriented insurance policies are categorized into two broad categories: (1) the death benefit is equal to the higher of insured amount or fund value; (2) the death benefit is equal to the insured amount plus fund value.
●	Foreign Currency Insurance Commodities. The foreign currency insurance commodities the Taiwan segment distributes are life insurance policies in which policy benefits are paid in foreign currencies. The foreign currency policy provides insurance for the insured person’s life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from six to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest, is paid upon the death of the insured.
●	Travel Accident Insurance. The travel accident insurance products the Taiwan segment distributes provide accident coverage for accidental death, bodily injury, and other travel injuries. The premium is based on the number of travel days and the insured amount.

The life insurance products the Taiwan segment distributed in the year ending December 31, 2020 were primarily underwritten by, in alphabetical order, AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc. accounted for 20.30%, 12.34%, and 23.43% of our total revenues in the fiscal year ending December 31, 2020, respectively.

Anhou

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Anhou’s total revenues from life insurance products in the fiscal year of 2019 was approximately $8.03 million, accounting for approximately 94.25% of Anhou’s total revenues and the total revenues from life insurance products in the fiscal year of 2020 was $5.77 million, accounting for approximately 89.81% of Anhou’s total revenues for the year ending December 31, 2020.

●	Individual Whole Life Insurance. The individual whole life insurance products Anhou distributes provide insurance for the insured person’s entire life in exchange for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years, or until the insured reaches a certain age. The face amount of the policy or, for some policies, the face amount plus accumulated interest is paid upon the death of the insured.
●	Individual Term Life Insurance. The individual term life insurance products Anhou distributes provide insurance for the insured for a specified time period or until the attainment of a certain age, in return for the periodic payment of fixed premiums over a pre-determined period, generally ranging from five to 20 years. Term life insurance policies generally expire without value if the insured survives the coverage period.
●	Individual Endowment Life Insurance. The individual endowment products Anhou distributes generally provide maturity benefits if the insured reaches a specified age, and provide to a beneficiary designated by the insured guaranteed benefits upon the death of the insured within the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period, generally ranging from five to 25 years.
●	Individual Annuity Insurance. The individual annuity insurance products Anhou distributes provide annual benefit payments after the insured attains a certain age, or for a fixed time period, and provide a lump payment at the end of the coverage period. In addition, the beneficiary designated in the annuity contract will receive guaranteed benefits upon the death of the insured during the coverage period. In return, the purchaser of the annuity products makes periodic payment of premiums during a pre-determined accumulation period.
●	Individual Health Insurance. The individual health insurance products Anhou distributes primarily consist of critical illness insurance
●	products, which provide guaranteed benefits for specified critical illnesses during the coverage period. In return, the insured makes periodic payment of premiums over a pre-determined period.

The life insurance products Anhou distributed in the year ending December 31, 2020 were primarily underwritten by, in alphabetical order, Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Evergrande Life Assurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Tianan Life Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2020.

In addition to the periodic premium payment schedules described above, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payments of fixed premiums to the insurance company for a specified period of time. This means that once Anhou or the Taiwan Segment sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustainable growth of life insurance sales in China and Taiwan, we have devoted significant resources on developing our capability to distribute individual life insurance products with periodic payment schedules since the inception of Anhou and the Taiwan Segment. We expect that sales of life insurance products will continue to be our primary source of revenue in the next several years.

Property and Casualty Insurance Products

The Taiwan Segment

The Taiwan Segment’s main property and casualty insurance products are automobile insurance, casualty insurance, and liability insurance. The Taiwan Segment commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Our total revenues from property and casualty insurance products in the fiscal year of 2019 year was approximately $5.25 million, accounted for approximately 6.04% of the Taiwan Segment’s total revenues and approximately $6.05 million, accounted for approximately 5.15% of Taiwan Segment’s total revenues in the year ending December 31, 2020, respectively.

The property and casualty insurance products the Taiwan Segment distributes can be further classified into the following categories:

●	Automobile Insurance. The Taiwan Segment distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies the Taiwan Segment sells generally have a term of one year and cover damages of the insured vehicle caused by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. The Taiwan Segment also sells standard third party liability insurance policies, which cover bodily injury and property damages caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders the Taiwan Segment distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.
●	Casualty Insurance. The casualty insurance the Taiwan Segment distributes are primarily designed to insure any losses or damages to properties caused directly by accidents. The policy period is usually one year and the premium is generally calculated based on the insured amount.
●	Liability Insurance. The liability insurance products the Taiwan Segment distributes are primarily designed to protect an individual or business from the risk that they may be sued and held legally liable for something, such as malpractice, third party injuries or negligence. The policy period is usually one year and the premium is generally calculated based on the insured amount.

The property and casualty insurance products the Taiwan Segment distributed in the year ending December 31, 2020 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., Hotai Insurance Co., Ltd., Shinkong Insurance Co., Taian Insurance Co., Ltd, and Mingtai Fire & Marine Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2020.

Anhou

Anhou’s main property and casualty insurance products are automobile insurance and commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and developed its automobile insurance business in 2010. The total revenues from property and casualty insurance products generated by Anhou in the 2019 fiscal year was approximately $0.49 million, accounting for approximately 5.75% of Anhou’s total revenues, and approximately $0.65 million, accounted for approximately 10.19% of Anhou’s total revenues for the fiscal year ended December 31, 2020.

The property and casualty insurance products Anhou distributes can be further classified into the following categories:

●	Automobile Insurance. Automobile insurance is the largest segment of property and casualty insurance in the PRC in terms of gross written premiums. Anhou distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Anhou sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Anhou also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Anhou distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

●	Commercial Property Insurance. The commercial property insurance products Anhou distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damages to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damages to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2020 were primarily underwritten by, in alphabetical order, China Pacific (Group) Co., Ltd., China Life Property & Casualty Insurance Co. Ltd., PICC Property and Casualty Co., Ltd., Ping An Insurance (Group) Company of China, Ltd., and Tianan Property Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2020.

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

On June 14, 2017, with AIATW’s consent, the 2016 Letter was revoked in order to conform to the latest terms and conditions regarding the cooperation between AHFL and AIATW as set forth in the Third Amendment to the Alliance Agreement.

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

Unified Operating Platform

Law Broker has self-constructed a Unified Operating Platform, an information technology infrastructure that serves to enhance operational, sales processes, and administrative efficiency. Since Law Broker’s establishment in 1992, it has successfully implemented the following components of its operating platform across its branch offices in Taiwan through a hub center located in Taipei:

●	A centralized client and insurance policy management and analysis system, which encompasses our life insurance unit and property and casualty insurance unit, that will better support business operations and facilitate risk control;
●	A centralized client relations management system, that manages and analyzes client interactions to drive sales growth;
●	An integrated administrative and information system, that increases the management efficiency among the subsidiaries, branches and sales departments;
●	A centralized and computerized accounting and financial management system, that improves the efficiency of commission distribution and enforcement;
●	A human resources management and performance tracking system; and
●	An e-training system to provide online trainings to sales professionals.

The Unified Operating Platform has proved to be an efficient and streamlined operating system which has contributed to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 37 sales and service outlets (including the headquarters) across Taiwan and 3,232 insurance sales professionals as of December 31, 2020. Law Broker, Uniwill Insurance Broker Co., Ltd. (“Uniwill Insurance Broker”) and Joint Insurance Broker Co., Ltd. (“Joint Insurance”) have a total of 51 sales and service outlets (including the headquarters) across Taiwan and 5,299 insurance sales professionals as of December 31, 2020.

In accordance with our growth strategy in China, Anhou has made significant efforts to adapt the Unified Operating Platform utilized by Law Broker to better meet the operational need in China. Since September 2010, Anhou has successfully implemented the tailored operating platform across the PRC subsidiaries through a hub center located in Nantong, Jiangsu province. We expect that this tailored operating platform will make selling easier for sales agents in China, facilitate standardized business and financial management, enhance risk control and increase operational efficiency for the PRC subsidiaries.

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

Distribution and Service Network and Marketing

The Taiwan Segment had a total of 51 sales and service outlets (including the headquarters) across Taiwan as of December 31, 2020, among which, 17 were located in the northern region, 25 in the central region, 7 in the southern region and 2 in the eastern region. As of December 31, 2020, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 246 administrative staff members.

The Taiwan Segment markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are independent contractors, not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network in the PRC. Anhou has targeted its distribution and service network in certain heavily populated provinces in China, such as Henan, Jiangsu, Sichuan, and Fujian. As of December 31, 2020, Anhou had one insurance agency and one insurance brokerage firm, with 1,553 sales professionals and 100 administrative staff members operating across 35 cities within these four provinces.

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

In the fiscal year ended December 31, 2020, our major insurance carrier partners in Taiwan, after aggregating the business conducted between the Taiwan Segment and the various local branches of the insurance companies, included AIA International Limited Taiwan Branch, Farglory Life Insurance Co., Ltd., Shin Kong Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc., accounted for approximately 20.30%, 12.34%, and 23.43% of the Company’s total revenues for the year ended December 31, 2020, respectively.

In the fiscal year ended December 31, 2020, Anhou’s major insurance carrier partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Aegon THTF Life Insurance Co., Ltd., AVIVA Life Insurance Co., Ltd., Evergrande Life Insurance Company Limited, Funde Sino Life Insurance Co., Ltd., Huaxia Insurance Co., Ltd., and Tianan Life Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2020.

Competition

A number of industry players are involved in the distribution of insurance products in Taiwan and PRC. We compete for customers on the basis of product offerings, customer services and reputation. Because we primarily distribute individual insurance products, our principal competitors include:

●	Professional insurance intermediaries. Life insurance is our core business and has a strong regional feature. Through years of business development, we believe that we can compete effectively with other insurance intermediary companies as we have a longer operational history and over the years have assembled a strong and stable team of managers and sales professionals. With the implementation of our unified operating platform, we believe that we could strengthen our lead in our developed local regions and expand our operation to our newly selected areas. However, with increasing consolidation expected in the insurance intermediary sector in the coming years, we expect competition within this sector to intensify.
●	Insurance companies. The distribution of individual life insurance products in Taiwan and China historically has been dominated by insurance companies, which usually use both in-house sales force and exclusive sales agents to distribute their own products. We believe that we can compete effectively with insurance companies because we focus only on distribution and offer our customers a broad range of insurance products underwritten by multiple insurance companies.
●	Other business entities. In recent years, business entities that distribute insurance products as an ancillary business, primarily commercial banks and postal offices have been playing an increasingly important role in the distribution of insurance products, especially life insurance products. However, the insurance products distributed by these entities are usually confined to those related to their main lines of business, such as investment-related life insurance products. We believe that we can compete effectively with these business entities because we offer our customers a broader variety of products.

Law Broker is one of the leading insurance brokerage firms in Taiwan. The Taiwan Segment had a total of 51 sales and service outlets (including the headquarters) across Taiwan as of December 31, 2020, among which, 17 were located in the northern region, 25 in the central region, 7 in the southern region and 2 in the eastern region. As of December 31, 2020, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 246 administrative staff members. Other than insurance companies and commercial banks, the Taiwan Segment’s primary competitors are Taiwan insurance brokerage companies of relatively large size, such as Everpro Insurance Brokers Co., Ltd.

During the past 17 years, Anhou has expanded its business across 37 cities within Henan, Sichuan, Jiangsu, and Fujian provinces with 1,553 sales professionals and 100 administrative staff members. Based on the insurance products Anhou is offering and the geographic areas of its branch offices, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively large in terms of the number of salesmen and the sales revenue comparing to those competing insurance agency companies.

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

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2020, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 246 administrative staff members and Anhou had 100 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

Segments

The Company currently operates as three reporting segments. Revenues, net income and total assets can be found in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regulations

Taiwan Regulations of the Insurance Industry

The insurance industry in Taiwan is highly regulated. The FSC, is the regulatory authority responsible for the supervision of the insurance industry in Taiwan. Insurance activities undertaken within Taiwan are primarily governed by the Insurance Law and the related rules and regulations.

Taiwan Insurance Law

The current principal regulation governing insurance in Taiwan is the Insurance Law, most recently amended on June 10, 2020 by Legislative Yuan, which provided the basic framework for regulating the insurance industry.

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

Regulation of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Regulations Governing Insurance Brokers last amended on March 3, 2021 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) have passed the insurance brokerage examination for professional and technical staff; (2) have passed the insurance brokerage qualification test; or (3) have obtained the insurance brokerage practitioner certificate and practiced the same business.

There are special requirements for Taiwan insurance brokerage companies. Examples of such special requirements include that 1) the name of an brokerage company must contain the words “insurance broker”; and 2) when an brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid in cash, according to which, insurance brokerage companies with business license obtained prior to the implementation of this latest Broker Rule shall adjust their registered capital within five years upon the its implementation.

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

Management of Insurance Brokerages

The rules describing how to conduct brokerage business concentrate on the concept that the brokerages must take care of customers’ matters in good faith. To ensure that this concept is properly carried out, the rules require insurance brokerage companies must have legal compliance officers who have one of the following qualifications: (1) being qualified as insurance agents or brokers and have worked as actual signatories; (2) having five years working experience in the insurance industry, insurance agency or insurance brokerage; or (3) having graduated from college and university departments related to insurance or law with more than three years working experience in the insurance industry, insurance agency or insurance brokerage.

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on April 6, 2016 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs to unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) having passed the salesperson qualification examination held by relevant associations; or (2) holding a valid the registration certificate. Once the salespersons has passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start to engage in the insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damages caused by its salesperson.

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

●	Income Tax Law, latest amended on February 7, 2018;
●	The Implementation Rules of Income Tax Law, latest amended on June 29, 2018;
●	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and
●	The Enforcement Rules of Value-Added And Non-Value-Added Business Tax Law, latest amended on June 25, 2018.

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

With respect to enterprises operating for profit, the exemption threshold is NT$120,000. Any income beyond such exemption threshold is subject to a 20% tax rate on its taxable income.

The rate of business tax respecting the sale of goods or services and import of goods in Taiwan, except as otherwise stipulated in the relevant tax law, is 5% (Value-Added or Non-Value-Added Business Tax).

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

Initial Development of Regulatory Framework

The Chinese Insurance Law was enacted in 1995. This original insurance law, which we refer to as the 1995 Insurance Law, provided the initial framework for regulating the domestic insurance industry. Among the steps taken under the 1995 Insurance Law were the following:

(a)	Licensing of insurance companies and insurance intermediaries, such as agencies and brokerages. The 1995 Insurance Law established requirements for minimum registered capital levels, form of organization, qualification of senior management and adequacy of the information systems for insurance companies, insurance agencies and brokerages.
(b)	Separation of property and casualty insurance and life insurance. The 1995 Insurance Law distinguished insurance between property, casualty, liability and credit insurance businesses, on the one hand, and life, accident and health insurance businesses on the other, and prohibited insurance companies from engaging in both types of businesses.
(c)	Regulation of market conduct by participants. The 1995 Insurance Law prohibited fraudulent and other unlawful conduct by insurance companies, agencies and brokerages.
(d)	Substantive regulation of insurance products. The 1995 Insurance Law gave insurance regulators the authority to approve the policy terms and premium rates for certain insurance products.
(e)	Financial condition and performance of insurance companies. The 1995 Insurance Law established reserve and solvency standards for insurance companies, imposed restrictions on investment powers and established mandatory reinsurance requirements, and put in place a reporting regime to facilitate monitoring by insurance regulators.
(f)	Supervisory and enforcement powers of the principal regulatory authority. The principal regulatory authority, then the People’s Bank of China, was given broad powers under the 1995 Insurance Law to regulate the insurance industry in China.

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

On April 20, 2012, Anhou obtained the nationwide license from CIRC, pursuant to which Anhou may set up its branch offices across the PRC to carry out the insurance agency business with no further approval requirement from CIRC other than filing with the local CIRC at the provincial level.

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

The name of an insurance agency must contain the words “insurance agency” or “insurance sales.” The license of a Chinese insurance agency company is valid for a period of three years and may be renewed with due application 30 days prior to its expiration. An insurance agency must report to the CIRC when it (i) changes its registered name or the name of its branches; (ii) changes its registered address or the operating address of its branches; (iii) the sponsors or major shareholders change their respective names; (iv) changes its major shareholders; (v) changes its registered capital; (vi) materially changes its equity structure; (vii)changes its organizational form; (viii) split, merger; (ix) amends its articles of association; or (x) sets up or closes its branches. The senior managers of an insurance agency including its branches must meet specific qualification requirements set forth in the Agency Provisions. The appointment of the senior managers of an insurance agency including its branches is subject to review and approval of the CIRC.

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

An insurance brokerage may conduct the following insurance brokerage businesses:

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

Regulations of Insurance Brokerage Practitioner and Insurance Adjustment Practitioners

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

PRC Regulations on Foreign Exchange

Foreign Currency Exchange

Foreign exchange regulation in China is primarily governed by the following rules:

●	Foreign Currency Administration Rules (2008 Revision), as amended or revised, or the Exchange Rules; and
●	Administration Rules of the Settlement, Sale and Payment of Foreign Exchange (1996), as amended or revised, or the Administration Rules.

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

PRC Regulations on Dividend Distribution

The principal regulations governing dividend distributions of wholly foreign-owned companies include:

●	Wholly Foreign-Owned Enterprise Law (2016), as amended or revised; and
●	Wholly Foreign-Owned Enterprise Law Implementing Rules (2016 Revision), as amended or revised.

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

As of December 31, 2020, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

Risks Relating to Our Business

We have been charged with fraud for manipulating the Company’s trading volume.

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

The affiliates of the Company hold 100% of our Company’s outstanding preferred shares, approximately 31.4% of our Company’s outstanding common shares, and approximately 44.6% of the voting power of our Company as of the date of this annual report (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, our Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our board of directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of our Company’s affiliates may not always coincide with the interests of our other shareholders and as such our Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

An occurrence of the COVID-19 pandemic is likely to negatively affect our operations.

The occurrence of the COVID-19 pandemic, an uncontrollable event, had adversely affected our operations in mainland China and Hong Kong and may negatively affect our operations in Taiwan. A pandemic typically results in social distancing, travel bans and quarantine, and this has limited our business travel and regular business activities, such as access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this pandemic. Also it may substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission during and shortly after the pandemic.

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

We have our primary business operations in Taiwan, mainland China and Hong Kong. Substantial amounts of revenues are received and expenses are incurred in Taiwanese, Chinese and U.S. dollars. Thus, we have exposure to currency fluctuations. We cannot assure you that the effect of currency exchange fluctuations will not materially affect our revenues and net income in the future.

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

There is no active public trading market for our securities and any historic trading activity indicating that an established trading market might have existed cannot be relied upon. Our shares of common stock are currently quoted on the OTCQB and have not been listed on any national stock exchange. We cannot assure you that an active trading market for our common stock will develop or that if developed, will be sustained. In the absence of an active trading market of our common stock, you may not be able to liquidate your investment in our common stock at all or as soon as desired.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Law Broker’s headquarters is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters (equivalent to 8,105 square feet) of office space. Law Broker renewed the office lease with Pon-Chen Co., Ltd. for additional two years commencing from June 1, 2019 to May 31, 2021 and with a monthly rent of NT $373,251. Law Broker has also entered into 43 leases for each of its sales and service outlets and training centers (excluding headquarter), for an aggregate monthly fee (untaxed) of NT$5,335,737 (equivalent to approximately $181,230).

Anhou’s current registered address is located at Room 2008-2010, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 553.26 square meters (equivalent to approximately 5,955 square feet) of office space. The lease agreement is by and among Zheng Yong Xiang, Zhang Guo Qiang and Anhou. The term is from November 3, 2018 to November 2, 2024. Anhou paid the rent of its office space in Nanjing in the total amount of RMB4,483,063 or approximately $687,000 during the fiscal year ended December 31, 2020.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 21,527 square feet (2,000 square meters) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Yi-Hsiao Mao. The lease term is from January 1, 2021 to December 31, 2021, with rent of RMB10,917 ($1,680) per month.

ITEM 3. LEGAL PROCEEDINGS.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the various tiers of the OTC Market under the symbol “CUII” since August 2012. The latest available closing price of our common stock prior to February 22, 2021 was US$1.87.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended
	December 31, 2020
	Low	High
First Quarter ended March 31, 2020	$2.17	$2.25
Second Quarter ended June 30, 2020	$1.25	$2.17
Third Quarter ended September 30, 2020	$0.75	$1.47
Fourth Quarter ended December 31, 2020	$1.25	$1.50

The above stock prices may not be reflective of the actual market value thereof on the dates listed due to our stock’s limited trading volume.

Shareholders

As of December 31, 2020, there were 722 record owners of our common stock and one record owner of our preferred stock.

Transfer Agent

Our transfer agent is Securities Transfer Corporation, at the address of 2901 N. Dallas Parkway, Suite 380, Plano, Texas 75093.

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

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2020.

Options and Warrants

As of March 10, 2021, we had no outstanding options or warrants to purchase shares of our Common Stock.

ITEM 6. SELECT FINANCIAL DATA

As a smaller reporting company, we are not required to make such disclosure under Item 6.

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

Overview

We are a Delaware corporation, incorporated on June 4, 2010 by Mr. Mao, as a holding company for both ZLI Holdings Limited (“CU Hong Kong”) and Action Holdings Financial Limited (“AHFL”, a company incorporated in the British Virgin Islands). Our common stock is quoted over the counter under the ticker symbol “CUII” on the OTCQB. The Company primarily engages in brokerage and insurance agency services by providing two broad categories of insurance products, life insurance products and property and casualty insurance products, and conducts its business primarily in three geographic operating segments, Taiwan, the PRC, and Hong Kong. The insurance products that the Company’s subsidiaries sell are underwritten by certain leading insurance companies in Taiwan, the PRC and regions and countries near the PRC.

We have three operating subsidiaries in our Taiwan segment and conduct brokerage and insurance agency services through the subsidiaries across Taiwan. Through our recent acquisitions and integrations, our Taiwan segment is able to achieve synergies among group companies and generate more commission revenues from marketing and selling insurance products. Revenues from the Taiwan segment continues to increase and contributed about 94.6% of the total revenue of the Company for the year ended December 31, 2020. As of December 31, 2020, we had 51 sales and service outlets (including the headquarters) with 5,299 sales professionals and 246 administrative staff in the Taiwan segment.

Through our Consolidated Affiliated Entities in the PRC segment, we had two insurance agencies, one brokerage and 37 service outlets with 1,553 full-time sales professionals and 100 administrative staff in the PRC segment as of December 31, 2020. Our PRC segment contributed 5.2% of total revenue of the Company for the year ended December 31, 2020.

Our Hong Kong segment mainly consists of one operating subsidiary, which acts as a broker for reinsurance products and earns commissions on sales of insurance products from other insurers. As of December 31, 2020, we had one sales and service outlet (including the headquarters) with no sales professionals and one administrative staff in Hong Kong segment.

Impact of COVID-19

The coronavirus pandemic (“COVID-19”) has resulted in global economic disruptions and numerous restrictions imposed by government authorities. We did not have any significant impact on the operations in the Taiwan segment due to the government’s responses and actions taken to COVID-19. However, our business in the PRC segment experienced certain negative impacts, such as limited access to our staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between Taiwan and the PRC.

As COVID-19 and its duration remain uncertain, we have been monitoring and will continue to measure and modify our business to protect our customers, sales professionals and employees. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Critical Accounting Policies and Estimates

Our consolidated financial statements are prepared in accordance with U.S. GAAP. The preparation of financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the consolidated financial statements and the amounts of revenues and expenses during the period. We make these estimates using the best information available when they are made. However, actual results could differ materially from those estimates.

We believe critical accounting policies involve the most complex, difficult and subjective estimates and judgments are as follows:

●	Revenue recognition including our identification of performance obligations and significant assumptions in estimating variable consideration;
●	Recognition of stock-based compensations and the valuation of fair value to equity securities due to multi- performance targets with counter parties in the arrangement; and
●	Complexity in estimates of income taxes due to applications of tax rules in different foreign jurisdictions.

For other significant accounting policies affecting our financial statements, see Note 1 to our 2020 consolidated financial statements.

Results of Operations

Overview of the years ended December 31, 2020 and 2019

The following table shows the results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	Percent
Revenue	$124,267,072	$95,919,338	$28,347,734	29.6%
Cost of revenue	87,695,053	65,342,976	22,352,077	34.2%
Gross profit	36,572,019	30,576,362	5,995,657	19.6%
Gross profit margin	29.4%	31.9%	(2.5)%	(7.8)%

Operating expenses:
Selling	3,226,109	2,707,176	518,933	19.2%
General and administrative	26,955,278	20,214,659	6,740,619	33.3%
Total operating expenses	30,181,387	22,921,835	7,259,552	31.7%

Income from operations	6,390,632	7,654,527	(1,263,895)	(16.5)%

Other income (expenses):
Interest income	453,536	453,184	352	0.1%
Interest expenses	(202,239)	(208,008)	5,769	(2.8)%
Dividend income	390,030	367,557	22,473	6.1%
Other – net	(590,319)	333,826	(924,145)	(276.8)%
Total other income, net	51,008	946,559	(895,551)	(94.6)%

Income before income tax	6,441,640	8,601,086	(2,159,446)	(25.1)%
Income tax expense	(3,407,868)	(2,704,297)	(703,571)	26.0%

Net income	3,033,772	5,896,789	(2,863,017)	(48.6)%
Less: net income attributable to the noncontrolling interests	(2,103,659)	(2,837,941)	734,282	(25.9)%
Net income attributable to China United's shareholders	$930,113	$3,058,848	$(2,128,735)	(69.6)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, the PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professionals in our distribution and service network.

The Company’s majority revenues are derived from the commissions from sales of life insurance products. Total commission revenue from sales of life insurance products accounted for 94.6% and 93.6% of total revenue for the years ended December 31, 2020 and 2019, respectively; whereas commission revenue from sales of property and casualty insurance products only contributed 5.4% and 6.1% of total revenue for the years ended December 31, 2020 and 2019, respectively.

Most of the individual life insurance products we distribute allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time and enables the Company to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustained growth of life insurance sale, we have placed significant resources to expand and sell the life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

Our total revenue of $124.2 million for the year ended December 31, 2020 increased by $28.3 million (or 29.6%) compared to the total revenue of $95.9 million for the year ended December 31, 2019. The increase was attributable primarily to the constant business growth in the Taiwan segment. For the years ended December 31, 2020 and 2019, the revenue generated respectively from Taiwan, PRC and Hong Kong segments was as follows:

	Year Ended December 31,
Geographic Areas	2020	2019	Change	Percent
Revenue
Taiwan segment	$117,524,429	$87,117,945	$30,406,484	34.9%
Percentage of revenue	94.6%	90.8%
PRC segment	6,426,670	8,517,475	(2,090,805)	(24.5)%
Percentage of revenue	5.2%	8.9%
Hong Kong segment	315,973	283,918	32,055	11.3%
Percentage of revenue	0.2%	0.3%
Total revenue	$124,267,072	$95,919,338	$28,347,734	29.6%

Overall revenue from our Taiwan segment increased by $30.4 million, or 34.9%, from $87.1 million for the year ended December 31, 2019 to $117.5 million for the same period ended December 31, 2020. We continued to deliver solid financial results through our Taiwan segment due to the following reasons:

(i)	Uniwill had contributed $20.0 million of the increased revenue during the year 2020 after stock compensation arrangements entered with two non-related entities. The positioning of Uniwill is to target those high-net-worth individual customers with strategies to sell investment-type insurance policies.
(ii)	We discontinued certain long-term care and disability insurance products in the year of 2020. Prior to such discontinuation, many individual customers decided to lock in the long-term care and disability insurance policy that we had offered because the individual customers believed that these insurances products provided more favorable terms to them than the other ones available on the market. Such surge in the sales of those insurance policies in 2020 had boosted the total sales in our insurance policies.
(iii)	We received more contingent commissions, which include trailing commissions, persistency rate linked bonuses and some other service allowance, for the year ended December 31, 2020 due to our continued growth in the sales of insurance products in the past recent years.

Overall revenue from our PRC segment decreased by $2.1 million, or 24.5% to $6.4 million for the year ended December 31, 2020 from $8.5 million for the same period ended December 31, 2019. Decrease in revenue for the PRC segment was due to the adverse impact on the outbreak of COVID-19. In addition, a new Chinese policy requesting sales agents to have audio and video recording during promotion of insurance, has increased difficulties for sales agents to expand the market and promote insurance products to individual customers.

The revenue in the Hong Kong segment primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Overall revenue from our Hong Kong segment for the year ended December 31, 2020 remained consistent with the same period in 2019.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. Our commission policy to our sales professionals designs to divide sales target into smaller and more attainable targets and provides more incentives to our sales professionals to improve the achievement rate, especially for the first-year commissions.

The cost of revenue for the year ended December 31, 2020 increased by $22.4 million or 34.2%, to $87.7 million compared to $65.3 million for the year ended December 31, 2019. This increase was primarily due to increases in the direct commission cost as a result of the growth of the first-year commissions earned from insurance companies. In addition, the growth in the revenue also resulted in increasing indirect commission cost due to the high achievement rate of the sales target.

Accordingly, the cost of revenue increased more than the proportional increase of revenue, causing a decrease in the gross profit margin by 2.5% from 31.9% for the year ended December 31, 2019 to 29.4% for the year ended December 31, 2020.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. Selling expenses increased 0.5 million or 19.2% from 2.7 million for the year ended December 31, 2019 to 3.2 million for the same period ended December 31, 2020. As a result, the Company incurred more expenses for Uniwill’s branding during the year 2020.

General and administrative expenses

G&A expenses are principally comprised of salaries and benefits for our administrative staff, office lease expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year end December 31, 2020, G&A expenses were $27.0 million, reflecting an increase of $6.7 million or 33.3%, compared with $20.2 million for year ended December 31, 2019. During the year of 2020, the Company recognized costs of $1.4 million related to stock-based compensation arrangements.  Moreover, our revenue growth led to increases in performance bonus to employees and sales taxes during the year of 2020. We also incurred more general expenses due to business expansions of Uniwill and penalties related to a tax matter in the Taiwan segment for the year ended December 31, 2020.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, foreign currency exchange gain or loss. Net other income for the year ended December 31, 2020 was $0.1 million, reflecting a decrease of $1.0 million or 94.6%, compared with $0.9 million for the same period of 2019. The significant decreases in net other income was mainly associated with to foreign currency exchange losses recognized during the year of 2020 due to the continued appreciation of the New Taiwan Dollar against the US dollar.

Income tax

For the year ended December 31, 2020, income tax expense was $3.4 million, an increase of $0.7 million or 26.0%, compared with $2.7 million for the year ended December 31, 2019. The increase was mainly due to a supplementary tax payment of $0.3 million related to withholding tax matters and more taxes on undistributed earning accrued because of more revenues generated in the Taiwan segment during the year of 2020.

Liquidity and Capital Resources

Cash requirements

Our primary sources of liquidity are cash and cash equivalents, time deposits, marketable securities, and cash generated from operations. Cash available from operations, including our cash, time deposits, and borrowings under our revolving line of credit, will be sufficient for our working capital needs, including commissions payable to sales professionals,  performance bonus payable to management, payments of tax liabilities, marketing and adverting needs to promoting sales, as well as purchase of equipment. However, future business opportunities may cause a change in our estimate.

Cash flows

The following table represents a comparison of our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change	Percent
Net cash provided by operating activities	$3,293,760	$5,411,847	$(2,118,087)	(39.1)%
Net cash used in investing activities	(13,829,956)	(13,137,888)	(692,068)	5.3%
Net cash provided by (used in) financing activities	5,398,802	(354,454)	5,753,256	(1,623.1)%

Operating activities

Net cash provided by operating activities for the year ended December 31, 2020 was $3.3 million in comparison with net cash of $5.4 million provided by operating activities for the year ended December 31, 2019. The decrease of $2.1 million or 39.1% was mainly due to more general operating expenditures paid during the year of 2020 as a result of the business expansion of Uniwill.

Investing activities

Net cash used in investing activities was $13.8 million for the year ended December 31, 2020 in comparison with net cash of $13.1 million used in investing activities for the year ended December 31, 2019. The increase in the cash outflows of 0.7 million used in investing activities resulted from purchases of more equipment during the year of 2020.

Financing activities

Net cash provided by financing activities was $5.4 million for the year ended December 31, 2020 in comparison with net cash of $0.4 million used in financing activities for the year ended December 31, 2019. The cash inflows from the financing activities for the year ended December 31, 2020 was mainly due to the proceeds of $27.2 million but offset by the repayments of credit facilities of $21.5 million.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2020.

Contractual Obligations

The following represents a summary of the Company’s contractual commitments and related scheduled maturities as of December 31, 2020:

	Payments due by period
		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Debt obligations (1)	$14,159,108	$14,159,108	$—	$—	$—
Operating lease	6,759,612	3,193,794	2,930,087	635,731	—
Contractual obligations (2)	3,263,132	3,025,692	237,440	—	—
Capital commitment (3)	10,684,807	—	—	—	10,684,807
	$34,866,659	$20,378,594	$3,167,527	$635,731	$10,684,807
(1)	Debt obligations include our revolving credit facilities from banks.
(2)	Contractual obligations include operating lease obligations and other obligations related to compensation plans with Law Broker’s officers, amount due to previous shareholders of AHFL, and a Strategic Alliance Agreement with AIATW.

(3)	Capital commitment related to the Joint Venture Agreement (the “JV Agreement”) with non-related parties with AIlife, see Note 12 to our 2020 consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of China United Insurance Services Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of China United Insurance Services Inc. and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Brokerage revenue recognition

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, The Company’s revenue is derived from insurance agency and brokerage services. The Company, through its subsidiaries and variable interest entities, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The sale of an insurance product by the Company is considered complete when initial insurance premium is paid by an individual and the insurance policy is approved by the respective insurance company. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue.

The Company considers the contracts with insurance companies contain one performance obligation and consideration should be recorded when performance obligation is satisfied at point in time. The amount of revenue to be recognized when the insurance policy is effective includes first year commission and other contingent commission that a significant reversal of revenue would not occur in the subsequent periods. When other contingent commission that could not be determined if a significant reversal of revenue would occur, the Company recognizes the commission after receiving insurance companies' notice.

The Company is obligated to pay commissions to its sales professionals when an insurance policy becomes effective. The Company recognizes commission revenue granted from insurance companies on a gross basis, and the commissions paid to its sales professionals are recognized as cost of revenue.

Auditing the accounting for revenue recognition involved subjectivity and complexity in evaluating management's estimates. Specifically, the judgments necessary to determine the amount, timing and presentation of revenue and to estimate total costs and fees for the performance obligations that recognize the revenue. Auditing such estimates required extensive audit effort due to the volume and complexity of these contracts.

How the Critical Audit Matter Will Be Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing and presentation of revenue recognition, as well as the estimates of total costs and fees for the performance obligations that recognize the revenue include the following, among others:

●	We will obtain an understanding of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and fees for performance obligations.
●	We will submit and obtain the revenue and accounts receivable confirmations for a selection of insurance companies.
●	For a selection of contracts, we will:
o	Evaluate the terms and conditions of each contract and the appropriateness of the accounting treatment within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluating whether management’s conclusions were appropriate.
oTest the accuracy and completeness of the costs incurred to date for the performance obligation.
oTest the mathematical accuracy of management’s calculation of revenue for the performance obligation.
●	Evaluating the reasonableness of the estimated revenue during the year by comparing the estimated revenue from the sale of the effective insurance policies without the insurance companies' notice to the sales of the insurance policies confirmed by the insurance companies in the subsequent period. In cases where estimated revenue by the insurance company was significantly higher or lower than expected, we obtained further explanations and corroborating supporting documentation to evaluate the impact to the estimated revenue.

Recognition of stock-based compensations and the valuation of fair value to equity securities due to multi- performance targets with counter parties in the arrangement

Critical Audit Matter Description

The Company has preferred stock-based compensation issued to non-related entities for Uniwill. The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied towards modified, repurchased, or cancelled during the periods reported.

On November 15, 2019, AIlife entered into a Joint Venture Agreement (the “JV Agreement”) with two non-related entities (collectively, the “Labor Parties”) and agreed to invest funds, labor, and technology into Uniwill. Pursuant to the JV Agreement, the paid-in capital of Uniwill should increase to an aggregate amount of $13.3 million (NTD 400 million) by AIlife, provided that the Labor Parties fulfill their commitments no later than December 31, 2021. On August 15, 2019, AIlife increased and completed the capital injections in Uniwill to the amount of $3.3 million (NTD 100 million).

According to the term of the JV Agreement, the Labor Parties shall be entitled of 9,608 preferred stock if the following milestones are met:(a) the registered number of insurance business professional sales of Uniwill is more than 200, (b) the business performance shall reach FYB NTD 5 million or more, and (c) one of two employees of the Labor Parties designated by AIlife shall join Uniwill within 6 months after the paid-in capital of Uniwill increased to NTD 100 million (hereinafter refer to the “performance target”). The preferred stock shall provide for (a) the right to receive a distribution of 50% of the net-income of Uniwill, (b) the right to convert such preferred stock into common stock at 1 to 1000 after the date when the registered number of sales reaches 1,000 and FYC reaches NT$250 million, (c) the right to elect directors, (d) the voting rights owned by the Company and the Labor Parties should be 51:49 due to 1,000 voting right per preferred stock, and (e) the number of the preferred stock to the Labor Parties shall be issued along with the proportion when the paid-in capital of Uniwill increases to NTD 400 million once the registered number of sales reaches 1,000.

On February 10, 2020, the grant date, Uniwill issued a total of 9,608 preferred stock (the “initial preferred stock”) to the Labor Parties for cash and recognized compensation cost when the performance target was achieved. The Company determined that each of the preferred stock has a value of approximately $102 (NTD 3,070) using the Black-Scholes-Merton option pricing model. Compensation cost of $980,466 was recognized on the grant date when the performance target was achieved.

In December 2020, when the registered number of sales reaches 1,000, the Labor Parties are entitled of the incremental preferred stock of 28,823. Each incremental preferred stock (the “incremental preferred stock”) to be issued along with the proportion of the paid-in capital has a value of approximately $16 (NTD 437), and the compensation cost of $447,137 was recorded. For the year ended December 31, 2020, a total of the compensation cost related to the JV agreement was $1,427,603, which was considered as the Labor Parties’ contributions to Uniwill.

How the Critical Audit Matter Will Be Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing and presentation of transactions with recognition of stock-based compensations and the valuation of fair value to equity securities due to multi-performance targets with counter parties in the arrangement, include the following, among others:

●	We will obtain an understanding of Management’s process and evaluate the design of controls relating to the Company's methods, significant assumptions, and inputs used for valuing the Company’s equity securities.
●	A high degree of subjective auditor judgment was involved in evaluating certain inputs to the model used to determine the fair value of the equity securities. We will assess methodologies and testing the significant assumptions and underlying data used by the Company.

●	Consider management’s policy of reviewing valuation methodologies, inputs and assumptions utilized by third-party valuation services.
●	We will use a valuation specialist to assist us in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2020

San Francisco, California

March 25, 2021

3230 Fallow Field Drive Diamond Bar, CA 91765 Tel: +1 (909) 839-0188 Fax: +1 (909) 839-1128

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of:

China United Insurance Service, Inc.

Opinion on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of China United Insurance Service, Inc. and subsidiaries (the “Company”) as of December 31, 2019, the related consolidated statement of operations and comprehensive income (loss), stockholders’ equity, and cash flows for the year in the period ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”)

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries as of December 31, 2019, and the results of their operations and their cash flows for the year in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Adoption of New Accounting Standards

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

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

Diamond bar, California

March 20, 2020

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amount in USD)	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$9,063,338	$12,615,008
Time deposits	53,339,508	38,731,658
Accounts receivable	25,346,250	22,541,558
Marketable securities	1,272,573	290,153
Other current assets	1,491,168	1,810,962
Total current assets	90,512,837	75,989,339

Right-of-use assets under operating leases	6,524,555	5,522,665
Property and equipment, net	2,373,245	1,402,866
Intangible assets, net	381,747	518,264
Long-term investments	2,835,095	2,693,082
Restricted cash – noncurrent	66,490	43,492
Deferred tax assets	1,021,890	441,364
Other assets	4,012,370	2,631,350
TOTAL ASSETS	$107,728,229	$89,242,422

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Commissions payable to sales professionals	$12,088,291	$12,545,730
Short-term loans	14,159,108	8,100,000
Contract liabilities - current	1,119,361	1,781,975
Income tax payable - current	3,146,018	2,389,304
Operating lease liabilities - current	3,043,056	2,242,034
Due to related parties	94,047	462,859
Other current liabilities	13,591,034	9,875,209
Total current liabilities	47,240,915	37,397,111

Contract liabilities - noncurrent	—	1,049,258
Income tax payable - noncurrent	719,515	815,451
Operating lease liabilities - noncurrent	3,440,343	3,048,632
Other liabilities	1,090,222	1,180,478
TOTAL LIABILITIES	52,490,995	43,490,930

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $0.00001 par value , 10,000,000 authorized, 1,000,000 issued and outstanding as of December 31, 2020 and 2019, respectively	10	10
Common stock, $0.00001 par value , 100,000,000 authorized, 29,421,736 and 29,452,669 issued and outstanding as of December 31, 2020 and 2019, respectively	294	294
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	9,463,903	8,228,904
Retained earnings	9,097,408	9,402,294
Accumulated other comprehensive income	3,889,429	417,015
Total stockholders' equity attributable to China United's shareholders	30,641,493	26,238,966
Noncontrolling interests	24,595,741	19,512,526
TOTAL STOCKHOLDERS' EQUITY	55,237,234	45,751,492
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,728,229	$89,242,422

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Years ended
	December 31,
(Amount in USD)	2020	2019
Revenue	$124,267,072	$95,919,338
Cost of revenue	87,695,053	65,342,976

Gross profit	36,572,019	30,576,362

Operating expenses:
Selling	3,226,109	2,707,176
General and administrative	26,955,278	20,214,659
Total operating expenses	30,181,387	22,921,835

Income from operations	6,390,632	7,654,527

Other income (expenses):
Interest income	453,536	453,184
Interest expenses	(202,239)	(208,008)
Dividend income	390,030	367,557
Other - net	(590,319)	333,826
Total other income, net	51,008	946,559

Income before income tax	6,441,640	8,601,086
Income tax expense	(3,407,868)	(2,704,297)

Net income	3,033,772	5,896,789
Less: net income attributable to noncontrolling interests	(2,103,659)	(2,837,941)
Net income attributable to the Company's shareholders	930,113	3,058,848

Other comprehensive income (loss) items, net of tax:
Foreign currency translation gain	5,046,115	1,010,688
Other	(22,767)	(4,999)
Other comprehensive income	5,023,348	1,005,689

Comprehensive income	8,057,120	6,902,478
Less: comprehensive income attributable to noncontrolling interests	(3,654,593)	(3,255,297)

Comprehensive income attributable to China United’s shareholders	$4,402,527	$3,647,181

Weighted average shares outstanding:
Basic	29,421,736	29,429,448
Diluted	29,421,736	29,429,448

Earnings per share attributable to China United's shareholders:
Basic	$0.031	$0.101
Diluted	$0.031	$0.101

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity

Balance December 31, 2018	29,452,669	295	1,000,000	10	8,190,449	7,299,123	(171,318)	7,273,227	22,591,786	16,351,044	38,942,830

Appropriation of reserves	—	—	—	—	—	929,781	—	(929,781)	—	—	—
Dividends	—	—	—	—	—	—	—	—	—	(93,815)	(93,815)
Foreign currency translation gain	—	—	—	—	—	—	591,630	—	591,630	419,058	1,010,688
Other comprehensive loss	—	—	—	—	—	—	(3,297)	—	(3,297)	(1,702)	(4,999)
Retirement of common stock	(30,933)	(1)	—	—	—	—	—	—	(1)	—	(1)
Net income	—	—	—	—	—	—	—	3,058,848	3,058,848	2,837,941	5,896,789

Balance December 31, 2019	29,421,736	294	1,000,000	10	8,190,449	8,228,904	417,015	9,402,294	26,238,966	19,512,526	45,751,492

Appropriation of reserves	—	—	—	—	—	1,234,999	—	(1,234,999)	—	—	—
Issuance of preferred stock-based compensation	—	—	—	—	—	—	—	—	—	1,427,603	1,427,603
Business acquisition	—	—	—	—	—	—	—	—	—	1,019	1,019
Foreign currency translation gain	—	—	—				3,487,429	—	3,487,429	1,558,686	5,046,115
Other comprehensive loss	—	—	—	—	—	—	(15,015)	—	(15,015)	(7,752)	(22,767)
Net income	—	—	—	—	—	—	—	930,113	930,113	2,103,659	3,033,772

Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended
	December 31,
(Amount in USD)	2020	2019
Cash flows from operating activities:
Net income	$3,033,772	$5,896,789
Adjustment to reconcile net income to net cash provided by operating activities:
Noncash stock-based compensation	1,427,603	—
Depreciation and amortization	987,689	693,459
Net periodic pension cost	73,421	67,089
Amortization of bond premium	274	261
Gain on valuation of financial assets	(111,463)	(160,193)
Gain on sales of financial assets	(50,251)	(19,059)
Loss on disposal of property and equipment	8,967	9,676
Deferred income tax	(420,262)	(162,575)
Changes in operating assets and liabilities:
Accounts receivable	(1,253,807)	(6,710,665)
Other current assets	563,666	(902,894)
Other assets	(1,322,920)	(1,289,087)
Commissions payable to sales professionals	(1,234,427)	4,249,355
Contract liabilities	(1,812,922)	(306,961)
Income tax payable	517,202	565,522
Other current liabilities	3,140,436	3,023,931
Other liabilities	(253,218)	457,199
Net cash provided by operating activities	3,293,760	5,411,847

Cash flows from investing activities:
Cash received from issuance of preferred stock	375	—
Purchases of time deposits	(70,684,051)	(59,492,618)
Proceeds from maturities of time deposits	59,244,053	47,404,072
Purchases of marketable securities	(961,416)	(598,676)
Proceeds from sales of marketable securities	240,063	366,451
Purchase of property and equipment	(1,611,668)	(660,011)
Purchase of intangible assets	(94,214)	(192,719)
Proceeds from disposals of equipment	36,902	35,613
Net cash used in investing activities	(13,829,956)	(13,137,888)

Cash flows from financing activities:
Proceeds from short-term loans	27,280,129	31,818,847
Repayment of short-term loans	(21,500,000)	(32,153,385)
Proceeds from related party borrowings	—	73,899
Repayment to related party borrowings	(381,327)	—
Dividends paid to noncontrolling interests	—	(93,815)
Net cash provided by (used in) financing activities	5,398,802	(354,454)

Foreign currency translation	1,608,722	99,224
Net decrease in cash, cash equivalents and restricted cash	(3,528,672)	(7,981,271)

Cash, cash equivalents and restricted cash, beginning balance	12,658,500	20,639,771
Cash, cash equivalents and restricted cash, ending balance	$9,129,828	$12,658,500

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$200,900	$215,945
Income tax paid	$3,298,391	$2,064,231

Supplemental disclosures of non-cash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$4,010,991	$3,808,361
Lease liabilities recorded upon adoption of ASC 842	$—	$3,680,135
Right-of-use assets under operating leases recorded upon adoption of ASC 842	$—	$4,013,206

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

China United Insurance Service, Inc. (“China United” or “CUII”), its subsidiaries and variable-interest entities (collectively referred to herein as the “Company”) primarily engages in brokerage and insurance agency services. The Company markets and sells to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through aggregating them into three geographic operating segments, Taiwan, the PRC, and Hong Kong. The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTCQB.

The coronavirus pandemic (“COVID-19”) has resulted in global economic disruptions. We had experienced some adverse impacts on our business in the PRC Segment, such as limited access to our staff in the PRC in the beginning of the outbreak and restrictions on business travel within the PRC and between Taiwan and the PRC. Even though the operations in the PRC segment fully resumed in the year 2020, the pandemic has created global economic uncertainties and led to negative impact on the financial markets. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments related to COVID-19. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Acquisitions

On May 27, 2020, the Company completed the acquisition of Rays Technology Corporation ("Rays") for its 90% equity interest. The consideration to acquire 27,000 shares of Ray was US$9,177 (NTD 270,000). The transaction is accounted for a business acquisition. However, the Company did not recognize any goodwill or gain on bargain purchase as a result of the net asset value acquired approximating to the consideration paid. In December 2020, the equity interest in Rays increased from 90% to 99% due to additional capital injections by the Company.

In May 2019, the Company entered into an agreement to make capital contributions of $485,909 (NTD15 million) to AIlife International Investment Co., Limited (“AIlife”). After the contributions, the Company owned 93.75% of AIlife and acquired the remaining 6.25% interest in July 2019. The business objective of AIlife is to obtain a non-exclusive license covering certain information technology systems and generate revenues from marketing and making the technologies available to insurance intermediary companies.

On June 4, 2019, AIlife entered into an acquisition agreement with the selling shareholder of Uniwill Insurance Broker Co., Ltd (“Uniwill”), Pursuant to the acquisition agreement, AIlife agreed to pay $14,535 (NTD 450,000) in exchange for the insurance brokerage licenses issued to Uniwill by the Taiwanese government, along with right to the Uniwill company name and $6,455 (NTD 200,000) of legal deposits. The Company has no intention of operating the Uniwill existing brokerage business nor retaining any of its sales personnel. Therefore, the transaction was accounted for an asset acquisition.

The corporate structure as of March 19, 2021 is as follows:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income as previously reported.

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

Variable Interest Entities

Due to the legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, China United, through its subsidiary, Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (“WFOE”), entered into Exclusive Business Cooperation Agreement (the “EBCA”), Power of Attorney, Option Agreement, and Share Pledge Agreement (collectively, the First VIE Agreements) on January 17, 2011 with Anhou and Anhou original shareholders so as to operate and conduct the insurance agency and brokerage business in the PRC.

Pursuant to the EBCA, (a) WFOE has the right to provide Anhou with complete technical support, business support and related consulting services during the term of the EBCA; (b) Anhou agrees to accept all the consultations and services provided by WFOE. Anhou further agrees that unless with WFOE’s prior written consent, during the term of the EBCA, Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by the EBCA; (c) Anhou shall pay WFOE fees equal to 90% of the net income of Anhou, and the payment is quarterly; and (d) WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the EBCA. The term of the EBCA is 10 years and may be extended and determined by WFOE prior to the expiration thereof, and Anhou shall accept such extended term unconditionally.

To extend the business within the PRC, Anhou intended to increase its registered capital to RMB50 million (approximately $8 million) to meet the requirement of the China Insurance Regulatory Commission (the “CIRC”) so that it can set up new branches in any province beyond its current operations in China. China United increased the investment in Anhou through various loan agreements with the shareholders of Anhou. Due to the capital increase, a series of variable interest agreements (the “Second VIE Agreements”), which include Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, were signed on October 24, 2013 and entered in the same form as the First VIE Agreements, other than the change of shareholder names and their respective shareholdings. The First VIE Agreements were terminated by and among WFOE, Anhou and Anhou original shareholders on the same date. The EBCA executed by and between WFOE and Anhou on January 17, 2011 remains in full effect.

As a result of the Second VIE Agreements, WFOE is considered the primary beneficiary of Anhou and has effective control over Anhou. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries (collectively, the “Consolidated Affiliated Entities” or the “CAE”) are consolidated from the earliest period presented. The Company reviews the VIE’s status on an annual basis and determine if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; and (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses. For the years ended December 31, 2020 and 2019, no event took place that would change the Company’s primary beneficiary status.

Noncontrolling Interests

Noncontrolling interests represent amounts related to majority-owned subsidiaries in which the Company has a controlling financial interest. The amount of noncontrolling interest is consisted of the amount of such interests at the date of the Company's original acquisition of an equity interest and the noncontrolling holders' percentage share of income or losses from the subsidiaries.

Foreign Currency

China United’s financial statements are presented in U.S. dollars ($), which is the China United’s reporting and functional currency. The functional currencies of the China United’s subsidiaries are New Taiwan dollar (“NTD”), China yuan (“RMB”) and Hong Kong dollar (“HKD”). The resulting translation adjustments are reported under other comprehensive income. Gains and losses resulting from the translation of foreign currency transactions are reflected in the consolidated statements of operations and other comprehensive income (loss). Monetary assets and liabilities denominated in foreign currency are translated at the functional currency using the rate of exchange prevailing at the balance sheet date. Any differences are taken to profit or loss as a gain or loss on foreign currency translation in the consolidated statements of operations and other comprehensive income (loss).

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

	Years Ended December 31,
	2020		2019
Average rate:
Taiwan dollar (NTD)	NTD	29.44185	NTD	30.88782
China yuan (RMB)	RMB	6.90013	RMB	6.90721
Hong Kong dollar (HKD)	HKD	7.75576	HKD	7.83459
United States dollar ($)		$1.00000		$1.00000

	December 31,
	2020		2019
Exchange rate:
Taiwan dollar (NTD)	NTD	28.07725	NTD	29.95314
China yuan (RMB)	RMB	6.52765	RMB	6.96676
Hong Kong dollar (HKD)	HKD	7.75249	HKD	7.78722
United States dollar ($)		$1.00000		$1.00000

Cash and Cash Equivalents

Cash and cash equivalents include cash in banks, bank deposits, and highly liquid investments with maturities of three months or less at the date of origination.

Restricted Cash

Restricted cash represent amounts held in banks by the Company in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies by the CIRC and a trust account held for bonus accrued for officers.

Marketable Securities

The Company invests part of its excessive cash in equity securities and money market funds. Marketable securities represent securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized and unrealized gains and losses are recorded in other income (expense).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2020 and 2019.

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

Impairment of Long-Lived Assets

The Company reviews the carrying values of the long-lived assets when circumstances warrant as to whether the carrying value has become impaired. The Company considers assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from its related operations. There was no impairment recognized for the years ended December 31, 2020 and 2019.

Long-Term Investments

Long-term investments include government bonds held as available-for-sale, investment in real estate investment trusts (“REITs”) measured at fair value through net income, and equity investments under cost method. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company evaluates its available-for-sale debt securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense) in the consolidated statements of comprehensive loss.

The Company measures equity investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% using cost method, and no changes in fair value is recognized in net income (loss) for the equity investments accounted for the cost method. The Company's cost method investments are carried at cost and adjusted for other-than-temporary declines in fair value. The Company evaluates its investments for impairments annually and when factors indicate that a significant decrease in value has occurred. Factors considered in making such assessments may include near-term prospects of the investees and the investees' capital structure, as well as other economic variables which reflect assumptions market participants may use in pricing these assets. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, the Company reduces the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment.

Advertising Costs

The Company expenses all advertising costs, which include promotions and branding, as incurred. The Company incurred $237,418 and $238,648 in advertising and marketing costs during the years ended December 31, 2020 and 2019, respectively.

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

The Company considers the contracts with insurance companies contain one performance obligation and consideration should be recorded when performance obligation is satisfied at point in time. The amount of revenue to be recognized when the insurance policy is effective includes first year commission and other contingent commission that a significant reversal of revenue would not occur in the subsequent periods. When other contingent commission that could not be determined if a significant reversal of revenue would occur, the Company recognizes the commission after receiving insurance companies' notice.

The Company is obligated to pay commissions to its sales professionals when an insurance policy becomes effective. The Company recognizes commission revenue granted from insurance companies on a gross basis, and the commissions paid to its sales professionals are recognized as cost of revenue.

For the years ended December 31, 2020 and 2019, the Company recorded revenue of $124,267,072 and $95,919,338, respectively. Disaggregation information of revenue is disclosed in Note 22.

Stock-Based Compensation

We have preferred stock-based compensation issued to non-related entities for Uniwill. The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Please see Note 12 for additional information.

Income Taxes

The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company has elected to recognize a tax on global intangible low-taxed income ("GILTI"), which was imposed by the 2017 Tax Cuts and Jobs Act (the "2017 Tax Act"), as tax expense in the period the tax is incurred.

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of December 31, 2020 and 2019, the Company does not have any potentially dilutive instrument.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of December 31, 2020, and 2019, approximately $2,229,000 and $2,293,000 of the Company’s cash and cash equivalents, time deposits, restricted cash, and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $63,222,000 and $50,108,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have collectability concern.

For the years ended December 31, 2020 and 2019, the Company earns commission revenues from an insurance company individually more than 10%of the total revenue of the Company were:

	Years Ended December 31,
	2020		2019
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$29,120,466	23%	$13,391,873	14%
Taiwan Life Insurance Co., Ltd.	25,227,920	20%	18,562,429	19%
Farglory Life Insurance Co., Ltd.	15,336,439	12%	16,452,723	17%

As of December 31, 2020, and 2019, the Company’s accounts receivable due from an insurance company individually accounted more than 10% of the total account receivable were:

	December 31,
	2020		2019
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$7,761,664	31%	$4,239,621	19%
Taiwan Life Insurance Co., Ltd.	4,557,862	18%	4,012,914	18%
Farglory Life Insurance Co., Ltd.	2,787,586	11%	2,664,140	12%
Shin Kong Life Insurance Co., Ltd.	(*)	(*)	3,586,795	16%
AIA International Limited Taiwan Branch	(*)	(*)	2,447,051	11%

(*)The related accounts receivable for the year ended had not exceeded 10% or more of the consolidated accounts receivable.

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

Equity Securities, Equity-method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 will be effective for the Company in the first quarter of 2021. While the Company is currently assessing the impact of the new guidance, it is not expected to have a material impact on our consolidated financial statements.

Convertible Debt, and Derivatives and Hedging

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity's own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Cash and cash equivalents:
Cash on hand and in banks	$9,063,338	$11,151,816
Time deposits - with original maturities less than three months (see Note 3)	—	1,463,192
	9,063,338	12,615,008
Restricted cash – noncurrent	66,490	43,492
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$9,129,828	$12,658,500

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for officers of Law Insurance Broker Co., Limited ("Law Broker').

NOTE 3 – TIME DEPOSITS

Time deposits are short-term bank deposits with maturities of more than three months but less than one year at the date of origination and consisted of the following:

	December 31,
	2020	2019

Total time deposits	$53,339,508	$40,194,850
Less: time deposits – original maturities less than three months (see Note 2)	—	(1,463,192)
Time deposits – original maturities over three months but less than one year	$53,339,508	$38,731,658

The deposits are presented at their cost, including accrued interest. The deposits bear annual interest rates ranging from 0.05% to 2.60% and from 0.24% to 3.53% during 2020 and 2019, respectively.

The Company had a total of $15,930,161 (NTD 447.3 million) and $11,920,632 (NTD 357.0 million) restricted time deposits, respectively, as of December 31, 2020 and 2019. During 2020, time deposits of $35,616 (NTD 1 million) was pledged as collateral for the Company’s credit card. In addition, the Company had time deposits of $15,894,545 and $11,920,632 pledged as collateral for short-term loans, respectively, as of December 31, 2020 and 2019. See Note 9.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities, consisted of stock mutual funds, were $1,272,573 and $290,153 as of December 31, 2020 and 2019, respectively. Realized and unrealized gains (losses) for the years ended December 31, 2020 and 2019 are summarized below:

	Years Ended December 31,
	2020	2019
Net unrealized gains (losses) on marketable securities held	$124,825	$(389)
Net realized gains for marketable securities sold	50,401	19,059
Total net gains recognized in other income	$175,226	$18,670

For the years ended December 31, 2020 and 2019, the Company purchased marketable securities of $961,416 and 598,676, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following, as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Office equipment	$2,002,634	$1,442,134
Office furniture	102,557	117,767
Leasehold improvements	2,194,531	1,197,886
Transportation equipment	233,731	224,669
Other equipment	800,246	580,445
Total	5,333,699	3,562,901
Less: accumulated depreciation	(2,960,454)	(2,160,035)
Total property and equipment, net	$2,373,245	$1,402,866

Depreciation expense was $730,263 and $452,266 for the years ended December 31, 2020 and 2019, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

As of December 31, 2020 and 2019, the Company’s intangible assets consisted the following:

	December 31,
	2020	2019
Software	$2,264,482	$2,030,057
Less: accumulated amortization	(1,882,735)	(1,511,793)
Total intangible assets, net	$381,747	$518,264

Estimated future assets amortization as of December 31, 2020 is as follows:

Years ending December 31,	Amount
2021	$174,148
2022	100,419
2023	68,988
2024	26,698
2025	11,494
Thereafter	—
Total	$381,747

Amortization expense was $257,426 and $241,193 for the years ended December 31, 2020 and 2019, respectively.

NOTE 7 – LONG-TERM INVESTMENTS

As of December 31, 2020 and 2019, the Company’s long-term investments consisted the following:

	December 31,
	2020	2019
Equity investments under cost method	$1,368,899	$1,283,168
Government bonds held for available-for-sale	107,096	101,203
REITs	1,359,100	1,308,711
Total long-term investments	$2,835,095	$2,693,082

Equity Investments under Cost Method

	December 31, 2020		December 31, 2019
	Investment		Investment
Investee	Ownership	Amount	Ownership	Amount
Genius Insurance Broker Co., Ltd (“GIB”)	11.73%	$1,368,899	15.64%	$1,283,168

A decrease in the investment ownership was due to capital injections by other investors of GIB. The Company did not participate in the capital injections and hence the percentage of the investment ownership was diluted from 15.64% to 11.73%. The change does not have an effect on the classification and measurement of the investment in GIB.

The change in carrying value of equity investment between the two years resulted from the fluctuation of exchange rates. The Company received $325,197 and $311,350 dividend income distributed from the investee for the years ended December 31, 2020 and 2019, respectively.

Government Bonds Held for Available-for-Sale

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($106,848 and $100,156 as of December 31, 2020 and 2019, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds are valued based on theoretical bond price in Taipei Exchange.

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
December 31, 2020:
Government bonds	$106,906	$190	$—	$107,096
Total	$106,906	$190	$—	$107,096

December 31, 2019:
Government bonds	$100,479	$724	$—	$101,203
Total	$100,479	$724	$—	$101,203

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of December 31, 2020 and 2019 were $1,359,100 and $1,308,711, respectively. Unrealized gains included in earnings for assets held at the end of the reporting periods were $50,389 and $188,472 for the years ended December 31, 2020 and 2019, respectively.

During the years ended December 31, 2020 and 2019, no other-than temporary impairment were recorded related to the long-term investments.

NOTE 8 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to professionals consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Taiwan	$11,814,222	$12,123,149
PRC	274,069	422,581
Hong Kong	—	—
Total commissions payable to sales professionals	$12,088,291	$12,545,730

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 9 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.9 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the higher of CUB's adjustable rates for loans plus a margin of 0.41% or the 1-month TAIBOR rate plus a margin of 0.8% and matures on May 4, 2021	Time deposits	$6,019,108	$6,019,108	$—	$—
$4.0 million revolving line of credit with O-Bank Co., Ltd. (“O-Bank”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on October 22, 2020	Time deposits	—	—	2,600,000	3,038,079
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on January 22, 2021	Time deposits	4,000,000	4,915,011	—	—
$1.6 million revolving line of credit with KGI Commercial Bank Co., Ltd. (“KGI”); the loan bears interest at the LIBOR rate plus a margin of 0.9% and matures on October 2, 2020	Time deposits	—	—	1,500,000	2,295,061
$1.6 million revolving line of credit with KGI; the loan bears interest at the LIBOR rate plus a margin of 0.9% and matures on October 2, 2020	Time deposits	—	—	—	1,786,660
$1.6 million revolving line of credit with KGI; the loan bears interest at the LIBOR rate plus a margin of 0.9% and matures on January 19, 2021	Time deposits	2,100,000	2,443,003	—	—
$1.5 million revolving line of credit with CTBC; the loan bears interest at the CTBC’s cost of funds plus a margin of 1% and matures on August 31, 2020	Time deposits	—	—	1,500,000	1,736,045
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matures on August 28, 2021	Time deposits	1,200,000	1,384,833	—	—
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.85% and matures on January 8, 2021	Time deposits	840,000	1,132,590	2,500,000	3,064,787
		$14,159,108	$15,894,545	$8,100,000	$11,920,632

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses incurred from the credit facilities were $200,900 and $199,979 for the years ended December 31, 2020 and 2019, respectively.

NOTE 10 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Accrued bonus	$7,854,488	$4,961,323
Payroll payable and other benefits	1,767,417	1,317,367
Accrued business tax and tax withholdings	1,643,082	1,262,570
Accrued tax penalties	170,016	—
Other accrued expenses	2,156,031	2,333,949
Total other current liabilities	$13,591,034	$9,875,209

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $5,948,157 and $4,057,515, respectively, related to cash awards to employees as of December 31, 2020 and 2019. The Company has other compensation plans solely provided by Law Broker to its officers.

The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the years ended December 31, 2020 and 2019, the bonus expenses to Law Broker’s officers under the compensation plans were $919,053 and $824,213, respectively. As of December 31, 2020 and 2019, the Company had accrued bonus of $1,906,331 and $903,808 payable within next 12 months, and noncurrent accrued bonus of $237,440 and $471,466, respectively, related to the compensation plans for Law Broker’s officers. See Note 20 for additional information of agreements with Law Broker’s officers.

NOTE 11 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Due to previous shareholders of AHFL	$534,240	$500,782
Accrued bonus - noncurrent (Note 10)	237,440	471,466
Net defined benefit liability	318,542	208,230
Total other liabilities	$1,090,222	$1,180,478

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of Action Holdings Financial Limited (“AHFL”) entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. In March 2021, the Company entered a seventh amendment with the selling shareholders is in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. The amount consisted of 68% and 32% of payables due to related parties and third parties, respectively. As of December 31, 2020 and 2019, the amount due to previous shareholders of AHFL were $534,240 and $500,782, respectively.

Defined Benefit Pension Plan

One of the subsidiaries, Law Broker, has a defined benefit retirement plan for eligible employees and the benefits are based on years of service and average service. The plan was underfunded by $318,542 and $208,230 as of December 31, 2020 and 2019, respectively.

NOTE 12 – STOCK-BASED COMPENSATION TO NONEMPLOYEES

On November 15, 2019, AIlife entered into a Joint Venture Agreement (the “JV Agreement”) with two non-related entities (collectively, the “Labor Parties”) and agreed to invest funds, labor, and technology into Uniwill. Pursuant to the JV Agreement, the paid-in capital of Uniwill should increase to an aggregate amount of $13.3 million (NTD 400 million) by AIlife, provided that the Labor Parties fulfill their commitments no later than December 31, 2021. On August 15, 2019, AIlife increased and completed the capital injections in Uniwill to the amount of $3.3 million (NTD 100 million).

According to the term of the JV Agreement, the Labor Parties shall be entitled of 9,608 preferred stock if the following milestones are met: (a) the registered number of insurance business professional sales of Uniwill is more than 200, (b) the business performance shall reach FYB NTD 5 million or more, and (c) one of two employees of the Labor Parties designated by AIlife shall join Uniwill within 6 months after the paid-in capital of Uniwill increased to NTD100 million (hereinafter refer to the “performance target”). The preferred stock shall provide for (a) the right to receive a distribution of 50% of the net-income of Uniwill, (b) the right to convert such preferred stock into common stock at 1 to 1000 after the date when the registered number of sales reaches 1,000 and FYC reaches NT$250 million, (c) the right to elect directors, (d) the voting rights owned by the Company and the Labor Parties should be 51:49 due to 1,000 voting right per preferred stock, and (e) the number of the preferred stock to the Labor Parties shall be issued along with the proportion when the paid-in capital of Uniwill increases to NTD 400 million once the registered number of sales reaches 1,000.

On February 10, 2020, the grant date, Uniwill issued a total of 9,608 preferred stock (the “initial preferred stock”) to the Labor Parties for cash and recognized compensation cost when the performance target was achieved. During the fourth quarter of 2020, the Company and the Labor Parties conducted a business projection review and discovered that the sales professional retention rate was not considered in the initial business projection plan. As a result, the fair value of the preferred stock was reevaluated and updated to include the consideration of the sales professional retention rate. The Company determined that each of the initial preferred stock has a value of approximately $102 (NTD 3,070) using the Black-Scholes-Merton option pricing model and restated its interim consolidated financial statements previously filed during the year 2020 (see Note 25). Compensation cost of $980,466 was recognized for the initial preferred stock issued.

On March 3, 2021, the Labor Parties and AIlife entered to an amendment to the JV agreement (the “Amendment”) and agreed that the final paid-up capital of Uniwil will be NTD 400 million and the paid-up capital of initial stage is NTD100 million. AIlife is obligated to fulfill its NTD 400 million paid-in capital within eight years after the registered number of sales exceeds 1,000 and the cumulative revenue of Uniwill reaches NTD 8.7 billion. If the cumulative revenue of NTD 8.7 cannot be met, AIlife shall contribute the same percentage of such NTD 400 million obligation in accordance with the actual cumulative revenue to NTD 8.7 billion.

Each incremental preferred stock (the “incremental preferred stock”) to be issued along with the proportion of the paid-in capital has a value of approximately $16 (NTD 437). Compensation cost of $447,137 was recorded in December 2020 since the Labor Parties are entitled of the incremental preferred stock of 28,823 due to the registered number of sales reached 1,000. For the year ended December 31, 2020, a total of the compensation cost related to the JV agreement was $1,427,603, which was considered as the Labor Parties’ contributions to Uniwill (see Note 15).

The assumptions used and the calculated fair value of the preferred stock on the grant date were as follows:

	Initial preferred stock	Incremental preferred stock
Risk-free interest rate	1.37%	1.50%
Expected equity volatility	30.0%	30.0%
Expected revenue volatility	17.5%	17.5%
Discount rate	18.0%	18.0%
Expected term in years	1.9	7.8
Strike price	(a) Sales professionals: 1,000 (b) Revenue: NTD 250 million	(a) Sales professionals: 1,000 (b) Cumulative revenue: NTD 8.7 billion

NOTE 13 – PREFERRED STOCK

The Company had 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) issued and outstanding as of December 31, 2020 and 2019. The Series A Stock has the following rights and preferences:

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

NOTE 14 – STATUTORY RESERVES

According to Taiwan accounting rules and corporation regulations, the Company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve reaches registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital. As of December 31, 2020 and 2019, the Company had statutory reserves in responding to the regulation requirements in Taiwan in the amount of $9,463,903 and $8,228,904, respectively.

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of net profits, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve due to as the accumulated deficit as of December 31, 2020 and 2019.

NOTE 15 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of December 31, 2020 and 2019:

	% of Non-				Other
	controlling	December 31,	Contribution	Net Income	Comprehensive	December 31,
Name of Entity	Interest	2019	/Acquisition	(Loss)	Income	2020
Law Enterprise	34.05%	$(204,964)	$—	$(241,231)	$31,238	$(414,957)
Law Broker	34.05%	19,536,104	—	4,193,314	1,447,854	25,177,272
Uniwill	50.00%	—	1,427,603	(1,918,023)	69,385	(421,035)
Rays	1.00%	—	1,019	(6,791)	—	(5,772)
PFAL	49.00%	351,278	—	71,713	987	423,978
MKI	49.00%	283	—	(1,015)	—	(732)
PA Taiwan	49.00%	(167,531)	—	4,227	291	(163,013)
PTC Nanjing	49.00%	(2,644)	—	1,465	1,179	—
Total		$19,512,526	$1,428,622	$2,103,659	$1,550,934	$24,595,741

	% of Non-			Other
	Controlling	December 31,	Net Income	Comprehensive		December 31,
Name of Entity	Interests	2018	(Loss)	Income (Loss)	Dividends	2019
Law Enterprise	34.05%	$(72,557)	$(147,948)	$15,541	$—	$(204,964)
Law Broker	34.05%	16,149,662	2,985,723	400,719	—	19,536,104
PFAL	49.00%	436,742	7,086	1,265	(93,815)	351,278
MKI	49.00%	(2,630)	2,913	—	—	283
PA Taiwan	49.00%	(157,762)	(9,694)	(75)	—	(167,531)
PTC Nanjing	49.00%	(2,411)	(139)	(94)	—	(2,644)
Total		$16,351,044	$2,837,941	$417,356	$(93,815)	$19,512,526

NOTE 16 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets, and contract liabilities from contracts with customers is as follows:

	December 31,
	2020	2019
Accounts receivable	$25,346,250	$22,541,558
Contract liabilities – current	1,119,361	1,781,975
Contract liabilities – noncurrent	—	1,049,258

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of December 31, 2020 and 2019, the Company had nil of contract assets.

Contract Liabilities – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or China United. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee of approximately $8,326,700 (NTD250,000,000, including the tax of NTD11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	12,223,829	(6)	NTD	611,191	NTD	19,204,743	(6)	NTD	960,237
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	—		NTD	—	NTD	—		NTD	—
TOTAL		NTD	250,000,000	NTD	85,554,959		NTD	4,277,747	NTD	121,111,707		NTD	6,055,587

1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD 27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD4,761,905), net of VAT, and $530,056 (NTD15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.
2)	For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.
3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD12,628,201), net of VAT, and refund amount of $633,955 (NTD18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
4)	For the year ended December 31, 2018, the Company recognized the fourth contract year’s revenue amount of $372,650 (NTD11,228,600), net of VAT, and refund amount of $670,389 (NTD 20,199,971), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
5)	For the year ended December 31, 2019, the Company recognized the fifth contract year’s revenue amount of $306,961 (NTD9,481,371), net of VAT, and refund the amount of $710,545 (NTD 21,947,200), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
6)	For the year ended December 31, 2020, the Company estimated to recognize the sixth contract year’s revenue amount of $380,864 (NTD11,213,344), net of VAT, and refund the amount of $686,615 (NTD 20,215,227), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

The revenue recorded and refund amounts were trued up to $415,186 (NTD 12,223,829) , net of VAT, and $652,294 (NTD 19,204,743) , net of VAT, respectively, for the year ended December 31, 2020 based on notice received from AIATW.

The Company recognized revenue of $415,186 (NTD12,223,829) and $306,961 (NTD 9,481,371), net of VAT, for the years ended December 31, 2020 and 2019 related to this agreement.

As of December 31, 2020 and 2019, the Company had non-current portion of contract liabilities of nil and $1,049,258, respectively, and current contract liabilities of $1,119,361 and 1,781,975, respectively, related to the Alliance Agreement.

NOTE 17 – LEASE

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

The Company has operating leases for its offices with lease terms ranging from one to six years. The Company recorded operating lease cost of $3,455,588 and $2,202,195 for the years ended December 31, 2020 and 2019.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2020 and 2019, operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
	2020	2019
Right-of-use assets under operating leases	$6,524,555	$5,522,665
Operating lease liabilities – current	3,043,056	2,242,034
Operating lease liabilities – noncurrent	3,440,343	3,048,632

Lease Term and Discount Rate

	December 31,
	2020		2019
Weighted average remaining lease term
Operating lease	2.64	years	2.91	years
Weighted average discount rate
Operating lease	3.15%		2.85%

Supplemental Cash Flow Information Related to Leases

	Years Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$3,310,015	$2,655,644
Amortization of right-of-use assets under operating leases	$3,009,101	$2,298,902

The minimum future lease payments as of December 31, 2020 are as follows:

Amount
2021	$3,193,794
2022	1,956,905
2023	973,182
2024	543,751
2025	91,980
Thereafter	—
Total minimum lease payments	6,759,612
Less: Interest	(276,213)
Present value of future minimum lease payments	$6,483,399

NOTE 18 – INCOME TAX

Provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 consisted of:

	Years Ended December 31,
	2020	2019
Current income provision
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	3,936,977	2,866,872
	$3,936,977	$2,866,872
Deferred income benefit
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	(529,109)	(162,575)
	$(529,109)	$(162,575)

Income tax provision	$3,407,868	$2,704,297

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2020 and 2019 consisted of the following:

	December 31,
	2020	2019
Deferred tax assets
Net operating loss carryforwards	$2,159,332	$1,151,941
Unrealized foreign currency exchange loss	255,905	134,474
Accrued bonus to Law Broker’s officer	386,693	241,930
Preferred stock-based compensation cost	299,887	—
Others	79,030	64,960
Total	$3,180,847	$1,593,305
Valuation allowance	(2,158,957)	(1,151,941)
Net deferred tax assets - noncurrent	$1,021,890	$441,364

Deferred tax liabilities - noncurrent	$—	$—

Management determined that it was unlikely that the Company’s deferred tax assets from the net operating loss in the PRC and China United would be realized and provided a full valuation allowance against the deferred tax assets. In the PRC, the net operating losses generated in a tax year can be carryforward for ten years. The 2017 Tax Act allows the net operating losses generated after December 31, 2017 to be carryforward indefinitely, whereas the operating losses generated in tax years prior to December 31, 2017 can only be carryforward for twenty years.

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	—%	1%
Income tax on undistributed earnings	8%	5%
Change in valuation allowance	21%	6%
Non-deductible and non-taxable items	1%	(1)%
True up of prior year income tax	(2)%	—%
Withholding tax	5%	—%
Effective tax rate	53%	31%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and subject to a statutory tax rate on income reported in the statutory financial statements at 20% and a tax on undistributed earnings at 5%. The Company had no plan to distribute earnings earned for the years ended December 2020 and 2019, and the tax on undistributed earnings of 5% was estimated. During the year 2020, the Company received an assessment letter from National Taxation Bureau of Taiwan, which requires the Company to remit a supplementary tax payment of $281,605 related to a withholding tax matters, and the amount was fully paid in September 2020. The Company recognized interest and penalties of approximately $145,000, in general and administrative expenses for the year ended December 31, 2020. As of December 31, 2020 and 2019, the Company had current tax payable of $2,978,617 and $2,230,793 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities in the PRC are governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. WFOE and the CAE had no income tax expenses for the years ended December 31, 2020 and 2019 due to the loss positions.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 8.25% on the estimated assessable profits. As of December 31, 2020 and 2019, the Company had current tax payable of $13,613 and $56,993 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. The one-time transition tax, based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, was recorded at $1,199,195 for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of December 31, 2020, and 2019, the Company had current tax payable of $153,787 and $101,518 and noncurrent tax payable of $719,515 and 815,451 for U.S. income tax.

The 2017 Tax Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (a) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (b) the amount of certain interest expense taken into account in the determination of net CFC-tested income. For the year ended December 31, 2020 and 2019, the Company did not have any GILTI tax obligation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), P.L. 116-136, was passed into law, amending portions of certain relevant US tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: (a) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (b) accelerating alternative minimum tax credit refunds, (c) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (d) providing a technical correction for depreciation related to qualified improvement property. The Company does not believe that the CARES Act will have a material impact on the Company's consolidated financial statements.

The Company files income tax returns in the U.S. federal and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, Taiwan, and the PRC income tax examinations by tax authorities for years before 2017, 2015, and 2010, respectively. For the year ended December 31, 2020 and 2019, the Company did not have any unrecognized tax benefits. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company did not anticipate significant changes in its uncertain tax positions over the next 12 months.

NOTE 19 – RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Due to Mr. Mao (CEO and Principal shareholder of the Company)	$—	$373,183
Due to Ms. Lu (A shareholder of Anhou)	78,541	85,074
Others	15,506	4,602
Total	$94,047	$462,859

Due to Mr. Mao

Amounts due to Mr. Mao were associated with funding provided by Mr. Mao for the formation of our subsidiaries in China in 2011. The Company has paid off all the amount due to Mr. Mao in 2020. As of December 31, 2019, the amount of $373,183 were non-interesting bearing and payable on demand.

Due to Ms. Lu

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

NOTE 20 – COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 17.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral for short-term loans in Note 9.

Legal Proceedings

On December 20, 2018, the Company and one of the Company’s former employees, agreed to settle fraud charges brought by the SEC relating to a scheme to manipulate the Company's trading volume for the purpose of obtaining a listing on NASDAQ Stock Market. Neither the Company nor the former employee realized financial gain from the scheme. Both the Company and the former employee agreed to the entry of a final judgment entered on January 18, 2019 that enjoins them from violating the charged provisions of the federal securities laws, orders the Company to comply with its undertaking to retain an independent compliance monitor for a period of not less than one year. The SEC did not seek a monetary penalty against the Company and there is no financial impact to the Company.

On April 10, 2020, the Company submitted a written certification (the "Certification") to the SEC of its compliance with the undertaking indicated by the Final Judgment entered into on January 18, 2019 in front of the United States District Court for the Southern District of New York (SEC v. China United Ins. Serv., Inc., No. 18 Civ. 12055, Consent of Defendant China United Insurance Service, Inc. (ECF No. 3-1) (S.D.N.Y Dec. 20, 2018)) requiring the Company to retain an independent compliance monitor ("Independent Monitor") for a period of not less than one year. The Independent Monitor was mandated to review and evaluate the Company's commitment to and implementation of a revised compliance program and to submit a final report to the SEC with respect to these matters. The Company reviewed the Independent Monitor's final report submitted to the SEC on December 23, 2019 and confirmed in its Certification that, to the best knowledge of the Company, the factual content of the final report was true and accurate as of the date of such report.

Appointment Agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the year ended December 31, 2020 and 2019, the Company has recorded the compensation expense of $200,558 and $160,613 under the appointment agreement, respectively.

Engagement Agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the year ended December 31, 2020 and 2019, the Company has recorded the performance bonus expense of $718,495 and $663,601 under the engagement agreement, respectively.

NOTE 21 – FAIR VALUE MEASUREMENTS

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

	December 31, 2020
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Total cash equivalents, time deposits, and restricted cash equivalents	$53,339,508	$—	$—	$53,339,508
Marketable securities:
Stock mutual funds	1,272,573	—	—	1,272,573
Long-term investments:
Government bonds held for available-for-sale	—	107,096	—	107,096
REITs	1,359,100	—	—	1,359,100
Total assets measured at fair value	$55,971,181	$107,096	$—	$56,078,277

	December 31, 2019
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Total cash equivalents, time deposits, and restricted cash equivalents	$40,194,850	$—	$—	$40,194,850
Marketable securities:
Stock mutual funds	290,153	—	—	290,153
Long-term investments:
Government bonds held for available-for-sale	—	101,203	—	101,203
REITs	1,308,711	—	—	1,308,711
Total assets measured at fair value	$41,793,714	$101,203	$—	$41,894,917

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

NOTE 22 – SEGMENT REPORTING

The Company manages its business as three operating segments by operating geographic areas. The business of WFOE and the CAE in PRC was managed and reviewed as PRC segment. The business of AHFL and its subsidiaries in Taiwan was managed and reviewed as Taiwan segment. The business of PFAL was managed and reviewed as Hong Kong segment. PRC and Taiwan segments retain majority of reported consolidated amounts.

The geographical distributions of the Company’s financial information for the years ended December 31, 2020 and 2019 were as follows:

	Years Ended December 31,
Geographic Areas	2020	2019
Revenue
Taiwan	$119,143,726	$87,415,243
PRC	6,426,670	8,517,475
Hong Kong	315,973	283,918
Elimination adjustment	(1,619,297)	(297,298)
Total revenue	$124,267,072	$95,919,338

Income (loss) from operations
Taiwan	$5,124,493	$7,278,045
PRC	(145,748)	181,330
Hong Kong	129,063	28,633
Elimination adjustment	1,282,824	166,519
Total income from operations	$6,390,632	$7,654,527

Net income
Taiwan	$3,321,374	$5,692,137
PRC	(516,589)	176,112
Hong Kong	146,353	14,461
Elimination adjustment	82,634	14,079
Total net income	$3,033,772	$5,896,789

The geographical distribution of the Company’s financial information as of December 31, 2020 and 2019 were as follows:

	December 31,
Geographical Areas	2020	2019
Long-lived assets
Taiwan	$2,198,739	$1,280,728
PRC	175,748	124,443
Hong Kong	1,664	602
Elimination adjustment	(2,906)	(2,907)
Total long-lived assets	$2,373,245	$1,402,866

Reportable assets
Taiwan	$171,037,252	$144,663,045
PRC	13,149,306	12,349,634
Hong Kong	915,628	800,746
Elimination adjustment	(77,373,957)	(68,571,003)
Total reportable assets	$107,728,229	$89,242,422

Capital investment
Taiwan	$1,522,189	$602,442
PRC	87,903	57,569
Hong Kong	1,576	—
Elimination adjustment	—	—
Total capital investments	$1,611,668	$660,011

NOTE 23- CONDENSED PARENT COMPANY ONLY FINANCIAL STATEMENTS

The condensed parent company only financial information for the Company is presented below:

Condensed Balance Sheets

	December 31,
(Amount in USD)	2020	2019
ASSETS
Current assets
Cash	$54,422	$637,676
Other current assets	93,296	27,630
Due from related parties	4,630,558	4,724,108
Total current assets	4,778,276	5,389,414

Investment in subsidiaries	9,803,635	9,803,635
TOTAL ASSETS	$14,581,911	$15,193,049

LIABILITIES AND EQUITY
Current liabilities
Short-term loans	$8,140,000	$8,100,000
Income tax payable – current	153,787	101,517
Other current liabilities	273,785	160,710
Due to related parties	4,596,474	3,008,867
Total current liabilities	13,164,046	11,371,094

Income tax payable – noncurrent	719,515	815,451
Other liabilities	534,240	500,782
TOTAL LIABILITIES	14,417,801	12,687,327

STOCKHOLDERS EQUITY
Preferred stock, $0.00001 par value, 10,000,000 authorized, 1,000,000 issued and outstanding as of December 31, 2020 and 2019, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 authorized, 29,421,736 and 29,452,669 issued and outstanding as of December 31, 2020 and 2019, respectively	294	294
Additional paid-in capital	5,784,160	5,784,160
Accumulated deficit	(5,620,354)	(3,278,742)
TOTAL STOCKHOLDERS' EQUITY	164,110	2,505,722
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,581,911	$15,193,049

Condensed Statements of Operations

	Years End December 31,
(Amount in USD)	2020	2019

General and administrative expenses	$2,086,678	$1,972,534
Other expense, net	254,934	131,352
Net loss before income tax	2,341,612	2,103,886

Income tax expense	—	—
Net loss	$2,341,612	$2,103,886

Condensed Statements of Cash Flows

	Years End December 31,
(Amount in USD)	2020	2019
Cash flows from operating activities:
Net loss	$(2,341,612)	$(2,103,886)
Changes in operating assets and liabilities:
Other current assets	(65,666)	(26,830)
Income tax payable	(43,666)	(214,339)
Other current liabilities	113,075	83,160
Other liabilities	33,458	20,223
Net cash used in operating activities	(2,304,411)	(2,241,672)

Cash flows from financing activities:
Proceeds from short-term loans	21,540,000	17,250,000
Repayment of from short-term loans	(21,500,000)	(17,350,000)
Net proceeds to related parties	1,681,157	2,914,828
Net cash provided by financing activities	1,721,157	2,814,828

Net (decrease) increase in cash and cash equivalents	(583,254)	573,156
Cash and cash equivalents at beginning of year	637,676	64,520
Cash and cash equivalents at end of year	$54,422	$637,676

NOTE 24 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements.

NOTE 25 – RESTATEMENT OF PRIOR ISSUED FINANCIAL STATEMENTS

As a result of an internal review of Uniwill business projection, the Company and the Labor Parties discovered that the previous business projection did not include a consideration of the retention rate of the sale professionals. In the previous business projection, the Company and the Labor Parties had assumed all the new sales professionals joined through the efforts of the Labor Parties would continue to retain with Uniwill. However, the Company noticed that the actual retention rate of the new sales professionals was about 54% as of December 31, 2020, compared the rate with industry averages, and determined that the previous business projection did not reflect the actual conditions. The Company and the Labor Parties then included the retention rate in the business projection and determined that compensation cost recognized in the interim periods ended March 31, June 30, and September 30, 2020 were overstated. Following the Company’s determination that it would restate its interim consolidated financial statements filed during 2020, the Company also determined that it would correct and establish a valuation allowance against deferred tax assets related to losses carried forward according to the new business projection of Uniwill.

The effect of the restatement on results of operations for the periods ended March 31, June 30, and September 30, 2020 were as follows:

	Three Months	Six Months	Nine Months
	Ended	Ended	Ended
	March 31,	June 30,	September 30,
	2020	2020	2020
General and administrative:
As previously reported	$7,558,908	$12,909,331	$18,614,446
As restated	$6,984,554	$12,332,824	$18,033,664

Income tax expense:
As previously reported	$883,633	$1,528,572	$2,893,297
As restated	$1,111,287	$1,527,079	$3,167,104

Net (loss) income:
As previously reported	$(10,415)	$1,171,483	$5,235,386
As restated	$336,285	$1,749,483	$5,542,361

Less: net income attributable to the noncontrolling interests:
As previously reported	$526,187	$1,168,973	$2,446,560
As restated	$625,522	$1,287,926	$2,600,048

Net loss attributable to China United's shareholders:
As previously reported	$(536,602)	$2,510	$2,788,826
As restated	$(289,237)	$461,557	$2,942,313

Other comprehensive items:
As previously reported	$(561,180)	$959,710	$2,065,858
As restated	$(567,690)	$949,995	$2,044,105

Comprehensive income
As previously reported	$(571,595)	$2,131,193	$7,301,244
As restated	$(231,405)	$2,699,478	$7,586,466

Less: comprehensive (income) attributable to noncontrolling interests
As previously reported	$(291,361)	$(1,504,302)	$(3,213,755)
As restated	$(390,854)	$(1,623,414)	$(3,367,402)

Comprehensive income attributable to the China United's stockholders
As previously reported	$(862,956)	$626,891	$4,087,489
As restated	$(622,259)	$1,076,064	$4,219,064

The effect of the restatement on results of financial position as of the periods ended March 31, June 30, and September 30, 2020 were as follows:

	March 31,	June 30,	September 30,
	2020	2020	2020
Deferred tax assets included in other assets:
As previously reported	$913,994	$721,004	$1,016,388
As restated	$687,421	$722,526	$734,847

Retained earnings:
As previously reported	$8,865,692	$9,404,804	$12,191,120
As restated	$9,113,057	$9,863,851	$12,344,607

Accumulated other comprehensive income:
As previously reported	$90,661	$1,041,396	$1,715,678
As restated	$83,993	$1,031,522	$1,693,766

Noncontrolling interests:
As previously reported	$21,351,116	$22,565,076	$24,274,529
As restated	$20,883,846	$22,117,425	$23,861,413

Total stockholders’ equity:
As previously reported	$46,727,126	$49,430,933	$54,600,984
As restated	$46,500,553	$49,432,455	$54,319,443

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2020, our disclosure controls and procedures were not effective at the reasonable assurance level.

Management’s annual report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The internal controls for our Company are provided by executive management's review and approval of all transactions. Our internal control over financial reporting also includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;
(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our management; and
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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2020, as described below.

●	We have yet established effective entity-level controls at group level in application of Internal Control-Integrated Framework (2013).

The material weakness described above could result in material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting.

Management’s Remediation Plan Concerning Internal Control Over Financial Reporting

During the year 2020, we established an independent team to assess and monitor the quality of the Company’s internal control in accordance with Internal Control-Integrated Framework (2013). However, we have not completed all of the corrective procedures and related evaluation that we deem it necessary and continue taking the following actions to remediate the material weakness:

(1)	we are committed to continuously reiterating the importance of the effectiveness of internal controls through trainings and raise the top management’s awareness and ability to exercise meaningful oversight and management; and
(2)	we are committed to input more resources to efficiently perform the internal control over financial reporting and continue improving our policies and procedures so as to strengthen our internal control system.

As we continue working the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. Until the remediation steps set forth above, including the efforts to implement the necessary control activities we identify, are fully implemented and concluded to be operating effectively, the material weaknesses described above will continue to exist.

As neither an accelerated filer nor a large accelerated filer, we are not required to file a report on and attestation to the management’s assessment of the effectiveness of its internal control over financial reporting by the Company’s certified public accounting firm that prepared this audit report.

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

The following sets forth the biographical information of the Directors as of December 31, 2020:

Name	Age	Position with the Company
Series A Director
Yi Hsiao Mao	63	Director and Chief Executive Officer

Common Stock Directors
Fu Chang Li	66	Director
Chwan Hau Li	62	Director
Chih Yuan Lu	49	Independent Director
Shu Yuan Sun	57	Independent Director
Chun Hui Yang	33	Independent Director
Tse Hsun Niu	53	Independent Director

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

Mr. Li received his Bachelor’s degree in Mass Communications from Fu Jen Catholic University in Taiwan.

Chwan Hau Li, Director

Mr. Li has served as a Director of our Company since January 2011. Mr. Li has over 20 years of insurance experience, and has held various managerial positions throughout his career. From 1987 to 2000, he served as a business development manager at Taiwan Life Insurance. In April 2000, he founded Genius Insurance Brokers Co., Ltd., and has served as its chairman. Mr. Li is also the chairman of Genius Financial Consultants Co., Ltd. He is the former chairman of Insurance Brokerage Association of Taiwan.

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

Shu-Yuan Sun, Independent Director

Ms. Sun has a profound experience in finance filed, she has been a bookkeeper since 1988 and has over 30 years of tax experience in Taiwan. She is the founder of Ci-Fong Accounting & Tax Service Firm. Ms. Sun was elected by National Taxation Bureau of Taipei Ministry of Finance as an outstanding bookkeeper in 2014 and 2019, respectively. Since 2014, Ms. Sun has also worked as a consultant for Ci-Fong Accounting Firm, providing consulting service for tax and related matters to its clients. In addition, she is currently the supervisor of the Taipei Certified Public Bookkeepers Association and has been the Chief Financial Officer of Chinese Standard Cursive Script Association since 2018.

Ms. Sun received her Associate degree in Business Administration at Chihlee University of Technology, and Master’s degree in Accounting and Taxation from National Taipei University of Business in Taiwan. Ms. Sun was elected by the Company’s shareholders to the Board of the Company on December 30, 2020.

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

Our Executive Officers

Name	Age	Principal Position
Yi Hsiao Mao[1]	63	Chief Executive Officer
Yung Chi Chuang	49	Former Chief Financial Officer
Mei-Kuan (Joyce) Yeh	51	Chief Financial Officer

1 See the sections entitled “Our Board of Directors” above, for a description of the business experience and educational background of Mr. Mao.

Mei-Kuan (Joyce) Yeh, Chief Financial Officer

On August 10, 2020, the Company and Ms. Mei-Kuan (Joyce) Yeh entered into an engagement agreement (the “CFO Engagement Agreement”), pursuant to which Ms. Yeh was appointed as the new Chief Financial Officer of the Company, effective immediately. Ms. Yeh, 51 years old, has extensive experience in accounting management and corporate finance. From November 2019 till August 2020, Ms. Yeh worked at the Finance System & Project Department of Standard Chartered Bank (Taiwan). Previously from April 2015 to June 2019, Ms. Yeh served as the Head of Finance at Schroder Investment Management (Taiwan) Ltd. Ms. Yeh earned a bachelor degree in International Trade from National Taipei College of Business in 1989 and was awarded a bachelor degree in Accounting from Fu-Jen University in 1991. Ms. Yeh is a certified public accountant in both Taiwan and the United States.

In accordance with the CFO Engagement Agreement, Ms. Joyce Yeh is performing her duties customarily associated with the CFO position, including without limitation preparing the Company’s financial statements and overseeing the internal accounting procedures. Pursuant to the CFO Engagement Agreement, the Company shall pay Ms. Yeh a monthly salary of 170,000 NTD, or 2,040,000 NTD (equivalent to approximately $69,416) annually, and make contributions to Ms. Yeh’s accounts at Taiwan Mandatory Provident Fund and Taiwan National Insurance as required by the laws and regulations in Taiwan. In addition, Ms. Joyce Yeh is entitled to Company’s profit sharing/ bonus scheme, when applicable, depending on the Company’s profits and Ms. Yeh’s performance, and vacation days per the Company’s policy as set forth in the CFO Engagement Agreement. The CFO Engagement Agreement may be terminated at any time by either Party with advance notice. The CFO Engagement Agreement contains the 12-month non-solicitation and 12-month non-competition provisions. A copy of the CFO Engagement Agreement was filed as Exhibit 10.1 to a current report on Form 8-K with the Securities and Exchange Commission on August 10, 2020.

Yung Chi Chuang, Former Chief Financial Officer

Ms. Chuang had served as the Chief Financial Officer of our Company since July 2012, in which she was responsible for leading and directing our Company’s corporate development, financial planning, treasury, and investor relations functions. She joined Law Broker in December 1996, and is currently the supervisor of the financial department of Law Broker. Prior to joining Law Broker, Ms. Chuang was an executive secretary at Pacific Realtor, Inc.

Ms. Chuang graduated from Ming Chuan University in Taiwan where she received her bachelor’s degree in Risk Management and Insurance.

Ms. Chuang resigned as the CFO of the Company on August 10, 2020.

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

Our Board of Directors: Our Board consisted of seven members as of the date of this annual report. The number of directors on our Board can be determined from time to time by action of our Board.

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

Board Attendance

The Board of Directors held 7 meetings during the fiscal year ended December 31, 2020. Mr. Yi Hsiao Mao, Mr. Fu Chang Li, Mr. Chwan Hau Li, Mr. Chi Yuan Lu, Ms. Lo Tien Hsin, Ms. Chun Hui Yang and Mr. Tse Hsun Niu attended all of regularly-scheduled and special meetings of the Board of Directors and the committees on which each of them served. Ms. Shu- Yuan Sun was elected to the Company’s Board by its shareholders on December 30, 2020 and did not attend any meetings of the Board in the year of 2020.

Board Committees

The Board of Directors has established three standing committees: (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consisted of Mr. Chih Yuan Lu, Ms. Chun Hui Yang and Ms. Lo Tien Hsin from January 1, 2020 till December 30, 2020. All members of the Audit Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. Mr. Chi Yuan Lu qualifies as the audit committee’s financial expert as defined under applicable SEC rules. The Board of Directors was satisfied that the current members of the Audit Committee are competent in financial matters and have recent and relevant experience. The Audit Committee currently operates under a written charter, which has been approved and adopted by the Board of Directors.

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

During the fiscal year ended December 31, 2020, the Audit Committee met in person or by telephone, or acted by unanimous written consent, six times.

Compensation Committee

The Compensation Committee comprised of Mr. Chih Yuan Lu, Ms. Chun Hui Yang and Ms. Lo Tien Hsin from January 1, 2020 till December 30, 2020. All members of the Compensation Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market and qualify as non-employee directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee operates under a written charter, which has been approved and adopted by the Board of Directors.

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

During the fiscal year ended December 31, 2020, the Compensation Committee met in person or by telephone, or acted by unanimous written consent, twice.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee comprised of Mr. Chih Yuan Lu and Mr. Tse Hsun Niu from January 1, 2020 till December 30, 2020. Each member of the Nominating and Corporate Governance Committee satisfies the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. The Nominating and Corporate Governance Committee operates under a written charter, which has been approved and adopted by the Board of Director.

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

During the fiscal year ended December 31, 2020, the Nominating and Corporate Governance Committee did not have any meeting in person or by telephone, or acted by unanimous written consent.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Summary

Our Chief Executive Officer, Mr. Yi Hsiao Mao, and former Chief Financial Officer, Ms. Yung Chi Chuang, have not received any form of compensation from the corporate group level since they assumed the roles of the Company’s executive officers; rather, they have been compensated on the subsidiary level for managerial services rendered to the Company’s subsidiaries in Taiwan, Law Broker and Law Enterprise, whereby Mr. Mao has served as the consultant of Law Broker and the president of Law Enterprise, and Ms. Chuang has served as the supervisor of the financial department of Law Broker.

Nevertheless, the Company is fully aware of the importance of maintaining effective Committee operations. Our Compensation Committee is thus planning to design and implement a compensation program that includes performance goals and objectives for executive officers, as well as guidelines in evaluating the performance of the executive officers in light of such performance goals and objectives.

Detailed Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to the named executive officers (the “NEOs”) during the year of 2020. Following this discussion is a summary compensation table containing specific data about the compensation earned by or granted to the following NEOs in 2020:

Name	Principal Position
Yi Hsiao Mao	Director and Chief Executive Officer

Yung Chi Chuang	Former Chief Financial Officer

Mei-Kuan (Joyce) Yeh	Chief Financial Officer

Elements of Executive Compensation for Fiscal Year 2020

Mr. Yi Hsiao Mao and Ms. Yung Chi Chuang have been paid through our subsidiaries for their managerial services rendered to us. Mr. Mao has served as the consultant of Law Broker and the president of Law Enterprise, and Ms. Chuang has served as the supervisor of the financial department of Law Broker. Both Law Broker and Law Enterprises are our Company’s subsidiaries in Taiwan. Other than the compensation received from our Company’s subsidiaries, as of December 31, 2020, both of them had not received bonus, stock awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings, or any other form of compensation since being named the executive officers of our Company. Ms. Mei-Kuan (Joyce) Yeh received her compensation as the CFO of the Company and she did not hold any position in any of the Company’s subsidiaries during the fiscal year ended December 31, 2020.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2020 and 2019 by our named executive officers.

							Non-
							Equity	Nonqualified
							Incentive	Deferred	All
Name and					Stock	Option	Plan	Compensation	Other
principal	Fiscal	Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation
position	Year	($)		($)	($)	($)	($)	($)	($)	Total ($)
Yi Hsiao Mao
Director and	2020	361,076	(1)	—	—	—	—	—	—	361,076
Chief Executive Officer	2019	281,017		—	—	—	—	—	—	281,017

Yung Chi Chuang	2020	71,609	(2)	—	—	—	—	—	—	71,609
Former Chief Financial Officer	2019	42,088		—	—	—	—	—	—	42,088

Mei-Kuan (Joyce) Yeh	2020	22,459	(3)	—	—	—	—	—	—	22,459
Chief Financial Officer
(1)	The salary consists of $14,265, which was paid to Mr. Mao for his service as the president of Law Enterprise, and the remaining amount of $74,700, which was paid to Mr. Mao for his service as the president of the Company, and the remaining amount of $272,111 which was paid to Mr. Mao for his service as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2020.
(2)	The salary in the amount of $71,609 was paid to Ms. Chuang for her service as the supervisor of the financial department of Law Broker.
(3)	The salary in the amount of $22,459 was paid to Ms. Yeh for her service as the supervisor of the financial department of the Company.

The above table identifies the amounts of compensation received by the named officers directly from us and our subsidiaries. Ms. Yeh was appointed to the CFO position on August 10, 2020.

Outstanding Equity Awards At Fiscal Year End

We currently do not have any outstanding equity awards as of the date of this report.

On May 12, 2017, our 2017 Long Term Incentive Plan was approved by the shareholders at the 2017 Annual Meeting of Shareholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the our management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or pay-out of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2020.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Our directors do not currently receive any compensation for their services as directors of our Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2020 for compensation not related to their role as Directors. Total compensation for Mr. Mao for services as our Chief Executive Officer is presented in “Summary Compensation Table” in this section.

	Fees
	Earned or
	Paid	All Other
	in Cash	Compensation
Name	($)(1)	($)		Total ($)
Fu Chang Li	—	61,137	(2)	61,137
Chwan Hau Li	—	—		—
Chih Yuan Lu	3,397	—		3,397
Lo Tien Hsin(3)	2,717	—		2,717
Chun Hui Yang	3,397	—		3,397
Tse Hsun Niu	3,397	—		3,397
Shu Yuan Sun(4)	—	—		—
Yi Hsiao Mao	—	—		—
(1)	Travel stipends to Independent Directors for attending in-person Board and Committee meetings for the fiscal year ended December 31, 2020.
(2)	The compensation paid to Fu Chang Li since he has worked as a consultant of the Company in the fiscal year ended December 31, 2020.
(3)	Lo Tien Hsin was not reelected to the Board at the Company’s annual shareholder meeting of 2020 and therefore ceased to be a member of the Board of the Company on December 30, 2020.
(4)	Ms. Sun was elected to the Board of Directors of the Company on December 30, 2020.

Directors’ Compensation

The Company has not paid, and does not intend to pay, any cash or non-cash equity compensation to our Directors for their Board services, and does not currently intend to adopt any policies with respect thereto. As such, the Company does not offer additional retainers for Committee membership. However, for in-person Board and Committee meetings, each Independent Director in attendance shall receive certain travel stipends in the amount of approximately NTD 20,000 for each attendance of a Board or Committee meeting.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 19, 2021, concerning, except as indicated by the footnotes below:

●	Each person whom we know beneficially owns more than 5% of our common stock or Series A Preferred Stock.
●	Each of our Directors.
●	Each of our named executive officers (see the section titled “Executive Compensation”).
●	All of our Directors and executive officers as a group.

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

Applicable percentage ownership is based on 29,421,736 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at March 19, 2021. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Common		Preferred	Total
			Stock	Beneficially	Stock	Voting
	Common		Percentage	Series A	Percentage	Power
Name	Shares		(%)	Shares	(%)	(%) (1)
Executive Officers and Directors
Yi Hsiao Mao	4,640,234	(2)	15.8	1,000,000	100	37.1
Fu Chang Li	800,000		2.7	—	—	2.0
Chwan Hau Li	1,352,166		4.6	—	—	3.4
Chih Yuan Lu	—		—	—	—	—
Shu Yuan Sun	—		—	—	—	—
Chun Hui Yang	—		—	—	—	—
Tse Hsun Niu	—		—	—	—	—
Mei Kuan Yeh	—		—	—	—	—
All executive officers and Directors as a group (eight persons)	6,792,400		23.1	1,000,000	100	42.5
Other 5% Beneficial Owners
Pi Hui Chang	2,520,000		8.6	—	—	6.4
(1)	Percentage of total voting power represents voting power with respect to all shares of our outstanding securities, including common stock and Series A Preferred Stock, voting together as a single class. Each holder of common stock is entitled to one vote per share of common stock and each holder of Series A Preferred Stock is entitled to ten votes per share of Series A Preferred Stock on all matters submitted to our shareholders for a vote.
(2)	Includes 200,000 shares of common stock held by Shu Fen Lee, Yi Hsiao Mao’s spouse, 200,000 shares of common stock held by Li Chieh Mao, Yi Hsiao Mao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International Co., Ltd. Yi Hsiao Mao and Shu Fen Lee hold 34% and 66% shares of U-Li Investment Consulting Enterprise Co., Ltd., respectively. U-Link International Co., Ltd. is solely owned by Shu Fen Lee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consultant Agreements with Mr. Yi Hsiao Mao and Mr. Li Fu Chang

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2020 is $286,377.

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors; and (vi) assist Anhou’s development strategy and monitor its operations. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2020 is approximately $61,137.

Due to related parties

Due to related parties consisted of the following as of December 31, 2020 and 2019:

	December 31,
	2020	2019
Due to Mr. Mao (CEO and Principal shareholder of the Company)	$—	$373,183
Due to Ms. Lu (A shareholder of Anhou)	78,541	85,074
Others	15,506	4,602
Total	$94,047	$462,859

Due to Mr. Mao

Amounts due to Mr. Mao were associated with funding provided by Mr. Mao for the formation of our subsidiaries in China in 2011. The Company has paid off all the amount due to Mr. Mao in 2020. As of December 31, 2019, the amount of $373,183 were non-interesting bearing and payable on demand.

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

When a potential related person transaction is identified, management presents it to the Audit Committee to determine whether to approve or ratify. In the course of its review and approval or ratification of a related person transaction, the Audit Committee may consider the following factors:

●	The related person’s interest in the related person transaction;
●	The approximate dollar value of the amount involved in the related person transaction;
●	The approximate dollar value of the amount of the related person’s interest in the transaction without regard to the amount of any profit or loss;
●	Whether the transaction was undertaken in the ordinary course of our business;

●	Whether the terms of the transaction are no less favorable to us than terms that could have been reached with an unaffiliated third party;
●	The purpose of, and the potential benefits to us of, the transaction; and
●	Any other information regarding the related person transaction or the related person in the context of the proposed transaction that would be material to investors in light of the circumstances of the particular transaction.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and 2019 by Simon & Edward, LLP:

	Fiscal Year 2020	Fiscal Year 2019
Audit fees(1)	$210,000	$546,000
Audit-related fees(2)	40,614	15,718
Tax fees	—
All other fees		10,919
Total	$250,614	$572,637
(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.
(2)	Audit-related fees consisted of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.”

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2020 and 2019 by Macias Gini O’Connell LLP:

	Fiscal Year 2020	Fiscal Year 2019
Audit fees(1)	$340,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$340,000	$—
(1)

Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee has approved the audit service performed by Simon & Edward, LLP and Macias Gini O’Connell LLP for our consolidated financial statements as of December 31, 2020 and 2019.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors

The Audit Committee has determined that all services provided by Simon & Edward, LLP and Macias Gini O’Connell LLP to date were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent registered public accounting firms, subject to any exception permitted by law or regulation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index of Financial Statements:
(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b)	Index of Exhibits:
Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the annual report on Form 10-K filed with the SEC on March 20, 2020).

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

10.3

A translation copy of the Amendment to the JV Agreement dated March 3, 2021 by and among AIlife International Investment Co., Ltd. (formerly known as “Ilife International Investment Co., Ltd.”), Cyun-Jhan Enterprise Co., Ltd. and Jian-Zao International Industrial Co., Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 9, 2021)

10.4

The CFO Engagement Agreement by and between the Company and Mei-Kuan (Joyce) Yeh, dated August 10, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 12, 2020)

21	Subsidiaries of the registrant (incorporated by reference to Exhibit 21 to the annual report on Form 10-K filed with the SEC on March 20, 2020)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934*

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS†	XBRL Instance Document

101.SCH†	XBRL Taxonomy Extension Schema Document

101.CAL†	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	XBRL Taxonomy Extension Presentation Linkbase Document

*Filed herewith.

ITEM 16.FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINA UNITED INSURANCE SERVICE, INC.

Dated: March 25, 2021	By:	/s/ Yi-Hsiao Mao
Yi-Hsiao Mao
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi-Hsiao Mao	Chief Executive Officer and Director	March 25, 2021
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Mei-Kuan (Joyce) Yeh	Chief Financial Officer	March 25, 2021
Mei-Kuan (Joyce) Yeh	(Principal Financial Officer)

/s/ Fu Chang Li	Director	March 25, 2021
Fu Chang Li

/s/ Chwan Hau Li	Director	March 25, 2021
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	March 25, 2021
Chih Yuan Lu

/s/ Shu-Yuan Sun	Independent Director	March 25, 2021
Shu-Yuan Sun

/s/ Chun Hui Yang	Independent Director	March 25, 2021
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	March 25, 2021
Tse Hsun Niu