Form 10-Q
period 2021-03-31
China United Insurance Service, Inc.
filed 2021-05-17
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 10, 2021, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020
(Amount in USD)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$17,436,654	$9,063,338
Time deposits	53,749,018	53,339,508
Accounts receivable	18,744,199	25,346,250
Contract assets	97,480	—
Marketable securities	—	1,272,573
Other current assets	1,332,842	1,491,168
Total current assets	91,360,193	90,512,837

Right-of-use assets under operating leases	6,282,892	6,524,555
Property and equipment, net	2,157,445	2,373,245
Intangible assets, net	330,273	381,747
Long-term investments	2,636,257	2,835,095
Restricted cash – noncurrent	65,499	66,490
Deferred tax assets	866,702	1,021,890
Other assets	4,135,077	4,012,370
TOTAL ASSETS	$107,834,338	$107,728,229

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Commission payable to sales professionals	$9,801,187	$12,088,291
Short-term loans	16,235,471	14,159,108
Contract liabilities	1,103,987	1,119,361
Income tax payable - current	4,266,279	3,146,018
Operating lease liabilities - current	3,018,303	3,043,056
Due to related parties	76,831	94,047
Other current liabilities	10,476,912	13,591,034
Total current liabilities	44,978,970	47,240,915

Income tax payable - noncurrent	719,515	719,515
Operating lease liabilities - noncurrent	3,191,735	3,440,343
Other liabilities	861,037	1,090,222
TOTAL LIABILITIES	49,751,257	52,490,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	294	294
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	9,463,903	9,463,903
Retained earnings	11,507,794	9,097,408
Accumulated other comprehensive income	3,061,569	3,889,429
Total stockholders' equity attributable to China United's shareholders	32,224,019	30,641,493
Noncontrolling interests	25,859,062	24,595,741
TOTAL STOCKHOLDERS' EQUITY	58,083,081	55,237,234
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$107,834,338	$107,728,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,
(Amount in USD)	2021	2020
Revenue	$30,530,117	$28,523,210
Cost of revenue	18,973,432	19,499,924

Gross profit	11,556,685	9,023,286

Operating expenses:
Selling	579,777	490,030
General and administrative	6,090,254	6,984,554
Total operating expense	6,670,031	7,474,584

Income from operations	4,886,654	1,548,702

Other income (expenses):
Interest income	83,998	110,891
Interest expenses	(42,470)	(59,282)
Foreign currency exchange gain (loss), net	328,466	(55,937)
Other - net	178,940	(96,802)
Total other income (expenses), net	548,934	(101,130)

Income before income taxes	5,435,588	1,447,572
Income tax expense	(1,398,806)	(1,111,287)

Net income	4,036,782	336,285
Less: net income attributable to noncontrolling interests	(1,626,396)	(625,522)
Net income (loss) attributable to China United’s shareholders	2,410,386	(289,237)

Other comprehensive items, net of tax:
Foreign currency translation loss	(1,191,299)	(567,633)
Other	364	(57)
Total other comprehensive loss	(1,190,935)	(567,690)

Comprehensive income (loss)	2,845,847	(231,405)
Less: comprehensive income attributable to noncontrolling interests	(1,263,321)	(390,854)

Comprehensive income (loss) attributable to China United’s shareholders	$1,582,526	$(622,259)

Weighted average shares outstanding:
Basic and diluted	29,421,736	29,421,736

Earnings (Loss) per share attributable to common stockholders of China United:
Basic and diluted	$0.079	$(0.010)

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
(Amount in USD)
Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234
Foreign currency translation loss	—	—	—	—	—	—	(828,100)	—	(828,100)	(363,199)	(1,191,299)
Other comprehensive income	—	—	—	—	—	—	240	—	240	124	364
Net income	—	—	—	—	—	—	—	2,410,386	2,410,386	1,626,396	4,036,782

Balance March 31, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,061,569	$11,507,794	$32,224,019	$25,859,062	$58,083,081

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
(Amount in USD)
Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492
Issuance of preferred stock1based compensation	—	—	—	—	—	—	—	—	—	980,466	980,466
Foreign currency translation loss	—	—	—	—	—	—	(332,984)	—	(332,984)	(234,649)	(567,633)
Other comprehensive loss	—	—	—	—	—	—	(38)	—	(38)	(19)	(57)
Net (loss) income	—	—	—	—	—	—	—	(289,237)	(289,237)	625,522	336,285

Balance March 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$83,993	$9,113,057	$25,616,707	$20,883,846	$46,500,533

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(Amount in USD)	2021	2020
Cash flows from operating activities:
Net income	$4,036,782	$336,285
Adjustments to reconcile net income to net cash provided by operating activities
Noncash stock-based compensation	—	980,466
Depreciation and amortization	301,618	201,522
Amortization of bond premium	58	66
Gain on sales of financial assets	(140,913)	—
Loss on valuation of financial assets	150,992	170,530
Loss on disposals of equipment	77	7,346
Deferred income tax	80,710	(251,548)
Changes in operating assets and liabilities:
Accounts receivable	6,353,128	7,596,492
Contract assets	(98,867)	(221,848)
Other current assets	33,244	(235,848)
Other assets	(58,712)	(156,709)
Commission payable to sales professionals	(2,154,109)	(4,171,583)
Income tax payable	1,171,156	1,306,071
Other current liabilities	(3,012,677)	(2,005,065)
Other liabilities	(217,259)	(215,366)
Net cash provided by operating activities	6,445,228	3,340,811

Cash flows from investing activities:
Cash received from issuance of preferred stock	—	319
Purchases of time deposits	(23,561,920)	(22,634,176)
Proceeds from maturities of time deposits	22,403,564	18,441,127
Purchases of marketable securities	—	(940,268)
Proceeds from sales of marketable securities	1,424,798	—
Proceeds from disposal of equipment	—	2,879
Purchase of equipment	(57,520)	(195,976)
Purchase of intangible assets	(9,780)	(9,487)
Net cash provided by (used in) investing activities	199,142	(5,335,582)

Cash flows from financing activities:
Proceeds from short-term loans	6,324,770	22,800,000
Repayment of short-term loans	(4,140,000)	(21,300,000)
Proceeds from related party borrowings	(13,627)	79,759
Net cash provided by financing activities	2,171,143	1,579,759

Foreign currency translation	(443,188)	(142,027)
Net increase (decrease) in cash, cash equivalents and restricted cash	8,372,325	(557,039)

Cash, cash equivalents and restricted cash, beginning balance	9,129,828	12,658,500
Cash, cash equivalents and restricted cash, ending balance	$17,502,153	$12,101,461

SUPPLEMENTARY DISCLOSURE:
Interest paid	$40,886	$58,926
Income tax paid	$—	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(Amount in USD)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United” or “CUII”), its subsidiaries and variable-interest entities (collectively referred to herein as the “Company”) primarily engage in insurance brokerage and insurance agency services. The Company markets and sells to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products the Company sells are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through three geographic operating segments, Taiwan, the PRC, and Hong Kong. The Company’s common stock currently trades over the counter on the OTCQB under the ticker symbol “CUII.”

The corporate structure as of March 31, 2021 is as follows:

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

Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

These condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2020, which were included in the Company’s 2020 Annual Report on Form 10-K (“2020 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2020, has been derived from the Company’s audited consolidated financial statements as of that date.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of March 31, 2021 and December 31, 2020.

Foreign Currency Transactions

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

	Average Rate for the three months ended
	March 31,
	2021		2020
Taiwan dollar (NTD)	NTD	28.06892	NTD	30.10404
China yuan (RMB)	RMB	6.48199	RMB	6.97985
Hong Kong dollar (HKD)	HKD	7.75690	HKD	7.77046
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	March 31, 2021		December 31, 2020
Taiwan dollar (NTD)	NTD	28.46825	NTD	28.07725
China yuan (RMB)	RMB	6.55363	RMB	6.52765
Hong Kong dollar (HKD)	HKD	7.77422	HKD	7.75249
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of March 31, 2021 and 2020, the Company does not have any potentially dilutive instrument.

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

The following table summarizes financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020:

	March 31, 2021
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total time deposits	$53,749,018	$—	$—	$53,749,018
Long-term investments:
REITs	1,286,159	—	—	1,286,159
Total assets measured at fair value	$55,035,177	$—	$—	$55,035,177

	December 31, 2020
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Total cash equivalents and time deposits	$53,339,508	$—	$—	$53,339,508
Marketable securities :
Stock Mutual funds	1,272,573	—	—	1,272,573
Long-term investments:
Government bonds held for available -for -sale	—	107,096	—	107,096
REITs	1,359,100	—	—	1,359,100
Total assets measured at fair value	$55,971,181	$107,096	$—	$56,078,277

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash equivalents and time deposits, approximate fair value due to the short-term duration of those instruments.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($105,381 and $106,848 as of March 31, 2021 and December 31, 2020, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds matured on March 17, 2021 and the amortized cost of the bonds was nil and $106,906 (NTD 3,001,620) as of March 31, 2021 and December 31, 2020, respectively. The Company will purchase a similar investment after the maturity of the bonds to maintain the insurance license.

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC”), Hong Kong, and Taiwan. Should any bank holding the Company’s cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose all or part of its cash deposit with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit and accounts receivable. As of March 31, 2021 and December 31, 2020, approximately $2,215,000 and $2,229,000 of the Company’s cash and cash equivalents, time deposits, and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $71,987,000 and $63,222,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended March 31, 2021 and 2020, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three months ended March 31,
	2021		2020
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
Taiwan Life Insurance Co., Ltd.	$7,231,458	24%	$5,592,675	20%
TransGlobe Life Insurance Inc.	6,600,629	22%	4,995,954	18%
Farglory Life Insurance Co., Ltd.	4,519,841	15%	3,379,091	12%
Shin Kong Life Insurance Co., Ltd.	(*)	(*)	3,062,062	11%

(*) The related revenues for the three months ended had not exceeded 10% or more of the consolidated revenues.

As of March 31, 2021 and December 31, 2020, the Company’s accounts receivable from these companies were:

	March 31, 2021		December 31, 2020
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
Taiwan Life Insurance Co., Ltd	$5,103,386	27%	$4,557,862	18%
TransGlobe Life Insurance Inc.	4,118,134	22%	7,761,664	31%
Farglory Life Insurance Co., Ltd.	2,046,970	11%	2,787,586	11%

The Company’s operations are in the PRC, Hong Kong and Taiwan. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Hong Kong and Taiwan, and by the state of each economy. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, Hong Kong and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

Stock-Based Compensation

The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Compensation costs for awards granted to nonemployees under Uniwill for the three months ended March 31, 2021 and 2020 were nil and $980,466, respectively.

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

New Accounting Pronouncements and Other Guidance

New Accounting Pronouncements Effective January 1, 2021:

Income Tax

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2020, with early adoption permitted. The Company adopted this standard in the beginning of January 1, 2021, and the adoption did not have any significant impact on the Company’s condensed consolidated financial statements.

Equity Securities, Equity-method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 is effective for the Company in the first quarter of 2021. The adoption did not have any significant impact on the Company’s condensed consolidated financial statements.

Accounting Standards Issued but Not Yet Adopted:

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Cash and cash equivalents:
Cash on hand and in banks	$17,436,654	$9,063,338
Time deposits - with original maturities less than three months (see Note 4)	—	—
	17,436,654	9,063,338
Restricted cash – noncurrent	65,499	66,490
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$17,502,153	$9,129,828

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for officers of Law Insurance Broker Co., Limited ("Law Broker').

NOTE 4 – TIME DEPOSITS

	March 31, 2021	December 31, 2020

Total time deposits	$53,749,018	$53,339,508
Less: Time deposits – with original maturities less than three months (see Note 3)	—	—
Time deposits – original maturities over three months but less than one year	$53,749,018	$53,339,508

Time Deposits Pledged as Collateral

The Company had a total of $17,369,198 (NTD 494.4 million) and $15,930,161 (NTD 447.3 million) restricted time deposits, respectively, as of March 31, 2021 and December 31, 2020. As of March 31, 2021 and December 31, 2020, time deposits of $35,128 (NTD 1 million) and 35,616 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $17,334,070 and $15,894,545 pledged as collateral for short-term loans, respectively, as of March 31, 2021 and December 31, 2020. See Note 5.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of March 31, 2021 and December 31, 2020:

		March 31, 2021		December 31, 2020

		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.9 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the higher of CUB's adjustable rates for loans plus a margin of 0.41% or the 1-month TAIBOR rate plus a margin of 0.8% and matures on May 4, 2021. The maturity date was extended to May 4, 2022.	Time deposits	$7,745,471	$7,745,471	$6,019,108	$6,019,108
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 29, 2021	Time deposits	4,000,000	4,847,506	4,000,000	4,915,011
$1.6 million revolving line of credit with KGI; the loan bears interest at the LIBOR rate plus a margin of 0.9% and matures on February 18, 2022	Time deposits	—	—	2,100,000	2,443,003
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matures on August 28, 2021	Time deposits	1,500,000	1,500,000	1,200,000	1,384,833
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.7% and matures on December 17, 2021	Time deposits	1,990,000	2,241,093	840,000	1,132,590
$1.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.7% and matures on June 3, 2021	Time deposits	1,000,000	1,000,000	—	—
		$16,235,471	$17,334,070	$14,159,108	$15,894,545

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses incurred from the credit facilities were $42,470 and $59,282 for the three months ended March 31, 2021 and 2020, respectively.

NOTE 6 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Taiwan	$9,483,511	$11,814,222
PRC	317,676	274,069
Hong Kong	—	—
Total commissions payable to sales professionals	$9,801,187	$12,088,291

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Accrued bonus	$5,432,444	$7,854,488
Payroll payable and other benefits	1,746,549	1,767,417
Accrued business tax and tax withholdings	913,419	1,643,082
Accrued tax penalties	—	170,016
Other accrued liabilities	2,384,500	2,156,031
Total other current liabilities	$10,476,912	$13,591,034

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $3,269,661 and $5,948,157, respectively, related to cash awards to employees as of March 31, 2021 and December 31, 2020. The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses, such as retention and non-competition. For the three months ended March 31, 2021 and 2020, the bonus expenses to Law Broker’s officers under the compensation plans were $91,896 and $249,939, respectively.

As of March 31, 2021 and December 31, 2020, the Company had accrued bonus of $2,162,783 and $1,906,331 payable within next 12 months, and noncurrent accrued bonus of nil and $237,440, respectively, related to the compensation plans for Law Broker’s officers. See Note 14 for additional information of agreements with Law Broker’s officers.

NOTE 8 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020
Due to previous shareholders of AHFL	$526,903	$534,240
Net defined benefit liability	334,134	318,542
Accrued bonus - noncurrent (Note 7)	—	237,440
Total other liabilities	$861,037	$1,090,222

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of Action Holdings Financial Limited (“AHFL”) entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company would make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. In March 2021, the Company entered into a seventh amendment with the selling shareholders of AHFL to extend the repayment date to March 31, 2024. The amount consisted of 68% and 32% of payables due to related parties and third parties, respectively. As of March 31, 2021 and December 31, 2020, the amount due to previous shareholders of AHFL were $526,903 and $534,240, respectively. The change in amounts was due to foreign currency translation.

NOTE 9 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets, and contract liabilities from contracts with customers is as follows:

	March 31, 2021	December 31, 2020
Accounts receivable	$18,744,199	$25,346,250
Contract assets	97,480	—
Contract liabilities	1,103,987	1,119,361

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of March 31, 2021 and December 31, 2020, the Company had $97,480 and nil of contract assets, respectively.

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	12,223,829	(6)	NTD	611,191	NTD	19,204,743	(6)	NTD	960,237
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	—	(7)	NTD	—	NTD	31,428,571	(7)	NTD	1,571,429
TOTAL		NTD	250,000,000	NTD	85,554,959		NTD	4,277,747	NTD	152,540,278		NTD	7,627,016

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

6)

For the year ended December 31, 2020, the Company recognized the sixth contract year’s revenue amount of $415,186 (NTD 12,223,829), net of VAT, and refund the amount of $652,294 (NTD 19,204,743), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

7)

The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2021 and calculated the revenue amount to be nil for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized revenue of nil and $102,166 (NTD3,075,599), net of VAT for the three months ended March 31, 2021 and 2020 related to this agreement. As of March 31, 2021 and December 31, 2020, the Company had contract liabilities of $1,103,987 and $1,119,361, respectively, related to the Alliance Agreement.

NOTE 10 –LEASE

For the three months ended March 31, 2021 and 2020, the Company recorded its operating lease cost of $1,020,873 and $678,348, respectively.

Operating lease right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. As of March 31, 2021 and December 31, 2020, the operating lease right-of-use assets and lease liabilities were as follows:

	March 31, 2021	December 31, 2020
Right-of-use assets under operating leases	$6,282,892	$6,524,555
Operating lease liabilities – current	3,018,303	3,043,056
Operating lease liabilities – noncurrent	3,191,735	3,440,343

Lease term and discount rate

	March 31, 2021		December 31, 2020
Weighted average remaining lease term
Operating lease	2.48	years	2.64	years
Weighted average discount rate
Operating lease	3.64%		3.15%

Supplemental cash flow information related to leases

	March 31, 2021	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$1,142,714	$3,310,015
Amortization of right-of-use assets under operating leases	877,022	3,009,101

The minimum future lease payments as of March 31, 2021 are as follows:

Amount
2021 (remainder of year)	$2,469,856
2022	2,160,357
2023	1,155,709
2024	572,054
2025	101,832
Thereafter	—
Total minimum lease payments	6,459,808
Less: Interest	(249,770)
Present value of future minimum lease payments	$6,210,038

NOTE 11 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of March 31, 2021 and December 31, 2020:

	% of Non-			Other
	Controlling	December 31,	Net Income	Comprehensive	March 31,
Name of Entity	Interests	2020	(Loss)	Loss	2021
Law Enterprise	34.05%	$(414,957)	$(72,946)	$(6,187)	$(494,090)
Law Broker	34.05%	25,177,272	1,404,896	(353,398)	26,228,770
Uniwill	50.00%	(421,035)	267,364	(2,646)	(156,317)
Rays	1.00%	(5,772)	(297)	—	(6,069)
PFAL	49.00%	423,978	27,593	(767)	450,804
MKI	49.00%	(732)	—	—	(732)
PA Taiwan	49.00%	(163,013)	(214)	(77)	(163,304)
Total		$24,595,741	$1,626,396	$(363,075)	$25,859,062

	% of Non-				Other
	controlling	December 31,	Contribution	Net Income	Comprehensive	December 31,
Name of Entity	Interest	2019	/Acquisition	(Loss)	Income	2020
Law Enterprise	34.05%	$(204,964)	$—	$(241,231)	$31,238	$(414,957)
Law Broker	34.05%	19,536,104	—	4,193,314	1,447,854	25,177,272
Uniwill	50.00%	—	1,427,603	(1,918,023)	69,385	(421,035)
Rays	1.00%	—	1,019	(6,791)	—	(5,772)
PFAL	49.00%	351,278	—	71,713	987	423,978
MKI	49.00%	283	—	(1,015)	—	(732)
PA Taiwan	49.00%	(167,531)	—	4,227	291	(163,013)
PTC Nanjing	49.00%	(2,644)	—	1,465	1,179	—
Total		$19,512,526	$1,428,622	$2,103,659	$1,550,934	$24,595,741

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
US statutory rate	21%	21%
Tax rate difference	(2)%	(2)%
Tax base difference	—%	1%
Income tax on undistributed earnings	4%	11%
Change in valuation allowance	4%	25%
Utilization of deferred tax assets not previously recognized	(1)%	—%
Provision for uncertain tax position	—%	19%
Non-deductible and non-taxable items	1%	2%
True up of prior year income tax	(1)%	—%
Effective tax rate	26%	77%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are subject to the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments at 20% and 5% of the tax on any undistributed earnings according to the Income Tax Law of Taiwan. As of March 31, 2021 and December 31, 2020, the Company had current tax payable of $4,151,716 and $2,978,618 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. WFOE and CAE had no income tax expenses for the three months ended March 31, 2021 and the year ended December 31, 2020 due to the loss positions.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 8.25% on the estimated assessable profits. As of March 31, 2021 and December 31, 2020, the Company had current tax payable of $18,627 and $13,613 for Hong Kong income tax.

The Company is subject to the statutory rate of 21% in the U.S. federal jurisdiction. The Company had no income tax expense for the three months ended March 31, 2021 and 2020 due to the loss positions and no GILTI tax obligation existed. The Company recognized a one-time transition tax of $1,199,195 in the year of 2018 based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income tax. As of March 31, 2021 and December 31, 2020, the Company had current tax payable of $95,936 and $153,787 and noncurrent tax payable of $719,515 and $719,515 for U.S. income tax.

As of March 31, 2020, the Company recorded an uncertain tax positions approximately of $277,000 related to withholding tax matters in the Taiwan Segment. During the three months ended March 31, 2020, the Company recognized interest and penalties of approximately $178,000, in selling, general and administrative expenses.

NOTE 13 – RELATED PARTY TRANSACTIONS

The following summarized the Company’s loans payable to related parties as of March 31, 2021 and December 31, 2020:

	March 31, 2021	December 31, 2020

Due to Ms. Lu (A shareholder of Anhou)	$70,600	$78,541
Others	6,231	15,506
Total	$76,831	$94,047

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 10.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Note 4 and 5.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she will have served as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan included: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three months ended March 31, 2021 and 2020, the Company has recorded the compensation expense of $62,208 and $50,436 under the appointment agreement, respectively.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao ("Ms. Chao"), pursuant to which, she served as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao's primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao's bonus plan included: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition, subject to the terms and conditions in the engagement agreement. Ms. Chao has acted as the general manager or in the equivalent position of Law Broker for a term of at least three years. For the three months ended March 31, 2021 and 2020, the Company has recorded the compensation expense of $29,689 and $75,772 under the appointment agreement, respectively.

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

The geographical distributions of the Company’s financial information for the three months ended March 31, 2021 and 2020 were as follows:

	For three months ended March 31,
	2021	2020
Geographical Areas
Revenue
Taiwan	$28,851,500	$27,342,936
PRC	1,951,469	1,429,297
Hong Kong	110,985	68,619
Elimination adjustment	(383,837)	(317,642)
Total revenue	$30,530,117	$28,523,210

Income (loss) from operations
Taiwan	$4,690,729	$1,503,282
PRC	(3,918)	(31,113)
Hong Kong	61,493	23,653
Elimination adjustment	138,350	52,880
Total income from operations	$4,886,654	$1,548,702

Net income (loss)
Taiwan	$3,933,490	$345,266
PRC	46,918	(39,957)
Hong Kong	56,312	21,772
Elimination adjustment	62	9,204
Total net income(loss)	$4,036,782	$336,285

The geographical distribution of the Company’s financial information as of March 31, 2021 and December 31, 2020 were as follows:

	March 31, 2021	December 31, 2020
Geographical Areas
Reportable assets
Taiwan	$174,507,496	$171,037,252
PRC	12,930,173	13,149,306
Hong Kong	974,442	915,628
Elimination adjustment	(80,577,773)	(77,373,957)
Total reportable assets	$107,834,338	$107,728,229

Long-lived assets
Taiwan	$1,990,118	$2,198,739
PRC	168,704	175,748
Hong Kong	1,531	1,664
Elimination adjustment	(2,908)	(2,906)
Total long-lived assets	$2,157,445	$2,373,245

Capital investment
Taiwan	$50,228	$1,522,189
PRC	7,292	87,903
Hong Kong	—	1,576
Total capital investments	$57,520	$1,611,668

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follows:

On April 29, 2021, Rays Technology Co., Ltd. (“Rays”), a majority-owned subsidiary of the Company, received a Decision Letter dated April 27, 2021 from the Financial Supervisory Commission (Taiwan) (the “FSC”) stating that Rays was fined NTD900,000 (equivalent to approximately $32,233 USD) by the FSC for violating Article 167-1 Section 3 of the Insurance Act of Taiwan (the “Act”). On May 11, 2021, the FSC verbally informed Law Broker that it could expect a Decision Letter from the FSC stating that Law Broker was fined NTD1.7 million (equivalent to approximately $60,565 USD) and one-month correction period for violating the relevant laws and regulations of the Act. The two subsidiaries are in the process of remediating the noncompliance issues.

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

Total revenue from Taiwan life insurance products were 88.1% and 89.7% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Total revenue from PRC life insurance products were 6.0% and 4.8% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

Total revenue from Taiwan property and casualty insurance products were 5.2% and 4.7% of total revenue for the three months ended March 31, 2021 and 2020, respectively. Total revenue from PRC property and casualty insurance products were 0.4% and 0.2% of total revenue for the three months ended March 31, 2021 and 2020, respectively.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2020 and believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, stock-based compensations, and estimate of income taxes. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within this Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission.

Results of Operations- Three Months ended March 31, 2021 Compared to Three Months ended March 31, 2020

The following table shows the results of operations for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$30,530,117	$28,523,210	$2,006,907	7.0%
Cost of revenue	18,973,432	19,499,924	(526,492)	(2.7)%
Gross profit	11,556,685	9,023,286	2,533,399	28.1%
Gross profit margin	37.9%	31.6%	6.3%	19.9%

Operating expenses:
Selling	579,777	490,030	89,747	18.3%
General and administrative	6,090,254	6,984,554	(894,300)	(12.8)%
Total operating expenses	6,670,031	7,474,584	(804,553)	(10.8)%

Income from operations	4,886,654	1,548,702	3,337,952	215.5%

Other income (expenses):
Interest income	83,998	110,891	(26,893)	(24.3)%
Interest expenses	(42,470)	(59,282)	16,812	(28.4)%
Foreign currency exchange gain (loss), net	328,466	(55,937)	384,403	(687.2)%
Other – net	178,940	(96,802)	275,742	(284.9)%
Total other income (expenses), net	548,934	(101,130)	650,064	(642.8)%

Income before income taxes	5,435,588	1,447,572	3,988,016	275.5%
Income tax expense	(1,398,806)	(1,111,287)	(287,519)	25.9%

Net income	4,036,782	336,285	3,700,497	1,100.4%
Net income attributable to the noncontrolling interests	(1,626,396)	(625,522)	(1,000,874)	160.0%
Net income (loss) attributable to China United’s shareholders	$2,410,386	$(289,237)	$2,699,623	(933.4)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2021 and 2020, the revenues generated from our operations in Taiwan, PRC and Hong Kong are as follows:

Geographic Areas	Three Months Ended March 31,
	2021	2020	Change	Percent
Revenue
Taiwan segment	$28,467,663	$27,025,294	$1,442,369	5.3%
Percentage of revenue	93.2%	94.7%
PRC segment	1,951,469	1,429,297	522,172	36.5%
Percentage of revenue	6.4%	5.0%
Hong Kong segment	110,985	68,619	42,366	61.7%
Percentage of revenue	0.4%	0.3%
Total revenue	$30,530,117	$28,523,210	$2,006,907	7.0%

Overall revenue from our Taiwan segment increased by $1.4 million from $27.0 million for the three months ended March 31, 2020 to $28.5 million for the three months ended March 31, 2021. Due to our continued growth in the sales of insurance products in the past years, we continue to receive more contingent commissions, which include trailing commissions, persistency rate linked bonuses and some other service allowance, for the three months ended March 31, 2021. However, the revenue growth was partially offset by decreases in the sales of long-term care and disability insurance products because of the discontinuations of these products in the year 2020.

Overall revenue from our PRC segment increased by $0.5 million to $2.0 million for the three months ended March 31, 2021 from $1.4 million for the three months ended March 31, 2020. Such increase in revenue of the PRC segment was mainly due to the adverse impact on the outbreak of COVID-19 that restricted to a significant extent our sales agents’ in-person selling activities in the first quarter of 2020. The operations in the PRC segment had been fully resumed in the second quarter of 2020.

The revenue in the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Overall revenue from our Hong Kong segment for the three months ended March 31, 2021 remained consistent with the same period in 2020.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended March 31, 2021 decreased by $0.5 million, to $19.0 million compared to $19.5 million for the three months ended March 31, 2020. Decreases in the cost of revenue were due to fewer insurance policies sold during the first quarter of 2021 compared to the same period of 2020, which result in a decrease in the direct commission costs paid to sales professionals for the first-year commissions.

Consequently, the gross profit margin increased from 31.6% for the three months ended March 31, 2020 to 37.9% for the three months ended March 31, 2021.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. Overall selling expenses for the three months ended March 31, 2021 remained consistent with the same period in 2020.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the three months ended March 31, 2021, our G&A expenses were $6.1 million, reflecting a decrease of $0.9 million, compared with $7.0 million for the three months ended March 31, 2020. Our G&A expenses decreased for the three months ended March 31, 2021 because the Company recognized costs of $1.0 million related to stock-based compensation arrangements during the first quarter of 2020.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Net other income for the three months ended March 31, 2021 was $0.5 million, reflecting an increase of $0.7 million, compared with net other expense of $0.1 million for the three months ended March 31, 2020. The increases in other income for the three months ended March 31, 2021 was due to foreign currency exchange gain recognized because of the depreciation of the New Taiwan Dollar against the US dollar during the first quarter of 2021.

Income tax expense

For the three months ended March 31, 2021, income tax expense was $1.4 million, reflecting an increase of 25.9%, compared with the income tax expense of $1.1 million for the three months ended March 31, 2020. The increase was mainly due to more taxes on undistributed earning accrued because of more revenues generated in the Taiwan segment during the first quarter of 2021.

Liquidity and Capital Resources

The following table represents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by financing activities for the three-month periods ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change	Percent
Net cash provided by operating activities	$6,445,228	$3,340,811	$3,104,417	92.9%
Net cash provided by (used in) investing activities	199,142	(5,335,582)	5,534,724	(103.7)%
Net cash provided by financing activities	2,171,143	1,579,759	591,384	37.4%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2021 was $6.4 million, an increase of 92.9% in comparison with $3.3 million net cash provided by operating activities during the three months ended March 31, 2020. The increase was mainly due to a strong business performance for the three months ended March 31, 2021 compared with that of the same period in 2020.

Investing activities

Net cash provided by investing activities was $0.2 million during the three months ended March 31, 2021 as compared with the net cash used in investing activities of $5.3 million for the three months ended March 31, 2020. Increases in the cash inflows for the investing activities resulted from sales of stock mutual funds during the first quarter of 2021.

Financing activities

Net cash provided by financing activities was $2.2 million during the three months ended March 31, 2021, which increased by $0.6 million from $1.6 million during the same period of 2020. The increase was mainly due to increases in the net proceeds from additional borrowings under the revolving credit agreements during the first quarter of 2021.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2021.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our auunal report on Form 10-K for the year ended December 31, 2020. The material weaknesses have not been remediated as of March 31, 2021. We continue working the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2020 Form 10-K are fully implemented and concluded to be operating effectively.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses in our internal control over financial reporting described in the Form 10-K for the year of 2020 could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the three months ended March 31, 2021, we were not aware of any such legal proceedings or claims that we believed would have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

On April 29, 2021, Rays Technology Co., Ltd. (“Rays”), a majority-owned subsidiary of the Company, received a Decision Letter dated April 27, 2021 from the Financial Supervisory Commission (Taiwan) (the “FSC”) stating that Rays was fined NTD900,000 (equivalent to approximately $32,233 USD) by the FSC for violating Article 167-1 Section 3 of the Insurance Act of Taiwan (the “Act”). The FSC found that from 2019 to 2021 Rays used its website “Triple-I” and its point system thereon to facilitate certain insurance sales and charged the points from certain participating insurance salespersons on the Triple-I point system once clients purchased insurance products from those insurance salespersons. The FSC found that Rays’ operations through the Triple-I website constituted insurance brokerage services but Rays did not have the proper insurance brokerage license while operating the Triple-I website.

On May 11, 2021, the FSC verbally informed Law Broker that it could expect a Decision Letter from the FSC stating that Law Broker was fined NTD1.7 million (equivalent to approximately $60,565 USD) and one-month correction period for violating the relevant laws and regulations of the Act. The FSC found that from 2011 to 2020 Law Broker charged advertising fees and business promotion fees pursuant to certain contracts and agreements with some of its strategic insurance companies and such charges exceeded the scope of remuneration for insurance-related services allowed for Law Broker. The FSC found that such business practices of Law Broker’s did not comply with Article 9 of the Act and Section 11 of Article 49 of the Regulations Governing Insurance Brokers.

The Company’s two subsidiaries, Rays and Law Broker, are in the process of adjusting their business models to regain compliance with the relevant laws and regulations and will pay the respective fines within the prescribed periods.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable during this reporting period.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable during this reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable during this reporting period.

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

China United Insurance Service, Inc.

Date: May 17, 2021	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 17, 2021	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)