Form 10-Q
period 2021-06-30
China United Insurance Service, Inc.
filed 2021-08-16
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Taipei City, Taiwan, 105405

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

As of August 11, 2021, there were 29,421,736 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	December 31, 2020
(Amount in USD)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,536,725	$9,063,338
Time deposits	59,430,315	53,339,508
Accounts receivable	15,954,543	25,346,250
Contract assets	1,051,721	—
Marketable securities	-	1,272,573
Other current assets	1,411,513	1,491,168
Total current assets	96,384,817	90,512,837

Right-of-use assets under operating leases	7,025,747	6,524,555
Property and equipment, net	2,204,942	2,373,245
Intangible assets, net	303,591	381,747
Long-term investments	2,676,399	2,835,095
Restricted cash – noncurrent	71,974	66,490
Deferred tax assets	908,896	1,021,890
Other assets	4,329,829	4,012,370
TOTAL ASSETS	$113,906,195	$107,728,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$11,316,523	$12,088,291
Short-term loans	17,988,818	14,159,108
Contract liabilities	1,127,249	1,119,361
Income tax payable - current	3,002,422	3,146,018
Operating lease liabilities - current	3,341,964	3,043,056
Due to related parties	56,625	94,047
Other current liabilities	10,082,991	13,591,034
Total current liabilities	46,916,592	47,240,915

Income tax payable - noncurrent	539,636	719,515
Operating lease liabilities - noncurrent	3,631,104	3,440,343
Other liabilities	899,568	1,090,222
TOTAL LIABILITIES	51,986,900	52,490,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	294	294
Additional paid-in capital	8,190,449	8,190,449
Statutory reserves	10,731,421	9,463,903
Retained earnings	11,431,159	9,097,408
Accumulated other comprehensive income	4,211,579	3,889,429
Total stockholders’ equity attributable to China United’s shareholders	34,564,912	30,641,493
Noncontrolling interests	27,354,383	24,595,741
TOTAL STOCKHOLDERS’ EQUITY	61,919,295	55,237,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$113,906,195	$107,728,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in USD)	2021	2020	2021	2020
Revenue	$32,973,680	$29,441,754	$63,503,797	$57,964,964
Cost of revenue	23,536,213	22,492,991	42,509,645	41,992,915

Gross profit	9,437,467	6,948,763	20,994,152	15,972,049

Operating expenses:
Selling	96,297	367,658	676,074	857,688
General and administrative	6,189,833	5,348,270	12,280,087	12,332,824
Total operating expense	6,286,130	5,715,928	12,956,161	13,190,512

Income from operations	3,151,337	1,232,835	8,037,991	2,781,537

Other income (expenses):
Interest income	129,779	114,011	213,777	224,902
Interest expenses	(46,636)	(60,978)	(89,106)	(120,260)
Foreign currency exchange loss, net	(427,652)	(131,383)	(99,186)	(187,320)
Dividend income	251,328	319,235	251,328	319,235
Other - net	80,669	355,270	259,609	258,468
Total other income (expenses), net	(12,512)	596,155	536,422	495,025

Income before income taxes	3,138,825	1,828,990	8,574,413	3,276,562
Income tax expense	(1,001,598)	(415,792)	(2,400,404)	(1,527,079)

Net income	2,137,227	1,413,198	6,174,009	1,749,483
Less: net income attributable to noncontrolling interests	(946,344)	(662,404)	(2,572,740)	(1,287,926)
Net income attributable to China United’s shareholders	1,190,883	750,794	3,601,269	461,557

Other comprehensive items, net of tax:
Foreign currency translation loss	1,698,987	1,517,744	507,688	950,111
Other	—	(59)	364	(116)
Total other comprehensive loss	1,698,987	1,517,685	508,052	949,995

Comprehensive income	3,836,214	2,930,883	6,682,061	2,699,478
Less: comprehensive income attributable to noncontrolling interests	(1,495,321)	(1,232,560)	(2,758,642)	(1,623,414)

Comprehensive income attributable to China United’s shareholders	$2,340,893	$1,698,323	$3,923,419	$1,076,064

Weighted average shares outstanding:
Basic and diluted	29,421,736	29,421,736	29,421,736	29,421,736

Earnings per share attributable to common stockholders of China United:
Basic and diluted	$0.039	$0.025	$0.118	$0.015

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance March 31, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,061,569	$11,507,794	$32,224,019	$25,859,062	$58,083,081

Appropriation of reserves	—	—	—	—	—	1,267,518	—	(1,267,518)	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	1,150,010	—	1,150,010	548,977	1,698,987
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,190,883	1,190,883	946,344	2,137,227

Balance June 30, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$10,731,421	$4,211,579	$11,431,159	$34,564,912	$27,354,383	$61,919,295

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Appropriation of reserves	—	—	—	—	—	1,267,518	—	(1,267,518)	—	—	—
Issuance of preferred stock-based compensation	—	—	—	—	—	—	—	—	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	321,910	—	321,910	185,778	507,688
Other comprehensive loss	—	—	—	—	—	—	240	—	240	124	364
Net income	—	—	—	—	—	—	—	3,601,269	3,601,269	2,572,740	6,174,009

Balance June 30, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$10,731,421	$4,211,579	$11,431,159	$34,564,912	$27,354,383	$61,919,295

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance March 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$83,993	$9,113,057	$25,616,707	$20,883,846	$46,500,553

Business acquisition	—	—	—	—	—	—	—	—	—	1,019	1,019
Foreign currency translation loss	—	—	—	—	—	—	947,568	—	947,568	570,176	1,517,744
Other comprehensive income	—	—	—	—	—	—	(39)	—	(39)	(20)	(59)
Net income	—	—	—	—	—	—	—	750,794	750,794	662,404	1,413,198

Balance June 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,031,522	$9,863,851	$27,315,030	$22,117,425	$49,432,455

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492

Issuance of preferred stock-based compensation	—	—	—	—	—	—	—	—	—	980,466	980,466
Business acquisition	—	—	—	—	—	—	—	—	—	1,019	1,019
Foreign currency translation loss	—	—	—	—	—	—	614,584	—	614,584	335,527	950,111
Other comprehensive loss	—	—	—	—	—	—	(77)	—	(77)	(39)	(116)
Net income	—	—	—	—	—	—	—	461,557	461,557	1,287,926	1,749,483

Balance June 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,031,522	$9,863,851	$27,315,030	$22,117,425	$49,432,455

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amount in USD)	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$6,174,009	$1,749,483
Adjustments to reconcile net income to net cash provided by operating activities
Noncash stock-based compensation	—	1,546,910
Depreciation and amortization	580,884	429,543
Amortization of right-of-use assets	1,870,255	1,389,078
Amortization of bond premium	58	133
Gain on sales of marketable securities	(141,203)	(66,846)
Loss on valuation of financial assets	212,896	6,138
Loss on disposals of equipment	71	11,097
Deferred income tax	121,020	(77,993)
Net changes in operating assets and liabilities:
Accounts receivable	9,522,790	6,378,684
Contract assets	(1,046,822)	(1,246,405)
Other current assets	(9,684)	423,757
Other assets	(242,568)	(758,501)
Commission payable to sales professionals	(854,127)	(209,513)
Contract liabilities	—	(918,391)
Income tax payable	(339,769)	(111,162)
Other current liabilities	(3,343,428)	(1,567,417)
Other liabilities	(197,413)	91,609
Lease liabilities	(2,126,670)	(1,578,580)
Net cash provided by operating activities	10,180,299	5,491,624

Cash flows from investing activities:
Cash received from issuance of preferred stock	—	319
Purchases of time deposits	(45,655,824)	(38,942,259)
Proceeds from maturities of time deposits	39,967,511	31,169,243
Purchases of marketable securities	(46,370)	(943,791)
Proceeds from sales of marketable securities	1,427,731	214,243
Proceeds from disposal of equipment	143	2,960
Purchase of equipment	(298,712)	(737,145)
Purchase of intangible assets	(17,012)	(37,962)
Net cash used in investing activities	(4,622,533)	(9,274,392)

Cash flows from financing activities:
Proceeds from short-term loans	9,873,845	22,000,974
Repayment of short-term loans	(6,100,000)	(18,660,000)
Proceeds from related party borrowings	(39,797)	(278,447)
Net cash provided by financing activities	3,734,048	3,062,527

Foreign currency translation	187,057	(494,865)
Net increase (decrease) in cash, cash equivalents and restricted cash	9,478,871	(1,215,106)

Cash, cash equivalents and restricted cash, beginning balance	9,129,828	12,658,500
Cash, cash equivalents and restricted cash, ending balance	$18,608,699	$11,443,394

SUPPLEMENTARY DISCLOSURE:
Interest paid	$87,953	$121,470
Income tax paid	$3,588,250	$1,837,695
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$2,468,173	$1,468,413

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

The corporate structure as of June 30, 2021 is as follows:

Organizational Structure

China United Insurance Service, Inc. (Delaware Company)
100%
ZLI Holdings Limited (HK
100%
Action Holdings Financial Limited (BVI Company)
65.95%
100%
100%
51%
Law Enterprise Co., Limited (Taiwan Company)
Genius Holdings Financial Limited (BVI Company)
Allife International Investment Co., Limited (Taiwan Company)
Prime Financial Asia Limited (HK Company)
100%
Law Insurance Broker Co., Limited (Taiwan Company)
100%
Genius Investment Co., Limited (Taiwan Company)
51%
Uniwill insurance broker Co., Ltd. (Taiwan Company)
99%
100%
Max Key Investments Limited (BVI Company)
100%
Joint Incurance Broker Co., Limited (Taiwan Company)
Rays Technology Corporation (Taiwan Company)
100%
Prime Asia Co., Limited (Taiwan Company)
100%
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited
100%
Jiangsu Law Insurance Brokers Co., Limited

Note 1: Prime Asia Co., Limited is in process of liquidation.

Note 2: The board of directors has made resolution to sell Jiangsu Law Insurance Brokers Co., Limited. As of August 16, 2021, the company has touched base with potential buyers but yet to sign any purchase agreement.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entities as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income and the cash flow statements operating activities as previously reported.

Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2021 and December 31, 2020.

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

	Average Rate for the six months ended
	June 30,
	2021		2020
	(unaudited)		(unaudited)
Taiwan dollar (NTD)	NTD	28.01126	NTD	29.99166
China yuan (RMB)	RMB	6.46967	RMB	7.03241
Hong Kong dollar (HKD)	HKD	7.76102	HKD	7.76073
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	June 30, 2021
	(unaudited)		December 31, 2020
Taiwan dollar (NTD)	NTD	27.88079	NTD	28.07725
China yuan (RMB)	RMB	6.45488	RMB	6.52765
Hong Kong dollar (HKD)	HKD	7.76500	HKD	7.75249
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of June 30, 2021 and 2020, the Company does not have any potentially dilutive instrument.

Fair Value of Financial Instruments

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

-	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

-Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liabilities, either directly or indirectly, for substantially the full term of the financial instruments.

-Level 3 inputs to the valuation methodology are unobservable and significant to the fair value.

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020:

	June 30, 2021 (unaudited)
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Time deposits	$59,430,315	$—	$—	$59,430,315
Long-term investments:
REITs	1,251,378	—	—	1,251,378
Total assets measured at fair value	$60,681,693	$—	$—	$60,681,693

	December 31, 2020
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Time deposits	$53,339,508	$—	$—	$53,339,508
Marketable securities:
Stock Mutual funds	1,272,573	—	—	1,272,573
Long-term investments:
Government bonds held for available-for-sale	-	107,096	—	107,096
REITs	1,359,100	—	—	1,359,100
Total assets measured at fair value	$55,971,181	$107,096	$—	$56,078,277

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for time deposits, approximate fair value due to the short-term duration of those instruments.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($107,601 and $106,848 as of June 30, 2021 and December 31, 2020, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds matured on March 17, 2021 and the amortized cost of the bonds was nil and $106,906 (NTD 3,001,620) as of June 30, 2021 and December 31, 2020, respectively. The Company will purchase a similar investment after the maturity of the bonds to maintain the insurance license.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit and accounts receivable. As of June 30, 2021 and December 31, 2020, approximately $2,606,000 and $2,229,000 of the Company’s cash and cash equivalents, time deposits, and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $78,430,000 and 63,222,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2021 and 2020, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended June 30,
	2021		2020
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$9,185,048	28%	$6,856,458	23%
Taiwan Life Insurance Co., Ltd.	5,923,846	18%	5,627,922	19%
Farglory Life Insurance Co., Ltd.	3,961,983	12%	3,583,979	12%
Shin Kong Life Insurance Co., Ltd.	(*)	(*)	3,207,118	11%

(*) The related revenues for the three months ended had not exceeded 10% or more of the consolidated revenues.

For the six months ended June 30, 2021 and 2020, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six Months Ended June 30,
	2021		2020
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$15,785,677	25%	$11,852,412	20%
Taiwan Life Insurance Co., Ltd.	13,155,304	21%	11,220,597	19%
Farglory Life Insurance Co., Ltd.	8,481,824	13%	6,963,070	12%
Shin Kong Life Insurance Co., Ltd.	(*)	(*)	6,269,180	11%

(*) The related revenues for the six months ended had not exceeded 10% or more of the consolidated revenues.

As of June 30, 2021 and December 31, 2020, the Company’s accounts receivable from these companies were:

	June 30, 2021
	(unaudited)		December 31, 2020
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	4,245,590	27%	7,761,664	31%
Taiwan Life Insurance Co., Ltd	2,302,067	14%	4,557,862	18%
Farglory Life Insurance Co., Ltd.	1,764,461	11%	2,787,586	11%

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

Stock-Based Compensation

The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Compensation costs for awards granted to nonemployees under Uniwill for the three and six months ended June 30, 2021 both were nil, and for the three and six months ended June 30, 2020 were nil and $980,466, respectively.

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

Convertible Debt, and Derivatives and Hedging

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity's own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(unaudited)	December 31, 2020
Cash and cash equivalents:
Cash on hand and in banks	$18,536,725	$9,063,338
Time deposits - with original maturities less than three months (see Note 4)	—	—
	18,536,725	9,063,338
Restricted cash – noncurrent	71,974	66,490
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$18,608,699	$9,129,828

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for officers of Law Insurance Broker Co., Limited (“Law Broker”).

NOTE 4 – TIME DEPOSITS

	June 30, 2021
	(unaudited)	December 31, 2020

Total time deposits	$59,430,315	$53,339,508
Less: Time deposits – with original maturities less than three months (see Note 3)	-	—
Time deposits – original maturities over three months but less than one year	$59,430,315	$53,339,508

Time Deposits Pledged as Collateral

The Company had a total of $21,881,485 (NTD 610.1 million) and $15,930,161 (NTD 447.3 million) restricted time deposits, respectively, as of June 30, 2021 and December 31, 2020. As of June 30, 2021 and December 31, 2020, time deposits of $35,867 (NTD 1 million) and 35,616 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $21,845,618 and $15,894,545 pledged as collateral for short-term loans, respectively, as of June 30, 2021 and December 31, 2020. See Note 5.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of June 30, 2021 and December 31, 2020:

		June 30, 2021
		(unaudited)		December 31, 2020
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.9 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the higher of CUB’s adjustable rates for loans plus a margin of 0.41% or the 1-month TAIBOR rate plus a margin of 0.8% and matures on May 4, 2021. The maturity date was extended to May 4, 2022.	Time deposits	$8,948,818	$8,984,685	$6,019,108	$6,019,108
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 29, 2021	Time deposits	4,000,000	4,949,647	4,000,000	4,915,011
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX3 rate plus a margin of 0.9% and matures on February 18, 2022	Time deposits	1,540,000	2,468,616	2,100,000	2,443,003
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matured on August 28, 2021	Time deposits	—	1,501,576	1,200,000	1,384,833
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.7% and matures on December 17, 2021	Time deposits	2,500,000	2,941,094	840,000	1,132,590
$1.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.7% and matures on July 16, 2021. This loan have been paid off before issuance date.	Time deposits	1,000,000	1,000,000	—	—
		$17,988,818	$21,845,618	$14,159,108	$15,894,545

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses for short-term loans incurred were $46,636 and $60,978, respectively, for the three months ended June 30, 2021 and 2020, and were $$89,106 and $120,260 for the six months ended June 30, 2021 and 2020, respectively.

NOTE 6 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(unaudited)	December 31, 2020
Taiwan	$11,045,729	$11,814,222
PRC	270,794	274,069
Hong Kong	—	—
Total commissions payable to sales professionals	$11,316,523	$12,088,291

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(unaudited)	December 31, 2020
Accrued bonus	$5,540,204	$7,854,488
Payroll payable and other benefits	1,579,041	1,767,417
Accrued business tax and tax withholdings	870,268	1,643,082
Accrued tax penalties	—	170,016
Other accrued liabilities	2,093,478	2,156,031
Total other current liabilities	$10,082,991	$13,591,034

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $3,346,951 and $5,948,157, respectively, related to cash awards to employees as of June 30, 2021 and December 31, 2020.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the three months ended June 30, 2021 and 2020, the bonus expenses to Law Broker’s officers under the compensation plans were $153,120 and $154,044, respectively, and for the six months ended June 30, 2021 and 2020, the bonus expenses to Law Broker’s officers under the compensation plans were $245,016 and $280,252 respectively.

As of June 30, 2021 and December 31, 2020, the Company had accrued bonus of $2,193,253 and $1,906,331 payable within next 12 months, and noncurrent accrued bonus of nil and $237,440, respectively, related to the compensation plans for Law Broker’s officers. See Note 14 for additional information of agreements with Law Broker’s officers.

NOTE 8 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(unaudited)	December 31, 2020
Due to previous shareholders of AHFL	$538,005	$534,240
Net defined benefit liability	361,563	318,542
Accrued bonus - noncurrent (Note 7)	—	237,440
Total other liabilities	$899,568	$1,090,222

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of Action Holdings Financial Limited (“AHFL”) entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company would make the cash payment in the amount of NTD15 million on or prior to June 30, 2021. In March 2021, the Company entered into a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. The amount consisted of 68% and 32% of payables due to related parties and third parties, respectively. As of June 30, 2021 and December 31, 2020, the amount due to previous shareholders of AHFL were $538,005 and $534,240, respectively. The change in amounts was due to foreign currency translation.

NOTE 9 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets, and contract liabilities from contracts with customers is as follows:

	June 30, 2021
	(unaudited)	December 31, 2020
Accounts receivable	$15,954,543	$25,346,250
Contract assets	1,051,721	—
Contract liabilities	1,127,249	1,119,361

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of June 30, 2021 and December 31, 2020, the Company had $1,051,721 and nil of contract assets, respectively.

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

The Company recognized revenue of nil and $84,066 (NTD2,521,270), net of VAT for the three months ended June 30, 2021 and 2020, and nil and $186,614 (NTD 5,596,869), net of VAT, for the six months ended June 30, 2021 and 2020, respectively.

As of June 30, 2021 and December 31, 2020, the Company had contract liabilities of $1,127,249 and $1,119,361, respectively, related to the Alliance Agreement.

NOTE 10 –LEASE

The Company recorded its operating lease cost of $1,056,094 and $2,076,967 for the three and six months ended June 30, 2021, and $751,072 and $1,429,420 for the three and six months ended June 30, 2020, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2021 and December 31, 2020, operating lease right-of-use assets and lease liabilities were as follows:

	June 30, 2021
	(unaudited)	December 31, 2020
Right-of-use assets under operating leases	$7,025,747	$6,524,555
Operating lease liabilities – current	3,341,964	3,043,056
Operating lease liabilities – noncurrent	3,631,104	3,440,343

Lease term and discount rate

	June 30, 2021
	(unaudited)		December 31, 2020
Weighted average remaining lease term
Operating lease	2.47	years	2.64	years
Weighted average discount rate
Operating lease	3.34%		3.15%

Supplemental cash flow information related to leases

	June 30, 2021
	(unaudited)	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$2,126,670	$3,310,015
Amortization of right-of-use assets under operating leases	1,870,255	3,009,101

The minimum future lease payments as of June 30, 2021 are as follows:

Amount
2021 (remainder of year)	$1,922,117
2022	2,787,051
2023	1,687,081
2024	727,847
2025	103,240
Thereafter	—
Total minimum lease payments	7,227,336
Less: Interest	(254,268)
Present value of future minimum lease payments	$6,973,068

NOTE 11 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of June 30, 2021 and December 31, 2020:

	% of Non-			Other	June 30,
	controlling	December 31,	Net Income	Comprehensive	2021
Name of Entity	Interest	2020	(Loss)	Income	(unaudited)
Law Enterprise	34.05	$(414,957)	$(119,482)	$2,762	$(531,677)
Law Broker	34.05	25,177,272	2,523,159	183,296	27,883,727
Uniwill	50.00	(421,035)	146,792	216	(274,027)
Rays	1.00	(5,772)	(782)	—	(6,554)
PFAL	49.00	423,978	22,504	(419)	446,063
MKI	49.00	(732)	(710)	—	(1,442)
PA Taiwan	49.00	(163,013)	1,259	47	(161,707)
Total		$24,595,741	$2,572,740	$185,902	$27,354,383

	% of Non-				Other
	controlling	December 31,	Contribution	Net Income	Comprehensive	December 31,
Name of Entity	Interest	2019	/Acquisition	(Loss)	Income	2020
Law Enterprise	34.05%	$(204,964)	$—	$(241,231)	$31,238	$(414,957)
Law Broker	34.05%	19,536,104	—	4,193,314	1,447,854	25,177,272
Uniwill	50.00%	—	1,427,603	(1,918,023)	69,385	(421,035)
Rays	1.00%	—	1,019	(6,791)	—	(5,772)
PFAL	49.00%	351,278	—	71,713	987	423,978
MKI	49.00%	283	—	(1,015)	—	(732)
PA Taiwan	49.00%	(167,531)	—	4,227	291	(163,013)
PTC Nanjing	49.00%	(2,644)	—	1,465	1,179	—
Total		$19,512,526	$1,428,622	$2,103,659	$1,550,934	$24,595,741

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Tax base difference	—%	(1)%
Change in valuation allowance	6%	—%
Income tax on undistributed earnings	4%	10%
Loss in subsidiaries	—%	1%
Non-deductible and non-taxable items	(3)%	(4)%
Reversal of deferred tax assets not previously recognized	2%	—%
True up of prior year income tax	3%	(3)%
Effective tax rate	32%	23%

	Six Months Ended June 30,
	2021	2020
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Change in valuation allowance	5%	—%
Income tax on undistributed earnings	4%	10%
Loss in subsidiaries	—%	12%
Non-deductible and non-taxable items	(1)%	(1)%
Utilization of deferred tax assets not previously recognized	—%	(1)%
Provision for uncertain tax position	—%	9%
True up of prior year income tax	—%	(2)%
Effective tax rate	28%	47%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are subject to the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments at 20% and 5% of the tax on any undistributed earnings according to the Income Tax Law of Taiwan. As of June 30, 2021 and December 31, 2020, the Company had current tax payable of $2,804,824 and $2,978,618 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. WFOE and CAE had no income tax expenses for the three and six months ended June 30, 2021 and 2020 due to the net operating losses generated in the previous years.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 8.25% on the estimated assessable profits. As of June 30, 2021 and December 31, 2020, the Company had current tax payable of $17,719 and $13,613 for Hong Kong income tax.

The Company is subject to the statutory rate of 21% in the U.S. federal jurisdiction. The Company had no income tax expense for the three and six months ended June 30, 2021 and 2020 due to the loss positions and no GILTI tax obligation existed. The Company recognized a one-time transition tax of $1,199,195 in the year of 2018 based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income tax. As of June 30, 2021 and December 31, 2020, the Company had current tax payable of $179,879 and $153,787 and noncurrent tax payable of $539,636 and $719,515 for U.S. income tax.

As of June 30, 2020, the Company recorded an uncertain tax positions approximately of $277,000 related to withholding tax matters in the Taiwan Segment. During the three and six months ended June 30, 2020, the Company recognized interest and penalties of approximately $178,000, in selling, general and administrative expenses.

NOTE 13 – RELATED PARTY TRANSACTIONS

The following summarized the Company’s loans payable related parties as of June 30, 2021 and December 31, 2020:

	June 30, 2021
	(unaudited)	December 31, 2020
Due to Ms. Lu (A shareholder of Anhou)	$40,696	$78,541
Others	15,929	15,506
Total	$56,625	$94,047

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 10.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Note 4 and 5.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan includes: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and six months ended June 30, 2021, the Company has recorded the compensation expense of $52,000 and $114,207 under the appointment agreement, respectively. For the three and six months ended June 30, 2020, the Company has recorded the compensation expense of $26,846 and $77,282 under the appointment agreement, respectively.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she served as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms and conditions in the engagement agreement. Ms. Chao has acted as the general manager or in the equivalent position of Law Broker for a term of at least three years. For the three and six months ended June 30, 2021, the Company has recorded the compensation expense of $101,120 and $130,809 under the engagement agreement, respectively. For the three and six months ended June 30, 2020, the Company has recorded the compensation expense of $127,198 and $202,970 under the engagement agreement, respectively.

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

The geographical distributions of the Company’s financial information for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
	(unaudited)	(unaudited)
	2021	2020
Geographical Areas
Revenue
Taiwan	$32,271,253	$28,076,312
PRC	1,265,100	1,748,139
Hong Kong	28,436	50,567
Elimination adjustment	(591,109)	(433,264)
Total revenue	$32,973,680	$29,441,754

Income from operations
Taiwan	$3,169,768	$1,141,089
PRC	(294,490)	1,560
Hong Kong	(11,320)	8,739
Elimination adjustment	287,379	81,447
Total income from operations	$3,151,337	$1,232,835

Net income
Taiwan	$2,488,501	$1,364,078
PRC	(401,328)	4,206
Hong Kong	(10,385)	11,239
Elimination adjustment	60,439	33,675
Total net income	$2,137,227	$1,413,198

	Six Months Ended June 30,
	(unaudited)	(unaudited)
	2021	2020
Geographical Areas
Revenue
Taiwan	$61,122,753	$55,419,248
PRC	3,216,569	3,177,436
Hong Kong	139,421	119,186
Elimination adjustment	(974,946)	(750,906)
Total revenue	$63,503,797	$57,964,964

Income from operations
Taiwan	$7,860,497	$2,644,371
PRC	(298,408)	(29,553)
Hong Kong	50,173	32,392
Elimination adjustment	425,729	134,327
Total income from operations	$8,037,991	$2,781,537

Net income
Taiwan	$6,421,991	$1,709,345
PRC	(354,410)	(35,751)
Hong Kong	45,927	33,011
Elimination adjustment	60,501	42,878
Total net income	$6,174,009	$1,749,483

The geographical distribution of the Company’s financial information as of June 30, 2021 and December 31, 2020 were as follows:

	June 30, 2021
	(unaudited)	December 31, 2020
Geographical Areas
Reportable assets
Taiwan	$181,536,334	$171,037,252
PRC	12,720,055	13,149,306
Hong Kong	961,264	915,628
Elimination adjustment	(81,311,458)	(77,373,957)
Total reportable assets	$113,906,195	$107,728,229

Long-lived assets
Taiwan	$2,026,290	$2,198,739
PRC	180,157	175,748
Hong Kong	1,404	1,664
Elimination adjustment	(2,909)	(2,906)
Total long-lived assets	$2,204,942	$2,373,245

Capital investment
Taiwan	$269,416	$1,522,189
PRC	29,296	87,903
Hong Kong	—	1,576
Total capital investments	$298,712	$1,611,668

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements except for the follow:

On August 13, 2021, the Company along with its wholly owned subsidiary Action Holdings Financial Limited entered into the Amendment 4 to the Acquisition Agreement (this “Amendment”) with Mr. Chwan Hau Li, a member of the board of directors of the Company. Pursuant to the Amendement and as additional consideration for Mr. Li due to certain adjustments, the Company shall issue Mr. Li 864,463 shares of Company’s common stock within two months from August 13, 2021. The foregoing summary description of the Amendment is subject to and qualified in its entirety by the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

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

Total revenue from Taiwan life insurance products were 88.6% and 89.1% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Total revenue from PRC life insurance products were 3.7% and 5.6% of total revenue for the three months ended June 30, 2021 and 2020, respectively.

Total revenue from Taiwan life insurance products were 88.3% and 89.6% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Total revenue from PRC life insurance products were 4.8% and 5.2% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

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

Total revenue from Taiwan property and casualty insurance products were 7.5% and 4.7% of total revenue for the three months ended June 30, 2021 and 2020, respectively. Total revenue from PRC property and casualty insurance products were 0.2% and 0.4% of total revenue for the three months ended June 30, 2021 and 2020, respectively.

Total revenue from Taiwan property and casualty insurance products were 6.4% and 4.7% of total revenue for the six months ended June 30, 2021 and 2020, respectively. Total revenue from PRC property and casualty insurance products were both 0.3% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

As the impacts of COVID-19 remain uncertain, we have been monitoring and will continue to measure and modify our business to protect our customers, sales professionals and employees. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2020 and believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition, stock-based compensations, and estimate of income taxes. Our significant accounting policies are described in Note 1 of “Summary of Significant Accounting Policies” included within our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Results of Operations- Three Months ended June 30, 2021 Compared to Three Months ended June 30, 2020

The following table shows the results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$32,973,680	$29,441,754	$3,531,926	12%
Cost of revenue	23,536,213	22,492,991	1,043,222	5%
Gross profit	9,437,467	6,948,763	2,488,704	36%
Gross profit margin	28.6%	23.6%	5%	21%

Operating expenses:
Selling	96,297	367,658	(271,361)	(74)%
General and administrative	6,189,833	5,348,270	841,563	16%
Total operating expenses	6,286,130	5,715,928	570,202	10%

Income from operations	3,151,337	1,232,835	1,918,502	156%

Other income (expenses):
Interest income	129,779	114,011	15,768	14%
Interest expenses	(46,636)	(60,978)	14,342	(24)%
Foreign currency exchange loss, net	(427,652)	(131,383)	(296,269)	226%
Dividend income	251,328	319,235	(67,907)	(21)%
Other - net	80,669	355,270	(274,601)	(77)%
Total other income (expenses), net	(12,512)	596,155	(608,667)	(102)%

Income before income taxes	3,138,825	1,828,990	1,309,835	72%
Income tax expense	(1,001,598)	(415,792)	(585,806)	141%

Net income	2,137,227	1,413,198	724,029	51%
Net income attributable to the noncontrolling interests	(946,344)	(662,404)	(283,940)	43%
Net income attributable to China United’s shareholders	$1,190,883	$750,794	$440,089	59%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended June 30, 2021 and 2020, the revenues generated from Taiwan, PRC and Hong Kong are as follows:

Geographic Areas	Three Months Ended June 30,
	2021	2020	Change	Percent
Revenue
Taiwan segment	$31,680,144	$27,643,048	$4,037,096	14.6%
Percentage of revenue	96.1%	93.9%
PRC segment	1,265,100	1,748,139	(483,039)	(27.6)%
Percentage of revenue	3.8%	5.9%
Hong Kong segment	28,436	50,567	(22,131)	(43.8)%
Percentage of revenue	0.1%	0.2%
Total revenue	$32,973,680	$29,441,754	$3,531,926	12%

Revenue from our Taiwan segment increased by $4.0 million from $28.0 million for the three months ended June 30, 2020 to $32 million for the three months ended June 30, 2021. Due to our continued growth in the sales of insurance products in the past years, we continue to receive more contingent commissions, which include trailing commissions, persistency rate linked bonuses and some other service allowance, for the three months ended June 30, 2021. However, the revenue growth was partially offset by decreases in the sales of long-term care and disability insurance products because of the discontinuations of these products in the year 2020.

Revenue from our PRC segment decreased by $0.4 million from $1.7 million for the three months ended June 30, 2020 to $1.3 million for the three months ended June 30, 2021. Decrease in revenue was primarily caused by the PRC government resuming a selling policy for insurance products in August 2020 which entails the audio and video recording of certain insurance sales processes. Such PRC policy (the “PRC Recording Policy”) has direct and adverse impact on our revenue from the PRC region.

Revenue from the Hong Kong Segment primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Due to the travel restriction, less demand for our travel insurance products led to a decrease in revenue from the reinsurance business for the three months ended June 30, 2021.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended June 30, 2021 increased by $1.0 million, to $23.5 million compared to $22.5 million for the three months ended June 30, 2020. We sold more insurance policies during the three months ended June 30, 2021 compared to amount of policies sold in the same period of 2020, which resulted in an increase in the direct commission costs paid to our sales professionals for the first year commissions.

Consequently, the gross profit margin increased from 23.6% for the three months ended June 30, 2020 to 28.6% for the three months ended June 30, 2021.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the three months ended June 30, 2021, our selling expenses were $0.1 million, reflecting a decrease of $0.3 million, compared with $0.4 million for the three months ended June 30, 2020. The selling expenses decreased for the three months ended June 30, 2021 compared to the same period of 2020 due to the adverse impact from the outbreak of COVID-19 in Taiwan that substantially restricted our marketing activities in Taiwan during the three months ended June 30, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. General and administrative expenses were $6.2 million, reflecting an increase of $0.8 million, compared with $5.3 million for the three months ended June 30, 2020. Increase in the general and administrative expenses was attributed to the higher insurance platform maintenance fee for the three months ended June 30, 2021 compared to the same period of 2020.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Net other expense for the three months ended June 30, 2021 was $0.01 million, reflecting a decrease of $0.6 million, compared with net other income of $0.6 million for the three months ended June 30, 2020. The decrease in other income for the three months ended June 30, 2021 was due to foreign currency exchange loss recognized because of the depreciation of the US dollar against the New Taiwan dollar during the second quarter of 2021. The decrease in other-net was because of decrease in valuation gain on marketable securities. Taiwan security market has strong performance in the three months ended June 30, 2020 compared to the same period in 2021.

Income tax expense

For the three months ended June 30, 2021, income tax expense was $1.0 million, reflecting an increase of 141%, compared with the income tax expense of $0.4 million for the three months ended June 30, 2020. The increase was mainly due to more revenues generated in the Taiwan segment during the second quarter of 2021.

Results of Operations- Six Months ended June 30, 2021 Compared to Six Months ended June 30, 2020

The following table shows the results of operations for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$63,503,797	$57,964,964	$5,538,833	9.6%
Cost of revenue	42,509,645	41,992,915	516,730	1.2%
Gross profit	20,994,152	15,972,049	5,022,103	31.4%
Gross profit margin	33.1%	27.6%	5.5%	20.0%

Operating expenses:
Selling	676,074	857,688	(181,614)	(21.2)%
General and administrative	12,280,087	12,332,824	(52,737)	(0.4)%
Total operating expenses	12,956,161	13,190,512	(234,351)	(1.8)%

Income from operations	8,037,991	2,781,537	5,256,454	189.0%

Other income (expenses):
Interest income	213,777	224,902	(11,125)	(4.9)%
Interest expenses	(89,106)	(120,260)	31,154	(25.9)%
Foreign currency exchange loss, net	(99,186)	(187,320)	88,134	(47.0)%
Dividend income	251,328	319,235	(67,907)	(21.3)%
Other - net	259,609	258,468	1,141	0.4%
Total other income (expenses), net	536,422	495,025	41,397	8.4%

Income before income taxes	8,574,413	3,276,562	5,297,851	161.7%
Income tax expense	(2,400,404)	(1,527,079)	(873,325)	57.2%

Net income	6,174,009	1,749,483	4,424,526	253.0%
Net income attributable to the noncontrolling interests	(2,572,740)	(1,287,926)	(1,284,814)	99.8%
Net income attributable to China United’s shareholders	$3,601,269	$461,557	$3,139,712	680.2%

Revenue

For the six months ended June 30, 2021 and 2020, the revenues generated from Taiwan, PRC and Hong Kong are as follows:

Geographic Areas	Six Months Ended June 30,
	2021	2020	Change	Percent
Revenue
Taiwan segment	$60,147,807	$54,668,342	$5,479,465	10.0%
Percentage of revenue	94.7%	94.3%
PRC segment	3,216,569	3,177,436	39,133	1.2%
Percentage of revenue	5.1%	5.5%
Hong Kong segment	139,421	119,186	20,235	17.0%
Percentage of revenue	0.2%	0.2%
Total revenue	$63,503,797	$57,964,964	$5,538,833	9.6%

Revenue from our Taiwan segment increased by $5.5 million from $54.7 million for the six months ended June 30, 2020 to $60.2 million for the six months ended June 30, 2021. Due to our continued growth in the sales of insurance products in the past years, we continue to receive more contingent commissions, which include trailing commissions, persistency rate linked bonuses and some other service allowance, for the six months ended June 30, 2021. However, the revenue growth was partially offset by decreases in the sales of long-term care and disability insurance products because of the discontinuations of these products in the year 2020.

Revenue from our PRC segment for the six months ended June 30, 2021 remained consistent with the same period in 2020. PRC segment benefit from the recovery after the outbreak of COVID-19 for the six months ended June 30, 2021. However, this is partially offset by the PRC Recording Policy as described above.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Revenue from our Hong Kong segment for the six months ended June 30, 2021 remained consistent with the same period in 2020.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the six months ended June 30, 2021 remained consistent with the same period in 2020.

Consequently, the gross profit margin increased from 27.6% for the six months ended June 30, 2020 to 33.1% for the six months ended June 30, 2021.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the six months ended June 30, 2021, selling expenses were $0.7 million, reflecting a decrease of $0.2 million, compared with $0.9 million for the six months ended June 30, 2020. Decrease in the selling expenses was caused by the adverse impact from the outbreak of COVID-19 in Taiwan that restricted marketing activities for the six months ended June 30, 2021 compared to the same period of 2020.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. G&A expenses for the six months ended June 30, 2021 remained consistent with the same period in 2020.

Other income (expenses)

Other income (expense) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Other income (expense) for the six months ended June 30, 2021 remained consistent with the same period in 2020.

Income tax expense

For the six months ended June 30, 2021, income tax expense was $2.4 million, reflecting an increase of 57.2%, compared with the income tax expense of $1.5 million for the six months ended June 30, 2020. The increase in tax expenses was mainly due to the increase in revenues generated in the Taiwan segment during the first half of 2021.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by financing activities for the six months periods ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change	Percent
Net cash provided by operating activities	$10,180,299	$5,491,624	$4,688,675	85.4%
Net cash used in investing activities	(4,622,533)	(9,274,392)	4,651,859	(50.2)%
Net cash provided by financing activities	3,734,048	3,062,527	671,521	21.9%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2021 was $10.2 million,reflecting an increase of 85.4% in comparison with $5.5 million net cash provided by operating activities during the six months ended June 30, 2020. The increase was mainly due to a strong business performance for the six months ended June 30, 2021 compared with that during the same period in 2020.

Investing activities

Net cash used in investing activities was $4.6 million during the six months ended June 30, 2021 as compared with the net cash used in investing activities of $9.3 million for the six months ended June 30, 2020. Decreases in the cash outflows for the investing activities resulted from the proceeds from sales of marketable securities and maturities of time deposits during the first half of 2021.

Financing activities

Net cash provided by financing activities was $3.7 million during the six months ended June 30, 2021, which increased by $0.7 million from $3.0 million during the same period of 2020. The increase was mainly due to increases in the net proceeds from additional borrowings under the revolving credit agreements during the first half of 2021.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2020 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2021

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our auunal report on Form 10-K for the year ended December 31, 2020. The material weaknesses have not been remediated as of June 30, 2021. We continue working the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2020 Form 10-K are fully implemented and concluded to be operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s two subsidiaries, Rays and Law Broker, are in the process of adjusting their business models to regain compliance with the relevant laws and regulations and have paid the respective fines in full within the prescribed periods.

Except as disclosed above, during the three months ended June 30, 2021, we were not aware of any other legal proceedings or claims that we believed would have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business, such as labor and employment disputes. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2021, the Company along with its wholly owned subsidiary Action Holdings Financial Limited entered into the Amendment 4 to the Acquisition Agreement (this “Amendment”) with Mr. Chwan Hau Li, a member of the board of directors of the Company. Pursuant to the Amendement and as additional consideration for Mr. Li due to certain adjustments, the Company shall issue Mr. Li 864,463 shares of Company’s common stock within two months from August 13, 2021. The foregoing summary description of the Amendment is subject to and qualified in its entirety by the full text of the Amendment, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable during this reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable during this reporting period.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment 4 to the Acquisition Agreement dated August 13, 2021 by and among the Company, Action Holdings Financial Limited and Chwan Hau Li
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

China United Insurance Service, Inc.

Date: August 16, 2021	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 16, 2021	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)