Form 10-Q
period 2021-09-30
China United Insurance Service, Inc.
filed 2021-11-15
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
(Amount in USD)	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,156,563	$9,063,338
Time deposits	58,511,141	53,339,508
Accounts receivable	17,201,245	25,346,250
Contract assets	2,857,748	—
Marketable securities	258,949	1,272,573
Other current assets	1,137,077	1,491,168
Total current assets	98,122,723	90,512,837

Right-of-use assets under operating leases	6,324,660	6,524,555
Property and equipment, net	2,208,450	2,373,245
Intangible assets, net	275,178	381,747
Long-term investments	2,670,913	2,835,095
Restricted cash – noncurrent	103,781	66,490
Deferred tax assets	912,289	1,021,890
Other assets	4,746,720	4,012,370
TOTAL ASSETS	$115,364,714	$107,728,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$8,925,074	$12,088,291
Short-term loans	18,157,708	14,159,108
Contract liabilities	1,129,628	1,119,361
Income tax payable - current	3,229,924	3,146,018
Operating lease liabilities - current	3,093,132	3,043,056
Due to related parties	49,769	94,047
Other current liabilities	7,969,559	13,591,034
Total current liabilities	42,554,794	47,240,915

Income tax payable - noncurrent	539,636	719,515
Operating lease liabilities - noncurrent	3,137,869	3,440,343
Other liabilities	539,141	1,090,222
TOTAL LIABILITIES	46,771,440	52,490,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 29,421,736 issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	294	294
Additional paid-in capital	9,296,962	8,190,449
Statutory reserves	10,731,421	9,463,903
Retained earnings	14,450,871	9,097,408
Accumulated other comprehensive income	4,354,794	3,889,429
Total stockholders’ equity attributable to China United’s shareholders	38,834,352	30,641,493
Noncontrolling interests	29,758,922	24,595,741
TOTAL STOCKHOLDERS’ EQUITY	68,593,274	55,237,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$115,364,714	$107,728,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in USD)	2021	2020	2021	2020
Revenue	$31,629,500	$33,235,952	$95,133,297	$91,200,916
Cost of revenue	17,066,959	21,269,044	59,576,604	63,261,959

Gross profit	14,562,541	11,966,908	35,556,693	27,938,957

Operating expenses:
Selling	397,628	926,004	1,073,702	1,783,692
General and administrative	7,189,914	5,700,840	19,470,001	18,033,664
Total operating expense	7,587,542	6,626,844	20,543,703	19,817,356

Income from operations	6,974,999	5,340,064	15,012,990	8,121,601

Other income (expenses):
Interest income	116,277	100,266	330,054	325,168
Interest expenses	(47,701)	(33,443)	(136,807)	(153,703)
Foreign currency exchange gains (losses)	(31,341)	36,427	(130,527)	(150,893)
Dividend income	499	2,368	251,827	321,603
Other - net	253,960	(12,779)	513,569	245,689
Total other income, net	291,694	92,839	828,116	587,864

Income before income taxes	7,266,693	5,432,903	15,841,106	8,709,465
Income tax expense	(1,908,078)	(1,640,025)	(4,308,482)	(3,167,104)

Net income	5,358,615	3,792,878	11,532,624	5,542,361
Less: net income attributable to noncontrolling interests	(2,338,903)	(1,312,122)	(4,911,643)	(2,600,048)
Net income attributable to China United’s shareholders	3,019,712	2,480,756	6,620,981	2,942,313

Other comprehensive items, net of tax:
Foreign currency translation gain	208,852	1,094,311	716,540	2,044,422
Other	(1)	(201)	363	(317)
Total other comprehensive gain	208,851	1,094,110	716,903	2,044,105

Comprehensive income	5,567,466	4,886,988	12,249,527	7,586,466
Less: comprehensive income attributable to noncontrolling interests	(2,404,539)	(1,743,988)	(5,163,181)	(3,367,402)

Comprehensive income attributable to China United’s shareholders	$3,162,927	$3,143,000	$7,086,346	$4,219,064

Weighted average shares outstanding:
Basic and diluted	29,421,736	29,421,736	29,421,736	29,421,736

Earnings per share attributable to common stockholders of China United:
Basic and diluted	$0.099	$0.082	$0.218	$0.097

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance June 30, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$10,731,421	$4,211,579	$11,431,159	$34,564,912	$27,354,383	$61,919,295

Common stock-based compensation granted	—	—	—	—	1,106,513	—	—	—	1,106,513	—	1,106,513
Foreign currency translation gain	—	—	—	—	—	—	143,215	—	143,215	65,637	208,852
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	—	3,019,712	3,019,712	2,338,903	5,358,615

Balance September 30, 2021	29,421,736	$294	1,000,000	$10	$9,296,962	$10,731,421	$4,354,794	$14,450,871	$38,834,352	$29,758,922	$68,593,274

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Appropriation of reserves	—	—	—	—	—	1,267,518	—	(1,267,518)	—	—	—
Common stock-based compensation granted	—	—	—	—	1,106,513	—	—	—	1,106,513	—	1,106,513
Foreign currency translation gain	—	—	—	—	—	—	465,125	—	465,125	251,415	716,540
Other comprehensive income	—	—	—	—	—	—	240	—	240	123	363
Net income	—	—	—	—	—	—	—	6,620,981	6,620,981	4,911,643	11,532,624

Balance September 30, 2021	29,421,736	$294	1,000,000	$10	$9,296,962	$10,731,421	$4,354,794	$14,450,871	$38,834,352	$29,758,922	$68,593,274

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(UNAUDITED)

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance June 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,031,522	$9,863,851	$27,315,030	$22,117,425	$49,432,455

Foreign currency translation gain	—	—	—	—	—	—	662,376	—	662,376	431,935	1,094,311
Other comprehensive loss	—	—	—	—	—	—	(132)	—	(132)	(69)	(201)
Net income	—	—	—	—	—	—	—	2,480,756	2,480,756	1,312,122	3,792,878

Balance September 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,693,766	$12,344,607	$30,458,030	$23,861,413	$54,319,443

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2019	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$417,015	$9,402,294	$26,238,966	$19,512,526	$45,751,492

Issuance of preferred stock-based compensation	—	—	—	—	—	—	—	—	—	980,466	980,466
Business acquisition	—	—	—	—	—	—	—	—	—	1,019	1,019
Foreign currency translation gain	—	—	—	—	—	—	1,276,960	—	1,276,960	767,462	2,044,422
Other comprehensive loss	—	—	—	—	—	—	(209)	—	(209)	(108)	(317)
Net income	—	—	—	—	—	—	—	2,942,313	2,942,313	2,600,048	5,542,361

Balance September 30, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$8,228,904	$1,693,766	$12,344,607	$30,458,030	$23,861,413	$54,319,443

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(Amount in USD)	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$11,532,624	$5,542,361
Adjustments to reconcile net income to net cash provided by operating activities
Noncash stock-based compensation	1,106,513	980,466
Depreciation and amortization	880,555	694,862
Amortization of right-of-use assets	2,724,822	2,188,595
Amortization of bond premium	58	202
Gain on sales of marketable securities	(198,637)	(104,208)
Loss (gain) on valuation of financial assets	224,609	(48,904)
Loss on disposals of equipment	72	45,306
Loss on disposal of a subsidiary	—	5,645
Deferred income tax	103,153	(89,139)
Net changes in operating assets and liabilities:
Accounts receivable	8,334,483	7,775,347
Contract assets	(2,844,090)	(3,494,823)
Other current assets	214,284	234,614
Other assets	(666,789)	(1,248,049)
Commission payable to sales professionals	(3,259,115)	(2,439,637)
Contract liabilities	—	(1,019,695)
Income tax payable	(118,475)	33,874
Other current liabilities	(5,368,199)	(2,257,074)
Other liabilities	(558,400)	140,468
Lease liabilities	(3,138,759)	(2,497,196)
Net cash provided by operating activities	8,968,709	4,443,015

Cash flows from investing activities:
Cash received from issuance of preferred stock	—	371
Purchases of marketable securities	(1,158,903)	(950,791)
Purchases of time deposits	(61,420,198)	(53,753,884)
Proceeds from maturities of time deposits	56,760,207	47,141,011
Purchase of financial instrument	(46,372)	—
Proceeds from sales of marketable securities	2,246,589	215,832
Proceeds from sales of long-term investment - REITs	142,007	—
Proceeds from disposal of equipment	143	3,008
Purchase of equipment	(561,099)	(1,250,361)
Purchase of intangible assets	(24,200)	(51,797)
Net cash used in investing activities	(4,061,826)	(8,646,611)

Cash flows from financing activities:
Proceeds from short-term loans	10,029,560	38,774,384
Repayment of short-term loans	(6,100,000)	(33,560,000)
Repayment of related party borrowings	(43,482)	(275,573)
Net cash provided by financing activities	3,886,078	4,938,811

Foreign currency translation	337,555	241,999
Net increase in cash, cash equivalents and restricted cash	9,130,516	977,214

Cash, cash equivalents and restricted cash, beginning balance	9,129,828	12,658,500
Cash, cash equivalents and restricted cash, ending balance	$18,260,344	$13,635,714

SUPPLEMENTARY DISCLOSURE:
Interest paid	$129,927	$160,978
Income tax paid	$3,588,250	$3,298,391
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$2,483,439	$2,296,446

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

The corporate structure as of September 30, 2021 is as follows:

Organizational Structure
China United Insurance Service, Inc. ("CUIS") (Delaware Company)
100%
100%
ZLI Holdings Limited ("ZLI") (HK)
Action Holdings Financial Limited ("AHFL") (BVI Company)
65.95%
100%
100%
51%
100%
Law Enterprise Co., Limited ("Law Enterprise") (Taiwan Company)
Genius Holdings Financial Limited ("GHFL") (BVI Company)
Allife International Investment Co., Limited ("AILIFE") (Taiwan Company)
Prime Financial Asia Limited ("PFAL") (HK Company)
100%
100%
51%
100%
Law Insurance Broker Co., Limited ("Law Broker") (Taiwan Company)
Genius Investment Co., Limited ("GIC") (Taiwan Company)
Uniwill Insurance Broker Co., Ltd. ("Uniwill") (Taiwan Company)
99%
Max Key Investments Limited ("MKI") (BVI Company)
100%
Joint Insurance Broker Co., Limited ("JIB") (Taiwan Company)
Rays Technology Corporation ("Rays") (Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")
100%
Jiangsu Law Insurance Brokers Co., Limited ("Jiangsu")

Note 1:Prime Asia Co., Limited (“PA Taiwan”), the 100% subsidiary of Max Key Investments Limited, has completed its liquidation in August 2021.

Note 2:The board of directors has made the resolution to sell Jiangsu Law Insurance Brokers Co., Limited. As of November 15, 2021, the Company has touched base with potential buyers but has yet to sign any purchase agreement.

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

Basis of Presentation

The condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2021 and December 31, 2020.

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

	Average Rate for the nine months ended
	September 30,
	2021		2020
	(unaudited)		(unaudited)
Taiwan dollar (NTD)	NTD	27.95566	NTD	29.77085
China yuan (RMB)	RMB	6.46939	RMB	6.99409
Hong Kong dollar (HKD)	HKD	7.76655	HKD	7.75724
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	September 30, 2021
	(unaudited)		December 31, 2020
Taiwan dollar (NTD)	NTD	27.82205	NTD	28.07725
China yuan (RMB)	RMB	6.45669	RMB	6.52765
Hong Kong dollar (HKD)	HKD	7.78644	HKD	7.75249
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of September 30, 2021 and 2020, the Company does not have any potentially dilutive instrument.

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Time deposits	$58,511,141	$—	$—	$58,511,141
Marketable securities :
Stock mutual funds	258,949	—	—	258,949
Long-term investments:
REITs	1,242,995	—	—	1,242,995
Total assets measured at fair value	$60,013,085	$—	$—	$60,013,085

	December 31, 2020
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Time deposits	$53,339,508	$—	$—	$53,339,508
Marketable securities:
Stock mutual funds	1,272,573	—	—	1,272,573
Long-term investments:
Government bonds held for available-for-sale	—	107,096	—	107,096
REITs	1,359,100	—	—	1,359,100
Total assets measured at fair value	$55,971,181	$107,096	$—	$56,078,277

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

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($107,828 and $106,848 as of September 30, 2021 and December 31, 2020, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. The government bonds matured on March 17, 2021 and the amortized cost of the bonds was nil and $106,906 (NTD 3,001,620) as of September 30, 2021 and December 31, 2020, respectively.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit and accounts receivable. As of September 30, 2021 and December 31, 2020, approximately $2,695,000 and $2,229,000 of the Company’s cash and cash equivalents, time deposits, and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $77,565,000 and $63,222,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended September 30, 2021 and 2020, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended September 30,
	2021		2020
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$8,043,483	25%	$8,160,190	25%
Taiwan Life Insurance Co., Ltd.	6,733,094	21%	8,435,924	25%
Farglory Life Insurance Co., Ltd.	3,797,277	12%	4,157,250	13%

For the nine months ended September 30, 2021 and 2020, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine Months Ended September 30,
	2021		2020
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$23,829,160	25%	$20,012,602	22%
Taiwan Life Insurance Co., Ltd.	19,888,398	21%	19,656,521	22%
Farglory Life Insurance Co., Ltd.	12,279,101	13%	11,120,320	12%

As of September 30, 2021 and December 31, 2020, the Company’s accounts receivable from these companies were:

	September 30, 2021
	(unaudited)		December 31, 2020
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$5,185,975	30%	$7,761,664	31%
Taiwan Life Insurance Co., Ltd	3,353,051	19%	4,557,862	18%
Farglory Life Insurance Co., Ltd.	1,790,673	10%	2,787,586	11%

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

Stock-Based Compensation

The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employee requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or canceled during the periods reported. Compensation costs for awards granted to nonemployees under Uniwill for the three and nine months ended September 30, 2021 both were nil, and for the three and nine months ended September 30, 2020 were nil and $980,466, respectively.

In addition, on August 13, 2021, the Company along with its wholly owned subsidiary Action Holdings Financial Limited entered into the Amendment 4 to the Acquisition Agreement (this “Amendment”) with Mr. Chwan Hau Li, a member of the board of directors of the Company. Pursuant to the Amendment and as additional consideration for Mr. Li due to certain adjustments, the Company granted Mr. Chwan Hau Li 864,463 shares of the Company’s common stock on August 13, 2021 which were fully vested immediately. Subsequently, 864,463 common shares were issued on October 15, 2021. The corresponding compensation costs for issuing shares of common stock to Mr. Chwan Hau Li under CUIS for the three and nine months ended September 30, 2021 both were $1,106,513, and for the three and nine months ended September 30, 2020 both were nil.

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

Convertible Debt, and Derivatives and Hedging

In August 2020, the FASB issued ASU 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, to improve financial reporting associated with accounting for convertible instruments and contracts in an entity’s own equity. ASU 2020-06 will be effective for the Company in the first quarter of 2022. The Company is currently evaluating the amended guidance and the impact on its consolidated financial statements and related disclosures.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position results of operations or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(unaudited)	December 31, 2020
Cash and cash equivalents:
Cash on hand and in banks	$18,156,563	$9,063,338
Time deposits - with original maturities less than three months (see Note 4)	—	—
	18,156,563	9,063,338
Restricted cash – noncurrent	103,781	66,490
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$18,260,344	$9,129,828

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission, and a trust account held for the bonus accrued for officers of Law Insurance Broker Co., Limited (“Law Broker’).

NOTE 4 – TIME DEPOSITS

	September 30, 2021
	(unaudited)	December 31, 2020

Total time deposits	$58,511,141	$53,339,508
Less: Time deposits – with original maturities less than three months (see Note 3)	—	—
Time deposits – original maturities over three months but less than one year	$58,511,141	$53,339,508

Time Deposits Pledged as Collateral

The Company had a total of $22,418,004 (NTD 623.7 million) and $15,930,161 (NTD 447.3 million) restricted time deposits, respectively, as of September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, time deposits of $35,943 (NTD 1 million) and $35,616 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $22,382,061 and $15,894,545 pledged as collateral for short-term loans, respectively, as of September 30, 2021 and December 31, 2020. See Note 5.

NOTE 5 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of September 30, 2021 and December 31, 2020:

		September 30, 2021
		(unaudited)		December 31, 2020
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.9 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the higher of CUB’s adjustable rates for loans plus a margin of 0.41% or the 1-month TAIBOR rate plus a margin of 0.8% and matures on May 4, 2021. The maturity date was extended to May 4, 2022.	Time deposits	$8,967,708	$9,003,651	$6,019,108	$6,019,108
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 29, 2021	Time deposits	4,000,000	4,960,095	4,000,000	4,915,011
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX3 rate plus a margin of 0.9% and matures on February 18, 2022	Time deposits	1,540,000	2,471,012	2,100,000	2,443,003
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matured on August 31, 2022	Time deposits	—	—	1,200,000	1,384,833
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.7% and matures on December 17, 2021	Time deposits	1,650,000	2,947,303	840,000	1,132,590
$1.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the higher of LIBOR or TAIFX3 rate plus a margin of 0.7% and matured on July 16, 2021.	Time deposits	—	1,000,000	—	—
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.7% and matures on May 31, 2022.	Time deposits	2,000,000	2,000,000	—	—
		$18,157,708	$22,382,061	$14,159,108	$15,894,545

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses for short-term loans incurred were $47,701 and $33,443, respectively, for the three months ended September 30, 2021 and 2020, and were $136,807 and $153,703 for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 6 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(unaudited)	December 31, 2020
Taiwan	$8,708,199	$11,814,222
PRC	216,875	274,069
Hong Kong	-	-
Total commissions payable to sales professionals	$8,925,074	$12,088,291

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 7 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(unaudited)	December 31, 2020
Accrued bonus	$4,291,922	$7,854,488
Payroll payable and other benefits	968,883	1,767,417
Accrued business tax and tax withholdings	1,260,101	1,643,082
Accrued tax penalties	—	170,016
Other accrued liabilities	1,448,653	2,156,031
Total other current liabilities	$7,969,559	$13,591,034

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $2,030,108 and $5,948,157, respectively, related to cash awards to employees as of September 30, 2021 and December 31, 2020.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the three months ended September 30, 2021 and 2020, the bonus expenses to Law Broker’s officers under the compensation plans were $135,563 and $157,267, respectively, and for the nine months ended September 30, 2021 and 2020, the bonus expenses to Law Broker’s officers under the compensation plans were $380,579 and $437,519 respectively.

As of September 30, 2021 and December 31, 2020, the Company had accrued bonus of $2,261,814 and $1,906,331 payable within next 12 months, and noncurrent accrued bonus of nil and $237,440, respectively, related to the compensation plans for Law Broker’s officers. See Note 14 for additional information of agreements with Law Broker’s officers.

NOTE 8 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(unaudited)	December 31, 2020
Due to previous shareholders of AHFL	$539,141	$534,240
Net defined benefit liability	—	318,542
Accrued bonus - noncurrent (Note 7)	—	237,440
Total other liabilities	$539,141	$1,090,222

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the 2012 acquisition cost. On March 27, 2019, the Company and the selling shareholders of Action Holdings Financial Limited (“AHFL”) entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company would make the cash payment in the amount of NTD15 million on or prior to June 30, 2021. In March 2021, the Company entered into a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. The amount consisted of 68% and 32% of payables due to related parties and third parties, respectively. As of September 30, 2021 and December 31, 2020, the amount due to previous shareholders of AHFL were $539,141 and $534,240, respectively. The change in amounts was due to foreign currency translation.

NOTE 9 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets, and contract liabilities from contracts with customers is as follows:

	September 30, 2021
	(unaudited)	December 31, 2020
Accounts receivable	$17,201,245	$25,346,250
Contract assets	2,857,748	—
Contract liabilities	1,129,628	1,119,361

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of September 30, 2021 and December 31, 2020, the Company had $2,857,748 and nil of contract assets, respectively.

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

The Company recognized revenue of nil and $94,493 (NTD 2,813,139), net of VAT for the three months ended September 30, 2021 and 2020, and nil and $282,491 (NTD 8,410,008), net of VAT, for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had contract liabilities of $1,129,628 and $1,119,361, respectively, related to the Alliance Agreement.

NOTE 10 –LEASE

The Company recorded its operating lease cost of $1,071,575 and $3,148,542 for the three and nine months ended September 30, 2021, and $910,073 and $2,562,384 for the three and nine months ended September 30, 2020, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2021 and December 31, 2020, operating lease right-of-use assets and lease liabilities were as follows:

	September 30, 2021
	(unaudited)	December 31, 2020
Right-of-use assets under operating leases	$6,324,660	$6,524,555
Operating lease liabilities – current	3,093,132	3,043,056
Operating lease liabilities – noncurrent	3,137,869	3,440,343

Lease term and discount rate

	September 30, 2021
	(unaudited)		December 31, 2020
Weighted average remaining lease term
Operating lease	2.27	years	2.64	years
Weighted average discount rate
Operating lease	2.63%		3.15%

Supplemental cash flow information related to leases

	September 30, 2021
	(unaudited)	December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$3,138,759	$3,310,015
Amortization of right-of-use assets under operating leases	2,724,822	3,009,101

The minimum future lease payments as of September 30, 2021 are as follows:

Amount
2021 (remainder of year)	$950,893
2022	2,863,816
2023	1,762,022
2024	764,585
2025	103,212
Thereafter	—
Total minimum lease payments	6,444,528
Less: Interest	(213,527)
Present value of future minimum lease payments	$6,231,001

NOTE 11 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of September 30, 2021 and December 31, 2020:

	% of Non-			Other	Impact from	September 30,
	controlling	December 31,	Net Income	Comprehensive	Liquidation	2021
Name of Entity	Interest	2020	(Loss)	Income (Loss)	of PA Taiwan	(unaudited)
Law Enterprise	34.05%	$(414,957)	$(225,356)	$2,555	$—	(637,758)
Law Broker	34.05%	25,177,272	4,737,965	246,679	—	30,161,916
Uniwill	50.00%	(421,035)	556,281	2,039	—	137,285
Rays	1.00%	(5,772)	(816)	—	—	(6,588)
PFAL	49.00%	423,978	3,559	3,650	—	431,187
MKI	49.00%	(732)	(161,091)	—	(165,297)	(327,120)
PA Taiwan	49.00%	(163,013)	1,101	(3,385)	165,297	—
Total		$24,595,741	$4,911,643	$251,538	$—	$29,758,922

	% of Non-				Other
	controlling	December 31,	Contribution	Net Income	Comprehensive	December 31,
Name of Entity	Interest	2019	/Acquisition	(Loss)	Income	2020
Law Enterprise	34.05%	$(204,964)	$—	$(241,231)	$31,238	$(414,957)
Law Broker	34.05%	19,536,104	—	4,193,314	1,447,854	25,177,272
Uniwill	50.00%	—	1,427,603	(1,918,023)	69,385	(421,035)
Rays	1.00%	—	1,019	(6,791)	—	(5,772)
PFAL	49.00%	351,278	—	71,713	987	423,978
MKI	49.00%	283	—	(1,015)	—	(732)
PA Taiwan	49.00%	(167,531)	—	4,227	291	(163,013)
PTC Nanjing	49.00%	(2,644)	—	1,465	1,179	—
Total		$19,512,526	$1,428,622	$2,103,659	$1,550,934	$24,595,741

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Change in valuation allowance	2%	—%
Income tax on undistributed earnings	4%	3%
Withholding taxes	—%	5%
Provision for uncertain tax position	—%	(5)%
Reversal of deferred tax assets not previously recognized	—%	7%
True up of prior year income tax	—%	(1)%
Other	—%	1%
Effective tax rate	26%	30%

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(1)%	(1)%
Change in valuation allowance	4%	4%
Income tax on undistributed earnings	4%	5%
Non-deductible and non-taxable items	(1)%	—%
Reversal of deferred tax assets not previously recognized	—%	4%
Withholding taxes	—%	3%
True up of prior year income tax	—%	(1)%
Other	—%	1%
Effective tax rate	27%	36%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are subject to the statutory tax rate on income reported in the statutory financial statements after appropriate adjustments at 20% and 5% of the tax on any undistributed earnings according to the Income Tax Law of Taiwan. As of September 30, 2021 and December 31, 2020, the Company had current tax payable of $3,035,840 and $2,978,618 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. WFOE and CAE had no income tax expenses for the three and nine months ended September 30, 2021 and 2020 due to the net operating losses generated in the previous years.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law of Hong Kong and are generally subject to a profit tax at the rate of 8.25% on the estimated assessable profits. As of September 30, 2021 and December 31, 2020, the Company had current tax payable of $14,205 and $13,613 for Hong Kong income tax.

The Company is subject to the statutory rate of 21% in the U.S. federal jurisdiction. The Company had no income tax expense for the three and nine months ended September 30, 2021 and 2020 due to the loss positions and no GILTI tax obligation existed. The Company recognized a one-time transition tax of $1,199,195 in the year of 2018 based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income tax. As of September 30, 2021 and December 31, 2020, the Company had current tax payable of $179,879 and $153,787 and noncurrent tax payable of $539,636 and $719,515 for U.S. income tax.

As of September 30, 2020, the Company recorded an uncertain tax positions approximately of $277,000 related to withholding tax matters in the Taiwan Segment. During the three and nine months ended September 30, 2020, the Company recognized interest and penalties of approximately $178,000, in selling, general and administrative expenses.

NOTE 13 – RELATED PARTY TRANSACTIONS

The following summarized the Company’s loans payable related parties as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	(unaudited)	December 31, 2020
Due to Ms. Lu (A shareholder of Anhou)	$40,685	$78,541
Others	9,084	15,506
Total	$49,769	$94,047

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

NOTE 14– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 10.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Notes 4 and 5.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan includes: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and nine months ended September 30, 2021, the Company has recorded the compensation expense of $96,651 and $210,858 under the appointment agreement, respectively. For the three and nine months ended September 30, 2020, the Company has recorded the compensation expense of $86,813 and $164,095 under the appointment agreement, respectively.

Engagement agreement

On May 10, 2016, Law Broker entered into an engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she served as the general manager of Law Broker from December 29, 2015 to December 28, 2018. The engagement agreement with Ms. Chao was renewed in 2019 and her service period has extended to December 20, 2021. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s bonus plans include: 1) execution, 2) long-term service fees, 3) pension and 4) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms and conditions in the engagement agreement. Ms. Chao has acted as the general manager or in the equivalent position of Law Broker for a term of at least three years. For the three and nine months ended September 30, 2021, the Company has recorded the compensation expense of $38,912 and $169,721 under the engagement agreement, respectively. For the three and nine months ended September 30, 2020, the Company has recorded the compensation expense of $70,454 and $273,424 under the engagement agreement, respectively.

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

The geographical distributions of the Company’s financial information for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
	(unaudited)	(unaudited)
	2021	2020
Geographical Areas
Revenue
Taiwan	$30,880,030	$31,677,340
PRC	1,337,946	1,801,064
Hong Kong	342	124,879
Elimination adjustment	(588,818)	(367,331)
Total revenue	$31,629,500	$33,235,952

Income (loss) from operations
Taiwan	$6,940,476	$3,987,956
PRC	(87,442)	156,417
Hong Kong	(42,142)	72,425
Elimination adjustment	164,107	1,123,266
Total income from operations	$6,974,999	$5,340,064

Net income (loss)
Taiwan	$5,168,197	$3,472,312
PRC	(87,708)	191,636
Hong Kong	(38,663)	87,896
Elimination adjustment	316,789	41,034
Total net income	$5,358,615	$3,792,878

	Nine Months Ended September 30,
	(unaudited)	(unaudited)
	2021	2020
Geographical Areas
Revenue
Taiwan	$92,002,783	$87,096,588
PRC	4,554,515	4,978,500
Hong Kong	139,763	244,065
Elimination adjustment	(1,563,764)	(1,118,237)
Total revenue	$95,133,297	$91,200,916

Income (loss) from operations
Taiwan	$14,800,973	$6,632,327
PRC	(385,850)	126,864
Hong Kong	8,031	104,817
Elimination adjustment	589,836	1,257,593
Total income from operations	$15,012,990	$8,121,601

Net income (loss)
Taiwan	$11,590,188	$5,181,657
PRC	(442,118)	155,885
Hong Kong	7,264	120,907
Elimination adjustment	377,290	83,912
Total net income	$11,532,624	$5,542,361

The geographical distribution of the Company’s financial information as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021
	(unaudited)	December 31, 2020
Geographical Areas
Reportable assets
Taiwan	$183,928,106	$171,037,252
PRC	12,459,283	13,149,306
Hong Kong	914,453	915,628
Elimination adjustment	(81,937,128)	(77,373,957)
Total reportable assets	$115,364,714	$107,728,229

Long-lived assets
Taiwan	$2,007,330	$2,198,739
PRC	202,756	175,748
Hong Kong	1,271	1,664
Elimination adjustment	(2,907)	(2,906)
Total long-lived assets	$2,208,450	$2,373,245

Capital investments
Taiwan	$491,684	$1,522,189
PRC	69,415	87,903
Hong Kong	—	1,576
Total capital investments	$561,099	$1,611,668

NOTE 16 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements. except for the following:

On October 15, 2021, the Company has issued Mr. Chwan Hau Li, a member of the board of directors of the Company, 864,463 shares of Company’s common stock according to the Amendment 4 to the Acquisition Agreement for which the related stock based compensation costs of $1,106,513 was recognized on the grant date August 13, 2021. There were 30,286,199 shares of common stock issued and outstanding after the issuance.

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

Total revenue from Taiwan life insurance products were 87.7% and 89.9% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Total revenue from PRC life insurance products were 3.3% and 4.5% of total revenue for the three months ended September 30, 2021 and 2020, respectively.

Total revenue from Taiwan life insurance products were 88.1% and 89.7% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Total revenue from PRC life insurance products were 4.3% and 4.9% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.

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

Total revenue from Taiwan property and casualty insurance products were 8.1% and 4.3% of total revenue for the three months ended September 30, 2021 and 2020, respectively. Total revenue from PRC property and casualty insurance products were both 0.9% of total revenue for the three months ended September 30, 2021 and 2020, respectively.

Total revenue from Taiwan property and casualty insurance products were 7.0% and 4.6% of total revenue for the nine months ended September 30, 2021 and 2020, respectively. Total revenue from PRC property and casualty insurance products were both 0.5% of total revenue for the nine months ended September 30, 2021 and 2020.

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

Results of Operations- Three Months ended September 30, 2021 Compared to Three Months ended September 30, 2020

The following table shows the results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$31,629,500	$33,235,952	$(1,606,452)	(5)%
Cost of revenue	17,066,959	21,269,044	(4,202,085)	(20)%
Gross profit	14,562,541	11,966,908	2,595,633	22%
Gross profit margin	46.0%	36.0%	10.0%	28%

Operating expenses:
Selling	397,628	926,004	(528,376)	(57)%
General and administrative	7,189,914	5,700,840	1,489,074	26%
Total operating expenses	7,587,542	6,626,844	960,698	14%

Income from operations	6,974,999	5,340,064	1,634,935	31%

Other income (expenses):
Interest income	116,277	100,266	16,011	16%
Interest expenses	(47,701)	(33,443)	(14,258)	43%
Foreign currency exchange gains (losses), net	(31,341)	36,427	(67,768)	(186)%
Dividend income	499	2,368	(1,869)	(79)%
Other - net	253,960	(12,779)	266,739	(2,087)%
Total other income, net	291,694	92,839	198,855	214%

Income before income taxes	7,266,693	5,432,903	1,833,790	34%
Income tax expense	(1,908,078)	(1,640,025)	(268,053)	16%

Net income	5,358,615	3,792,878	1,565,737	41%
Net income attributable to the noncontrolling interests	(2,338,903)	(1,312,122)	(1,026,781)	78%
Net income attributable to China United’s shareholders	$3,019,712	$2,480,756	$538,956	22%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in among Taiwan, People’s Republic of China (“PRC”) and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended September 30, 2021 and 2020, the revenues generated from Taiwan, PRC and Hong Kong are as follows:

Geographic Areas	Three Months Ended September 30,
	2021	2020	Change	Percent
Revenue
Taiwan segment	$30,291,212	$31,310,008	$(1,018,796)	(3.3)%
Percentage of revenue	95.8%	94.2%
PRC segment	1,337,946	1,801,065	(463,119)	(25.7)%
Percentage of revenue	4.2%	5.4%
Hong Kong segment	342	124,879	(124,537)	(99.7)%
Percentage of revenue	0.0%	0.4%
Total revenue	$31,629,500	$33,235,952	$(1,606,452)	(4.8)%

Revenue from our Taiwan segment decreased by $1.0 million from $31.3 million for the three months ended September 30, 2020 to $30.3 million for the three months ended September 30, 2021. Decrease in revenue was due to the discontinuation of the long-term care and disability insurance products at the end of 2020. In addition, the May 2021 outbreak of COVID-19 in Taiwan also caused a decrease in policy sales. However, the revenue decline was partially offset by the rise in the exchange rate of the Taiwan dollar against the US dollar during the third quarter of 2021.

Revenue from our PRC segment decreased by $0.5 million from $1.8 million for the three months ended September 30, 2020 to $1.3 million for the three months ended September 30, 2021. Decrease in revenue was primarily caused by the reimposition of a PRC governmental policy requiring audio and video recording for certain insurance sales since August 2020. Such PRC policy has had a direct and adverse impact on our revenue from the PRC region.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Decrease in revenue was due to the termination of reinsurance agreements.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended September 30, 2021 decreased by $4.2 million, to $17.1 million compared to $21.3 million for the three months ended September 30, 2020. Decrease in the cost of revenue was due to the impact of the outbreak of COVID-19 in Taiwan, resulting in a drop in first year commissions. Related commission cost has also decreased correspondingly. In addition, the increase of persistency rate linked bonuses in the third quarter of 2021 also resulted in a higher gross margin.

Consequently, the gross profit margin increased from 36.0% for the three months ended September 30, 2020 to 46.0% for the three months ended September 30, 2021.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the three months ended September 30, 2021, selling expenses were $0.4 million, reflecting a decrease of $ 0.5 million, compared with $0.9 million for the three months ended September 30, 2020. The selling expenses decreased for the three months ended September 30, 2021 compared to the same period of 2020 due to the adverse impact from the outbreak of COVID-19 in Taiwan that substantially restricted our marketing activities in Taiwan during the three months ended September 30, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. General and administrative expenses were $7.2 million, reflecting an increase of $1.5 million, compared with $5.7 million for the three months ended September 30, 2020. Increase in the general and administrative expenses was attributed to the higher insurance platform maintenance fee and the recognition of compensation costs for the issuance of shares of common stock for the three months ended September 30, 2021 compared to the same period of 2020.

Other income (expense)

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Other income for the three months ended September 30, 2021 remained consistent with the same period in 2020.

Income tax expense

For the three months ended September 30, 2021, income tax expense was $1.9 million, reflecting an increase of 16%, compared with the income tax expense of $1.6 million for the three months ended September 30, 2020. The increase in revenue was mainly due to the Uniwill’s turnaround from loss to profit during the third quarter of 2021.

Results of Operations- Nine Months ended September 30, 2021 Compared to Nine Months ended September 30, 2020

The following table shows the results of operations for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$95,133,297	$91,200,916	$3,932,381	4%
Cost of revenue	59,576,604	63,261,959	(3,685,355)	(6)%
Gross profit	35,556,693	27,938,957	7,617,736	27%
Gross profit margin	37.4%	30.6%	6.8%	22%

Operating expenses:
Selling	1,073,702	1,783,692	(709,990)	(40)%
General and administrative	19,470,001	18,033,664	1,436,337	8%
Total operating expenses	20,543,703	19,817,356	726,347	4%

Income from operations	15,012,990	8,121,601	6,891,389	85%

Other income (expenses):
Interest income	330,054	325,168	4,886	2%
Interest expenses	(136,807)	(153,703)	16,896	(11)%
Foreign currency exchange losses, net	(130,527)	(150,893)	20,366	(13)%
Dividend income	251,827	321,603	(69,776)	(22)%
Other - net	513,569	245,689	267,880	109%
Total other income, net	828,116	587,864	240,252	41%

Income before income taxes	15,841,106	8,709,465	7,131,641	82%
Income tax expense	(4,308,482)	(3,167,104)	(1,141,378)	36%

Net income	11,532,624	5,542,361	5,990,263	108%
Net income attributable to the noncontrolling interests	(4,911,643)	(2,600,048)	(2,311,595)	89%
Net income attributable to China United’s shareholders	$6,620,981	$2,942,313	$3,678,668	125%

Revenue

For the nine months ended September 30, 2021 and 2020, the revenues generated from Taiwan, PRC and Hong Kong are as follows:

Geographic Areas	Nine Months Ended September 30,
	2021	2020	Change	Percent
Revenue
Taiwan segment	$90,439,019	$85,978,351	$4,460,668	5.2%
Percentage of revenue	95.1%	94.3%
PRC segment	4,554,515	4,978,500	(423,985)	(8.5)%
Percentage of revenue	4.8%	5.4%
Hong Kong segment	139,763	244,065	(104,302)	(42.7)%
Percentage of revenue	0.1%	0.3%
Total revenue	$95,133,297	$91,200,916	$3,932,381	4.3%

Revenue from our Taiwan segment increased by $4.4 million from $86.0 million for the nine months ended September 30, 2020 to $90.4 million for the nine months ended September 30, 2021. Due to our continued growth in the sales of insurance products in the past years, we continue to receive more contingent commissions, which include trailing commissions, persistency rate linked bonuses and some other service allowance, for the nine months ended September 30, 2021. In addition, the rise in the exchange rate of the Taiwan dollar against the US dollar during the first three quarters of 2021 also contributed to the increase of revenue.

Revenue from our PRC segment decreased by $0.4 million from $5.0 million for the nine months ended September 30, 2020 to $4.6 million for the nine months ended September 30, 2021. Decrease in revenue was primarily caused by the PRC government resuming a selling policy for insurance products in August 2020 which entails the audio and video recording of certain insurance sales processes. Such PRC policy has a direct and adverse impact on our revenue from the PRC region.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Decrease in revenue were due to the termination of reinsurance agreements.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the nine months ended September 30, 2021 decreased by $3.7 million, to $59.6 million compared to $63.3 million for the nine months ended September 30, 2020. Decrease in the cost of revenue was due to the impact of the outbreak of COVID-19 in Taiwan, resulting in a drop in first year commissions. Related commission cost has also decreased correspondingly.

Consequently, the gross profit margin increased from 30.6% for the nine months ended September 30, 2020 to 37.4% for the nine months ended September 30, 2021.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the nine months ended September 30, 2021, selling expenses were $1.1 million, reflecting a decrease of $0.7 million, compared with $1.8 million for the nine months ended September 30, 2020. Decrease in the selling expenses was caused by the adverse impact from the outbreak of COVID-19 in Taiwan that restricted marketing activities for the nine months ended September 30, 2021 compared to the same period of 2020.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. General and administrative expenses were $19.5 million, reflecting an increase of $1.5 million, compared with $18.0 million for the nine months ended September 30, 2020. Increase in the general and administrative expenses were because of the higher insurance platform maintenance fee and the recognition of compensation costs for the issuance of shares of common stock for the nine months ended September 30, 2021 compared to the same period of 2020.

Other income (expense)

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. The increase in other income for the nine months ended September 30, 2021 was due to the gain on sales of marketable securities.

Income tax expense

For the nine months ended September 30, 2021, income tax expense was $4.3 million, reflecting an increase of 36%, compared with the income tax expense of $3.2 million for the nine months ended September 30, 2020. The increase in revenue was mainly due to the Uniwill’s turnaround from operating at loss to profit during the first three quarters of 2021.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by financing activities for the nine months periods ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change	Percent
Net cash provided by operating activities	$8,968,709	$4,443,015	$4,525,694	101.9%
Net cash used in investing activities	(4,061,826)	(8,646,611)	4,584,785	(53.0)%
Net cash provided by financing activities	3,886,078	4,938,811	(1,052,733)	(21.3)%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2021 was $9.0 million, an increase of 101.9% in comparison with $4.4 million net cash provided by operating activities during the nine months ended September 30, 2020. The increase was mainly due to the rise in persistency rate linked bonuses and the turnaround of Uniwill, a subsidiary of the company, from loss to profit for the nine months ended September 30, 2021 compared with that of the same period in 2020.

Investing activities

Net cash used in investing activities was $4.1 million during the nine months ended September 30, 2021 as compared with the net cash used in investing activities of $8.7 million for the nine months ended September 30, 2020. Decreases in the cash outflows for the investing activities resulted from the increase of the proceeds from sales of marketable securities, and less purchase of equipment, partially offset by the increase of purchase in time deposits during the first three quarters of 2021.

Financing activities

Net cash provided by financing activities was $3.9 million during the nine months ended September 30, 2021, which decreased by $1.0 million from $4.9 million during the same period of 2020. The decrease was mainly due to a decrease in the net proceeds from additional borrowings under the revolving credit agreements during the first three quarters of 2021.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2020 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2021

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2021. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our auunal report on Form 10-K for the year ended December 31, 2020. The material weaknesses have not been remediated as of September 30, 2021. We continue working on the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2020 Form 10-K are fully implemented and concluded to be operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Except as disclosed above, during the three months ended September 30, 2021, we were not aware of any other legal proceedings or claims that we believed would have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business, such as labor and employment disputes. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 1A. RISK FACTORS.

As a smaller reporting company, we are not required to make disclosure under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 13, 2021, the Company along with its wholly owned subsidiary Action Holdings Financial Limited entered into the Amendment 4 to the Acquisition Agreement (this “Amendment”) with Mr. Chwan Hau Li, a member of the board of directors of the Company. Pursuant to the Amendement and as additional consideration for Mr. Li due to certain adjustments, the Company issued Mr. Li 864,463 shares of Company’s common stock on October 15, 2021. The foregoing summary description of the Amendment is subject to and qualified in its entirety by the full text of the Amendment, a copy of which has been filed on August 16, 2021 as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021 and incorporated herein by reference.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not applicable during this reporting period.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable during this reporting period.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Exhibit
10.1	Amendment 4 to the Acquisition Agreement dated August 13, 2021 by and among the Company, Action Holdings Financial Limited and Chwan Hau Li(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
(1)Incorporate by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the period ended June 30, 2021 filed on August 16, 2021.

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

China United Insurance Service, Inc.

Date: Novermber 15, 2021	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: Novermber 15, 2021	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)