Form 10-K
period 2021-12-31
China United Insurance Service, Inc.
filed 2022-04-08
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $39,375,044.

As of March 21, 2022, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

Our business is conducted in Taiwan and China using New Taiwan Dollars (“NT$” or “NTD”), the currency of Taiwan, Hong Kong Dollars (“HK$” or “HKD”), the currency of Hong Kong, and RMB, the currency of China, respectively, and our financial statements are presented in United States dollars (“USD”, “US$” or “$”). In this annual report, we refer to assets, obligations, commitments and liabilities in our financial statements in USD. These dollar references are based on the exchange rate of NT$, HK$ and RMB to USD, determined as of a specific date. Changes in the exchange rate will affect the amount of our obligations and the value of our assets in terms of USD which may result in an increase or decrease in the amount of our obligations (expressed in USD) and the value of our assets, including accounts receivable (expressed in USD).

PART I

ITEM 1. BUSINESS

Corporate History and Structure Overview

Our Company is a Delaware corporation organized on June 4, 2010 and has been quoted on various tiers of the OTC Markets since August 2012. We provide our customers brokerage and related services with respect to life insurance and property and casualty insurance products. We operate our Taiwan business primarily through Law Insurance Broker Co., Ltd. (“Law Broker”) and Uniwill Insurance Broker Co., Ltd. (“Uniwill”) and our PRC business primarily through Law Anhou Insurance Agency Co., Ltd. (“Anhou”).

Taiwan Segment

•	Lawbroker

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

•	Joint Venture-Uniwill

On November 15, 2019, the Company, through AIlife International Investment Co., Ltd. (“AIlife”), one of the Company’s wholly-owned subsidiaries, entered into a joint venture agreement (the “Joint Venture Agreement”) with Cyun-Jhan Enterprise Co., Ltd. (“Cyun-Jhan”) and Jian-Zao International Industrial Co., Ltd. to contribute funds, human resources, and technology into Uniwill Insurance Broker Co., Ltd. (“Uniwill”), a wholly owned subsidiary of the Company incorporated in Taiwan, according to the Joint Venture Agreement. Under the terms of the Joint Venture Agreement, a total of $13.3 million (NTD 400 million) will be injected to Uniwill if and when all of the conditions are met as set forth in the Joint Venture Agreement no later than December 31, 2021. During the year of 2019, AIlife increased and completed the capital injection in Uniwill to the amount of $3.3 million (NTD 100 million). During the year of 2020, the capital injection completed by AIlife were $0.5 million (NTD 15 million). As of December 31, 2021, the capital injections completed by AIlife were $3.8 million (NTD 115 million).

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

The Total Adjusted Cash Contribution= (the actual cumulated revenue of Uniwill during the Period/ NT$8.7 billion)*NT$400 million.

For more information, please see the current reports on Form 8-K filed on November 21, 2019 and March 9, 2021.

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

On March 19, 2021, a seventh Amendment to the Acquisition Agreement (the “Seventh Amendment to AHFL Acquisition Agreement”) was entered into by and among the Company and the selling shareholders of AHFL named therein. Pursuant to the Seventh Amendment to the AHFL Acquisition Agreement, the Company agreed to distribute cash payments in the aggregate amount of NT$15 million to the selling shareholders of AHFL named therein on or prior to March 31, 2024.

●	Acquisition of GHFL

Genius Holdings Financial Limited (“GHFL”) is a wholly owned subsidiary of AHFL. On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, the then sole shareholder of GHFL, entered into an acquisition agreement (the “GHFL Acquisition Agreement”). Pursuant to the GHFL Acquisition Agreement, our Company issued Mr. Chwan Hau Li 352,166 fully paid and non-assessable shares of AHFL common stock (the “AHFL Shares”) together with put options to sell 352,166 shares of common stock of our Company (the “Put Option”), in exchange for 704,333 shares of common stock of GHFL previously held by Mr. Chwan Hau Li, which constituted all of the then issued and outstanding capital stock of GHFL. The Put Option was exercisable within six months of the closing date of the acquisition. The holder of the Put Option would need to forfeit the AHFL Shares to exercise the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Genius Investment Co., Ltd. (“GIC”), a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and GIC have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which Mr. Chwan Hau Li transferred 352,166 shares of AHFL to our Company and received 352,166 shares of common stock of our Company in exchange. After the exercise of the Put Option, the Company became the sole shareholder of GHFL and AHFL.

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

On August 13, 2021, the Company along with its wholly owned subsidiary Action Holdings Financial Limited entered into the Amendment 4 to the GHFL Acquisition Agreement with Mr. Chwan Hau Li (the “Fourth Amendment to GHFL Acquisition Agreement”). Pursuant to Fourth Amendment to GHFL Acquisition Agreement and as additional consideration for Mr. Li due to certain adjustments, the Company issued Mr. Li 864,463 shares of Company’s common stock on October 15, 2021.

In July of 2018, the Company acquired Joint Broker Co., Limited (“JIB”), a Taiwan Insurance brokerage company, previously known as Kao Te Insurance Broker (“KT Broker”), through GIC. On July 1, 2018, GIC entered into an acquisition agreement (“KT Broker Acquisition Agreement”) with the selling shareholder of KT Broker, Ms. Ma. Pursuant to the KT Broker Acquisition Agreement, GIC agreed to pay $29,545 (NT$ 900,000) in exchange for the insurance brokerage licenses issued to KT Broker by the Taiwan government, along with right to the KT Broker’s company name and $13,131 (NT$ 400,000) of legal deposits, which were required by the Taiwan insurance regulations. The Company has no intention of operating the KT Broker existing brokerage business nor retaining any of its sales personnel, did therefore the Company recognize for accounting purposes only the acquisition of assets as part of this transaction. The Taiwan laws do not allow a legal entity to transfer its brokerage license. In order to obtain the desired licenses that KT Broker had, we acquired KT Broker and renamed KT Broker as Joint Insurance Broker Co., Limited to serve as a holding entity for the brokerage licenses. The change of control due to KT Broker Acquisition Agreement and name change did not affect the effectiveness of the insurance brokerage license owned by JIB in Taiwan. On January 31, 2022, GIC entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), whereby GIC sold and transferred its 100% equity in JIB to AIlife.

PRC Segment

●	Anhou

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

On August 26, 2021, Chunyan Lu transferred back her interests to Jing Yue in Anhou for an aggregate consideration of RMB 7.5 million.

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

On February 25, 2022, Anhou, a contract controlled entity of China United Insurance Service, Inc. entered into a Share Purchase Agreement with Jiangsu Law and third-party buyers, pursuant to which Anhou shall sell and transfer 100% of its equity ownership in Jiangsu Law and a wholly owned subsidiary of Anhou to the following buyers: Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsourcing Co., Ltd. The disposal of Jiangsu Law is immaterial to the Company’s consolidated financial statements. For more information, please refer to the Note 26 and Form 8-K Footnote of the Consolidated Financial Statements for the years ended December 31, 2021 and 2020 and current report on filed on March 3, 2022.

●	Our Consolidated Affiliated Entities

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

On March 23, 2022, Anhou and CU WFOE entered into an amendment to the Exclusive Business Cooperation Agreement, pursuant to which the Exclusive Business Cooperation Agreement shall be automatic renewed for successive terms unless CU WFOE gives a 30-day notice to terminate such Agreement, with each term being ten (10) years.

Hong Kong Segment

●	Reinsurance Brokerage- PFAL

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

On July 2, 2020, the Company had liquidated a subsidiary in the PRC, Prime Management Consulting (Nanjing) Co., Ltd. (PTC Nanjing) and recognized a loss on disposal of such subsidiary in the amount of $5,645 for both the three-month and nine-month periods ended September 30, 2020.

In August 2021, PTC Taiwan, the 100% subsidiary of MKI, has completed its liquidation.

Revenue Generation

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and the Taiwan Segment, we rely principally on dividends to be paid by CU WFOE in China and the Taiwan Segment. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement (the “Cooperation Agreement”) between CU WFOE and Anhou (“the Parties”), CU WFOE has the right to collect 90% of the net profits of Anhou. The Parties further agree that, according to the actual cooperation between the Parties, the revenue and expenditure situation of Anhou, the Parties may adjust the calculation ratio of the Service Fees provided herein through mutual agreement, and CU WFOE is entitled to determine, in its sole discretion, whether to permit Anhou to defer the payment of part or all of the Service Fees under certain particular circumstances. Anhou has been paying service fees according to the Cooperation Agreement, but has not paid any dividend to CU WFOE to date. As of December 31, 2021, Anhou was operating at loss, but since Anhou remains a growing company that requires financial resources to support further expansion, the decision as to a dividend payment will be decided in the future depending on the financial circumstances, including maintaining prudent cash reserves. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment.

For the year ended December 31, 2021, 95.64%, 4.33% and 0.03% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. For the year ended December 31, 2020, 94.58%, 5.17% and 0.25% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. Revenues in our consolidated financial statements are composed of commissions earned from insurance companies according to the terms of each insurance company service agreement, as well as revenues earned in association with the Strategic Alliance Agreement with AIA International Limited Taiwan Branch.

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

2017 Long Term Incentive Plan

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to AHFL and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2021.

The following flow chart illustrates our Company’s organizational structure as of December 31, 2021:

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
100%
51%
100%
99%
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
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")
100%
Jiangsu Law Insurance Brokers Co., Limited ("Jiangsu")

On January 31, 2022, Genius Investment Consultant Co., Ltd (“GIC”), a subsidiary entity of the Company entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC shall sell and transfer 100% of its equity ownership in Joint Insurance Broker Co., Ltd., a wholly-owned subsidiary of GIC to AIlife.

On February 25, 2022, Anhou, a contract controlled entity of the Company entered into a Share Purchase Agreement. For more information, please refer to Note 26 and Form 8-K Footnote of the Consolidated Financial Statements for the years ended December 31, 2021 and 2020 and current report on filed on March 3, 2022.

Products and Services

The Taiwan and PRC Segments market and sell to customers, two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products that the Taiwan and PRC Segments sell are underwritten by some of the leading insurance companies in Taiwan and China, respectively.

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

Life Insurance Products

The Taiwan Segment

The life insurance products the Taiwan segment distributes can be broadly classified into the categories set forth below. Due to continuous product innovation by insurance companies, some of the insurance products Taiwan segment distributes combine features of one or more of the categories listed below. Total revenues from life insurance products contributed by Taiwan segment in the fiscal year of 2020 was approximately $111.44 million, accounted for approximately 94.82% of Taiwan segment’s total revenues. Total revenues from life insurance products generated by Taiwan segment in the fiscal year of 2021 was approximately $116.81 million, representing approximately 92.97% of Taiwan segment’s total revenues for the fiscal year ended December 31, 2021.

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

The life insurance products the Taiwan segment distributed in the year ending December 31, 2021 were primarily underwritten by, in alphabetical order, AIA International Limited Taiwan Branch, Chubb Tempest Life Reinsurance Ltd. Taiwan Branch, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc. accounted for 18.75%, 12.69%, and 25.56% of our total revenues in the fiscal year ending December 31, 2021, respectively.

Anhou

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Anhou’s total revenues from life insurance products in the fiscal year of 2020 was approximately $5.77 million, accounting for approximately 89.81% of Anhou’s total revenues and the total revenues from life insurance products in the fiscal year of 2021 was $5.02 million, accounting for approximately 88.14% of Anhou’s total revenues for the year ending December 31, 2021.

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

The life insurance products Anhou distributed in the year ending December 31, 2021 were primarily underwritten by, in alphabetical order, Aegon THTF Life Insurance Co., Ltd., Aviva-COFCO Life Insurance Co., Ltd., Evergrande Life Assurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., and Huaxia Insurance Co., Ltd.. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2021.

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

Property and Casualty Insurance Products

The Taiwan Segment

The Taiwan Segment’s main property and casualty insurance products are automobile insurance, casualty insurance, and liability insurance. The Taiwan Segment commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Our total revenues from property and casualty insurance products in the fiscal year of 2020 year was approximately $6.05 million, accounted for approximately 5.15% of the Taiwan Segment’s total revenues and approximately $8.82 million, accounted for approximately 7.02% of Taiwan Segment’s total revenues in the year ending December 31, 2021, respectively.

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

The property and casualty insurance products the Taiwan Segment distributed in the year ending December 31, 2021 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., Hotai Insurance Co., Ltd., Shinkong Insurance Co., Taian Insurance Co., Ltd, and Taiwan Fire & Marine Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2021.

Anhou

Anhou’s main property and casualty insurance product is commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and developed its automobile insurance business in 2010. The total revenues from property and casualty insurance products generated by Anhou in the 2020 fiscal year was approximately $0.65 million, accounting for approximately 10.19% of Anhou’s total revenues, and approximately $0.67 million, accounted for approximately 11.86% of Anhou’s total revenues for the fiscal year ended December 31, 2021.

The property and casualty insurance products Anhou distributes can be further classified into the following categories:

●	Automobile Insurance. Automobile insurance is one of property and casualty insurance in the PRC in terms of gross written premiums. Anhou distributes both standard automobile insurance policies and supplemental policies, which we refer to as riders. The standard automobile insurance policies Anhou sells generally have a term of one year and cover damages caused to the insured vehicle by collision and other traffic accidents, falling or flying objects, fire, explosion and natural disasters. Anhou also sells standard third party liability insurance policies, which cover bodily injury and property damage caused by an accident involving an insured vehicle to a person not in the insured vehicle. The riders Anhou distributes cover additional losses, such as liability to passengers, losses arising from vehicle theft and robbery, broken glass and vehicle body scratches.

●	Commercial Property Insurance. The commercial property insurance products Anhou distributes include basic, comprehensive and all risk policies. Basic commercial property insurance policies generally cover damages to the insured property caused by fire, explosion and thunder and lightning. Comprehensive commercial property insurance policies generally cover damages to the insured property caused by fire, explosion and certain natural disasters. All risk commercial property insurance policies cover all causes of damage to the insured property not specifically excluded from the policies.

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2021 were primarily underwritten by, in alphabetical order, Asia-Pacific Property & Casualty Insurance Co., Ltd., China Life Property & Casualty Insurance Co. Ltd., China Pacific (Group) Co., Ltd., PICC Property and Casualty Co., Ltd., and Tianan Property Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2021.

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

On September 30, 2014, AHFL entered into an Amendment to the Alliance Agreement (the “First Amendment to the Alliance Agreement”) with AIATW. Pursuant to the First Amendment to the Alliance Agreement, the expiration date of the Alliance Agreement was extended from May 31, 2018 to December 31, 2021. In addition, both AHFL and AIATW agreed to adjust certain terms and conditions set forth in the Alliance Agreement, including the downward adjustment of the performance targets as well as the mechanism and formula calculating the execution fee to be refunded, if any.

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

On March 15, 2022, AHFL and AIATW entered into the fourth Amendment to the Alliance Agreement for extending the cooperation period to the year end of 2031 with additional alliance business promotion fees at NT 50,000,000 in total, subject to meeting certain performance goals. For more information please see the current report on Form 8-K filed on March 18, 2022.

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

The Unified Operating Platform has proved to be an efficient and streamlined operating system which has contributed to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 54 sales and service outlets (including the headquarters) across Taiwan and 3,348 insurance sales professionals as of December 31, 2021. Law Broker, Uniwill Insurance Broker Co., Ltd. (“Uniwill Insurance Broker”) and Joint Insurance Broker Co., Ltd. (“Joint Insurance”) have a total of 54 sales and service outlets (including the headquarters) across Taiwan and 5,569 insurance sales professionals as of December 31, 2021.

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

Distribution and Service Network and Marketing

The Taiwan Segment had a total of 54 sales and service outlets (including the headquarters) across Taiwan as of December 31, 2021, among which, 20 were located in the northern region, 22 in the central region, 10 in the southern region and 2 in the eastern region. As of December 31, 2021, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 194 administrative staff members.

The Taiwan Segment markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are independent contractors, not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network in the PRC. Anhou has targeted its distribution and service network in certain heavily populated provinces in China, such as Henan, Jiangsu, Sichuan, and Fujian. As of December 31, 2021, Anhou had one insurance agency and one insurance brokerage firm, with 1,352 sales professionals and 124 administrative staff members operating across 25 cities within these four provinces.

Anhou markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales agents, who are independent contractors, not its employees.

Customers

Due to its extensive line of insurance products underwritten by the insurance companies in Taiwan, the Taiwan Segment managed to offer a variety of insurance products to customers of different ages or professions. Despite relatively healthy government-sponsored retirement and medical programs, more and more Taiwan people, especially those with stable financial means and desire for high-end retirement life, have been focusing on endowment and medical commercial insurance products, while the investment insurance products have been playing a less significant role since the economic downturn.

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

In the fiscal year ended December 31, 2021, our major insurance carrier partners in Taiwan, after aggregating the business conducted between the Taiwan Segment and the various local branches of the insurance companies, included AIA International Limited Taiwan Branch, Chubb Tempest Life Reinsurance Ltd. Taiwan Branch, Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc., accounted for approximately 18.75%, 12.69%, and 25.56% of the Company’s total revenues for the year ended December 31, 2021, respectively.

In the fiscal year ended December 31, 2021, Anhou’s major insurance carrier partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Aegon THTF Life Insurance Co., Ltd., Aviva-COFCO Life Insurance Co., Ltd., Evergrande Life Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., and Huaxia Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2021.

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

Anhou has expanded its business across 25 cities within Henan, Sichuan, Jiangsu, and Fujian provinces as of December 31, 2021. Based on the insurance products Anhou and its branch offices are offering, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively large in terms of the number of salesmen and the sales revenue comparing to those competing insurance agency companies.

Awards and Recognitions

Through years of operation, Law Broker has been recognized by various organizations and government entities for its best practices in the industry. Especially noteworthy is the “Taiwan Insurance Excellence Award”, the highest acclaim in the Taiwan insurance industry, co-sponsored by the Taiwan Insurance Institute, FSC and Taiwan Consumer Protection Committee.

Year of Award	Award/Recognition
2021	Ninth Taiwan Insurance Excellence Award
Excellence in Talent Training Award–Gold Medal
Excellence in Corporate Social Responsibility Award–Silver Medal
Excellence in Customer Service–Silver Medal

2019	Eighth Taiwan Insurance Excellence Award
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

Law Enterprise and Law Broker jointly own the following trademarks registered in Taiwan:

the Service Mark of Law Insurance Broker Co., Ltd. under the registration number 01462327, with a 10-year validity from June 16, 2021 to June 15, 2031;

the logo of Law Insurance Broker Co., Ltd. under the registration number 01604254, with a 10-year validity from October 16, 2013 to October 15, 2023;

the logo of Blue Magpie (藍鵲), under the registration number 01462329, with a 10-year validity from June 16, 2021 to June 15, 2031;

the logo of Law (錠嵂) under the registration number 01462328, with a 10-year validity from June 16, 2021 to June 15, 2031;

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

the logo of Blue Magpie Fleet Picture under the registration number 01310350, with a 10-year validity from May 1, 2018 to April 30, 2028; and

the logo of Fighting Blue Magpie under the registration number 01313466, with a 10-year validity from June 1, 2018 to May 31, 2028.

Jiangsu Law has one registered trademark in China, the logo of Jiangsu Law:

Employees

As of December 31, 2021, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 194 administrative staff members and Anhou had 124 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

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

Taiwan Insurance Law

The current principal regulation governing insurance in Taiwan is the Insurance Law, most recently amended on May 26, 2021 by Legislative Yuan, which provided the basic framework for regulating the insurance industry.

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

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($18,058) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

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

Taiwan Regulations on Tax

The current principal regulations governing tax in Taiwan include the following:

●	Income Tax Law, latest amended on April 28, 2021;
●	Enforcement rules of Income Tax Act, latest amended on Feb 21, 2022;
●	Value-Added and Non-Value-Added Business Tax Law, latest amended on June 14, 2017; and
●	The Enforcement Rules of Value-Added and Non-Value-Added Business Tax Law, latest amended on June 25, 2018.

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

Initial Development of Regulatory Framework

The Chinese Insurance Law was enacted in 1995. This original insurance law, which we refer to as the 1995 Insurance Law, provided the initial framework for regulating the domestic insurance industry. Among the steps taken under the 1995 Insurance Law were the following:

(a)	Licensing of insurance companies and insurance intermediaries, such as agencies and brokerages. The 1995 Insurance Law established requirements for minimum registered capital levels, form of organization, and qualification of senior management and adequacy of the information systems for insurance companies, insurance agencies and brokerages.
(b)	Separation of property and casualty insurance and life insurance. The 1995 Insurance Law distinguished insurance between property, casualty, liability and credit insurance businesses, on the one hand, and life, accident and health insurance businesses on the other, and prohibited insurance companies from engaging in both types of businesses.
(c)	Regulation of market conduct by participants. The 1995 Insurance Law prohibited fraudulent and other unlawful conduct by insurance companies, agencies and brokerages.
(d)	Substantive regulation of insurance products. The 1995 Insurance Law gave insurance regulators the authority to approve the policy terms and premium rates for certain insurance products.
(e)	Financial condition and performance of insurance companies. The 1995 Insurance Law established reserve and solvency standards for insurance companies, imposed restrictions on investment powers and established mandatory reinsurance requirements, and put in place a reporting regime to facilitate monitoring by insurance regulators.
(f)	Supervisory and enforcement powers of the principal regulatory authority. The principal regulatory authority, then the People’s Bank of China, was given broad powers under the 1995 Insurance Law to regulate the insurance industry in China.

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

Regulation of Insurance Brokerages

The principal regulation governing insurance brokerages is the Provisions on the Supervision and Administration of Insurance Brokerage Institutions (the “Brokerage Provisions”) promulgated by the CIRC on September 25, 2009 and effective on October 1, 2009, which replaced the Provisions on the Administration of Insurance Brokerages issued by the CIRC on December 15, 2004 and effective on January 1, 2005. According to this Brokerage Provisions, the establishment of an insurance brokerage is subject to the approval of the CIRC. The term “insurance brokerage” refers to an entity that provides brokerages service on the execution of the insurance contract between the insured and the insurance company, based on the interests of the insured and collects commission as agreed, including the insurance brokerage companies and their branches. The insurance brokerage shall meet the qualification requirements specified by the CIRC and obtain the license to operate an insurance brokering business with the approval of the CIRC. Insurance brokering business includes both direct insurance brokering, which refers to brokering activities on behalf of insurance applicants or the insured in their dealings with the insurance companies, and reinsurance brokering, which refers to brokering activities on behalf of insurance companies in their dealings with reinsurance companies. An insurance brokerage may take any of the following forms: (i) a limited liability company; or (ii) a joint stock limited company. An insurance brokerage company must have a registered capital or capital contribution of at least RMB10 million ($1,566,661). The registered capital must be paid up in cash. On April 27, 2013, CIRC issued the Decision on Revising the Brokerage Provisions (the “2013 Brokerage Provisions”), pursuant to which, CIRC has mandated any insurance brokerage established subsequent to the 2013 Brokerage Provisions to meet a minimum registered capital requirement of RMB50 million ($8.1 million).On October 19, 2015, CIRC issued the Decision on Revising Eight Regulations including Provisions on Insurance Companies Setting up Offshore Insurance Organizations, which made certain revisions to the 2013 Agency Provisions (the “2015 Brokerage Provisions”), among which, (i) eliminate the requirement of prior approval by CIRC to establish an insurance brokerage company; (ii) eliminate the requirement on personnel or senior managers of an insurance brokerage company to obtain certain relevant qualification certificate; or (iii) eliminate the requirement of prior approval by CIRC on split, merger or change of organizational form of an insurance brokerage company.

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

Summary of challenges and risks involved in the VIE Arrangements and enforcing the VIE Agreements

Because we do not hold equity interests in Anhou, our variable interest entity (the “VIE”), we are subject to risks due to the uncertainty of the interpretation and application of the PRC laws and regulations, including but not limited to regulatory review of oversea listing of PRC companies through a special purpose vehicle, and the validity and enforcement of the contractual arrangement with our VIE.

Our PRC Segment is also subject to the risks of the uncertainty that the PRC government could disallow our VIE structure, which would likely result in a material change in our operations, or a material decline in the value of our shares of common stock. The VIE Arrangements in the PRC Segment are less effective than direct ownership due to the inherent risks of the VIE structure and that we may have difficulty in enforcing any rights we may have under the VIE Agreements with Anhou, its founders and shareholders in the PRC because all of our VIE Agreements are governed by the PRC laws and provide for the resolution of disputes through arbitration in the PRC, where the legal environment is uncertain and not as developed as in the United States, and where the Chinese government has significant oversight and discretion over the conduct of Anhou’s business and may intervene or influence Anhou’s operations at any time with little advance notice, which could result in a material change in our PRC Segment’s operations and/or the value of your common shares. Furthermore, these VIE Agreements may not be enforceable in China if the PRC authorities or courts take a view that such VIE Agreements contravene with the PRC laws and regulations or are otherwise not enforceable for public policy reasons. In the event we are unable to enforce these VIE Agreements, we may not be able to exert effective control over our VIE, Anhou, and our ability to conduct business in the PRC may be materially and adversely affected. See “Risk Factors — Risks Related to Our Corporate Structure” and “Risk Factors — Risks Related to Doing Business in China” for more information.

Permissions from the PRC Authorities to Issue Our Shares to Foreign Investors

As of the date of this report, our PRC counsel has advised us that, since the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies is still in draft, and the Company has confirmed neither itself nor its WFOE nor VIE collect, store or process customers’ information, we, our subsidiaries and VIE and VIE’s subsidiary (1) are not required to obtain permissions from any PRC authorities to offer to sell or issue our shares of common stock to non-Chinese investors, and any offering to non.-U.S. investors is not covered by the permission requirements from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”), the CBIRC or any other entity that is required to approve of Anhou’s operations, and (2) have not received nor been denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the July 6, 2021 Opinions, which were made available to the public on July 6, 2021. The July 6, 2021 Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. The CSRC issued the draft of Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies for comments on December 24, 2021. Given the current PRC regulatory environment, it is uncertain whether and when we, CU WFOE or VIE, will be required to obtain any permission from the PRC government to list our securities on a U.S. stock exchange or the OTC Markets in the future, and even when we obtain such permission, whether it will be denied or rescinded. If the PRC Segment, including CU WFOE, Anhou and Anhou’s subsidiary, (i) inadvertently concluded that any of such permission was not required or (ii) the applicable laws, regulations, or interpretations thereof changed and the PRC Segment was required to obtain such permissions or approvals in the future, we, together with CU WFOE and VIE, would actively seek such permissions or approvals. In the event that the PRC Segment failed to obtain such required approvals or permissions, it would be likely that we may restructure our PRC Segment.

The Holding Foreign Companies Accountable Act

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years, instead of three years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China of the PRC and Hong Kong.

Our auditor, an independent registered public accounting firm that issues the audit report incorporated in this annual report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor is headquartered in the State of Michigan, and has been inspected by the PCAOB on a regular basis. Therefore, our auditor is currently not subject to the PCAOB Determination Report.

Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in the PRC or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the OTC Markets or a national exchange.

The recent developments would add uncertainties to our trading and we cannot assure you whether OTC Markets would apply additional and more stringent criteria to us after considering the effectiveness of our auditor’s audit procedures and quality control procedures, adequacy of personnel and training, or sufficiency of resources, geographic reach, or experience as it relates to our audit.

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

As of December 31, 2021, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

The affiliates of the Company hold 100% of our Company’s outstanding preferred shares, and approximately 25.28% of ours Company’s outstanding common shares, total approximately 43.83% of the voting power of our Company as of the date of this annual report (calculated in accordance with Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended). As a result, our Company’s affiliates, in view of their ownership percentage of our common stock and voting power, have significant control over matters requiring approval by our shareholders, including the selection of our board of directors, approval or rejection of mergers, sales or licenses of all or substantially all of our assets, or other business combination transactions. The interests of our Company’s affiliates may not always coincide with the interests of our other shareholders and as such our Company may take action in advancement of its affiliates’ interests to the detriment of our other shareholders, including you. Accordingly, you may not be able to influence any action we take or consider taking, even if it requires a shareholder vote.

An occurrence of the COVID-19 pandemic is likely to negatively affect our operations.

The occurrence of the COVID-19 pandemic, an uncontrollable event, had adversely affected our operations in mainland China and Hong Kong and may negatively affect our operations in Taiwan. A pandemic typically results in social distancing, travel bans and quarantine, and this has limited our business travel and regular business activities, such as access to our facilities, customers, management, support staff and professional advisors. These, in turn, will not only impact our operations, financial condition and demand for our services but our overall ability to react timely to mitigate the impact of this pandemic. Also it may substantially hamper our efforts to provide our investors with timely information and comply with our filing obligations with the Securities and Exchange Commission during and shortly after the pandemic. Please refer to ITEM 7 for the COVID-19 impact assessment.

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

We have our primary business operations in Taiwan, mainland China and Hong Kong. Substantial amounts of revenues are received and expenses are incurred in Taiwan, Chinese and U.S. dollars. Thus, we have exposure to currency fluctuations. We cannot assure you that the effect of currency exchange fluctuations will not materially affect our revenues and net income in the future.

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

Our PRC Segment is subject to PRC regulations regarding our social security and housing fund for our employees and may fall out of compliance with such regulations from time to time.

Because the PRC Segment is required to provide a social security and housing fund for the employees in the PRC, specifically by the PRC local tax authority, our PRC Segment must abide by such regulations. In particular, the PRC regulations are in place on how to compute the calculation base in order to determine how much to contribute to the fund for a particular employee. We cannot assure you that we have been in compliance with such PRC regulations and from time to time it is likely that we may make mistakes in the calculations about the PRC Segment’s contribution to such fund. If the PRC Segment is found not in compliance with the PRC regulations on social security and housing funds, the PRC Segment may be fined and subject to other punishments by the local authorities.

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

Risks Relating to Our PRC Segment Doing Business in China

In light of recent events indicating greater oversight by the CAC over data security, our PRC Segment may be subject to a variety of PRC laws and other obligations regarding cybersecurity and data protection, and any failure to comply with applicable laws and obligations could have a material adverse effect on our business, financial condition, and results of operations.

The regulatory requirements with respect to cybersecurity and data privacy are constantly evolving and can be subject to varying interpretations, and significant changes, resulting in uncertainties about the scope of our responsibilities in that regard. Failure to comply with the cybersecurity and data privacy requirements in a timely manner, or at all, may subject our PRC Segment to government enforcement actions and investigations, fines, penalties, suspension or disruption of our PRC Segment’s operations, among other things. The Cybersecurity Law, which was adopted by the National People’s Congress on November 7, 2016 and came into force on June 1, 2017, provide that personal information and important data collected and generated by a critical information infrastructure operator (the “CIIO”) in the course of its operations in China must be stored in China, and the Cybersecurity Review Measures which became effective on February 15, 2022, provided that if a critical information infrastructure operator purchases internet products and services that affect or may affect national security, it should be subject to cybersecurity review by the CAC. The Measures of Cybersecurity Review also requires that critical information infrastructure operators and services and data processing operators that possess personal data of at least one (1) million users must apply for a review by the Cybersecurity Review Office of PRC, if they plan to conduct securities listings on foreign exchanges. On June 10, 2021, the Standing Committee of the National People’s Congress promulgated the Data Security Law, which took effect on September 1, 2021. The Data Security Law requires that data shall not be collected by theft or other illegal means, and also provides for a data classification and hierarchical protection system. The data classification and hierarchical protection system puts data into different groups according to its importance in economic and social development, and the damages it may cause to national security, public interests, or the legitimate rights and interests of individuals and organizations in case the data is falsified, damaged, disclosed, illegally obtained or illegally used. Due to the lack of further interpretations, the exact scope of what constitute a “CIIO” remains unclear. Further, the PRC government authorities may have wide discretion in the interpretation and enforcement of these laws. It also remains uncertain whether any future regulatory changes would impose additional restrictions on companies like our PRC Segment.

The PRC Segment is subject to PRC laws relating to the collection, use, sharing, retention, security, and transfer of confidential and private information. As of the date of this annual report, our PRC Segment’s online transactions were executed and completed on the insurance companies’ websites, not Law Anhou’s. The customers of the PRC Segment provided and uploaded personal data directly to the websites operated by the insurance companies. Therefore, neither Law Anhou nor its subsidiary collected, stored, or processed any personal information and important data from its operation in the PRC. Because our PRC Segment’s current operations do not possess personal information at this moment, we do not believe that our PRC Segment is subject to the cybersecurity review by the CAC. In addition, as of the date of this prospectus, we have not been involved in any investigations on cybersecurity review initiated by any PRC regulatory authority, nor have we received any inquiry, notice, or sanction related to cybersecurity review under the Cybersecurity Review Measures.

However, it remains uncertain as to how the Cybersecurity Review Measures will be interpreted or implemented and whether the PRC regulatory agencies, including the CAC, may adopt new laws, regulations, rules, or detailed implementation and interpretation related to the Cybersecurity Review Measures. If any such new laws, regulations, rules, or implementation and interpretation come into effect, we expect to take all reasonable measures and actions to comply therewith. However, we cannot assure you that PRC regulatory agencies, including the CAC, would take the same view as we do, and our PRC Segment will not be subject to the cybersecurity review by the CAC or designated as a CIIO. The PRC Segment may experience disruptions to its operations should it be required to have a cybersecurity review by the CAC. Any cybersecurity review could also result in uncertainty to our trading on the OTC Markets, negative impacts on our share trading prices and diversion of our managerial and financial resources.

The M&A Rules and certain other PRC regulations establish complex procedures for some acquisitions of Chinese companies by foreign investors, which could make it more difficult for us to pursue growth through acquisitions in China.

The Regulations on Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, or the M&A Rules, adopted by six PRC regulatory agencies in 2006 and amended in 2009, and some other regulations and rules concerning mergers and acquisitions established additional procedures and requirements that could make merger and acquisition activities by foreign investors more time-consuming and complex, including requirements in some instances that the anti-monopoly law enforcement agency be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise.

For example, the M&A Rules require that MOFCOM be notified in advance of any change-of-control transaction in which a foreign investor takes control of a PRC domestic enterprise, if (i) any important industry is concerned, (ii) such transaction involves factors that impact or may impact national economic security, or (iii) such transaction will lead to a change in control of a domestic enterprise which holds a famous trademark or PRC time-honored brand. Moreover, the PRC Anti-Monopoly Law promulgated by the Standing Committee of the National People’s Congress effective 2008 requires that transactions which are deemed concentrations and involve parties with specified turnover thresholds (i.e., during the previous fiscal year, (i) the total global turnover of all operators participating in the transaction exceeds RMB10 billion and at least two of these operators each had a turnover of more than RMB400 million within China, or (ii) the total turnover within China of all the operators participating in the concentration exceeded RMB2 billion, and at least two of these operators each had a turnover of more than RMB400 million within China) must be cleared by the anti-monopoly enforcement authority before they can be completed. In addition, in 2011, the General Office of the State Council promulgated a Notice on Establishing the Security Review System for Mergers and Acquisitions of Domestic Enterprises by Foreign Investors, also known as Circular 6, which officially established a security review system for mergers and acquisitions of domestic enterprises by foreign investors. Further, MOFCOM promulgated the Regulations on Implementation of Security Review System for the Merger and Acquisition of Domestic Enterprises by Foreign Investors, effective 2011, to implement Circular 6. Under Circular 6, a security review is required for mergers and acquisitions by foreign investors having “national defense and security” concerns and mergers and acquisitions by which foreign investors may acquire the “de facto control” of domestic enterprises with “national security” concerns. Under the foregoing MOFCOM regulations, MOFCOM will focus on the substance and actual impact of the transaction when deciding whether a specific merger or acquisition is subject to security review. If MOFCOM decides that a specific merger or acquisition is subject to a security review, it will submit it to the Inter-Ministerial Panel, an authority established under Circular 6 led by the National Development and Reform Commission, and MOFCOM under the leadership of the State Council, to carry out security review. The regulations prohibit foreign investors from bypassing the security review by structuring transactions through trusts, indirect investments, leases, loans, control through contractual arrangements or offshore transactions. There is no explicit provision or official interpretation stating that the merging or acquisition of a company engaged in the internet content business requires security review, and there is no requirement that acquisitions completed prior to the promulgation of the Security Review Circular are subject to MOFCOM review.

In the future, we may grow our business by acquiring complementary businesses in the PRC. Complying with the requirements of the above-mentioned regulations and other relevant rules to complete such transactions could be time consuming, and any required approval processes, including obtaining approval from MOFCOM or its local counterparts may delay or inhibit our ability to complete such transactions. We believe that it is unlikely that our business would be deemed to be in an industry that raises “national defense and security” or “national security” concerns. However, MOFCOM or other government agencies may publish explanations in the future determining that our business is in an industry subject to the security review, in which case our future acquisitions in China, including those by way of entering into contractual control arrangements with target entities, may be closely scrutinized or prohibited.

PRC laws and regulations governing our PRC Segment are sometimes vague and uncertain and any changes in such laws and regulations may impair our PRC Segment’s ability to operate profitably. Changes and uncertainty in PRC laws and interpretation may materially and adversely affect our PRC Segment’s business performance and impede our operations in China only.

There are substantial uncertainties regarding the interpretation and enforcement of PRC laws and regulations including, but not limited to, the laws and regulations governing our insurance agent business. The laws and regulations over Chinese insurance intermediaries are sometimes vague and may be subject to future changes, and their official interpretation and enforcement may involve substantial uncertainty. The effectiveness and interpretation of newly enacted laws or regulations and amendments to existing laws and regulations, may adversely affect our business operations. New laws and regulations may also have retroactive effects on our operations in certain circumstances. We cannot predict what effect the new PRC laws and regulations and new interpretation of existing PRC laws or regulations may have on our business.

On July 6, 2021, the General Office of the Communist Party of China Central Committee and the General Office of the State Council jointly issued an announcement to crack down on illegal activities in the securities market and promote the high-quality development of the capital market, which, among other things, requires the relevant governmental authorities to strengthen cross-border oversight of law-enforcement and judicial cooperation, to enhance supervision over China-based companies listed overseas, and to establish and improve the system of extraterritorial application of the PRC securities laws. Since this announcement is relatively new, uncertainties still exist in relation to how soon legislative or administrative regulation making bodies will respond and what existing or new laws or regulations or detailed implementations and interpretations will be modified or promulgated, if any, and the potential impact such modified or new laws and regulations will have on companies like our PRC Segment.

The newly enacted “Holding Foreign Companies Accountable Act” and proposed “Accelerating Holding Foreign Companies Accountable Act” both call for additional and more stringent criteria to be applied to restrictive market companies upon assessing the qualification of their auditors, especially the non-U.S. auditors who are not inspected by the PCAOB. These developments could add uncertainties to our common stock and if our auditors fail to permit the Public Company Accounting Oversight Board (“PCAOB”) to inspect the auditing firm, our common stock may be subject to delisting.

On April 21, 2020, the SEC and the PCAOB released a joint statement highlighting the risks associated with investing in companies based in or having substantial operations in certain “restrictive markets,” including China. The joint statement emphasized the risks associated with lack of access from the PCAOB to inspect auditors and audit work papers in China and higher risks of fraud in the markets where the PCAOB has limited access to the local auditing firms and their work.

On May 18, 2020, Nasdaq filed three proposals with the SEC to (i) apply a minimum offering size requirement for companies primarily operating in a restrictive market, (ii) adopt a new requirement relating to the qualification of management or the board of directors of companies in the restrictive markets, and (iii) apply additional and more stringent criteria to an applicant or listed company based on the qualifications of the company’s auditor.

On December 18, 2020, the “Holding Foreign Companies Accountable Act” or the HFCAA, was signed by President Donald Trump and became law. This legislation requires certain issuers to establish that they are not owned or controlled by a foreign government. Specifically, an issuer must make this certification if the PCAOB is unable to audit specified reports because the issuer has retained a foreign public accounting firm that is not subject to inspection by the PCAOB. Furthermore, if the PCAOB is unable to inspect the issuer’s public accounting firm for three consecutive years, the issuer’s securities are banned from trading on a national stock exchange.

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which, if signed into law, would reduce the time period for the delisting of foreign companies under the HFCAA to two consecutive years, instead of three years.

The limited PCAOB inspection in China prevents the PCAOB from fully evaluating audits and quality control procedures of the auditors in China. As a result, investors may be deprived of the benefits of such PCAOB inspections and supervision. The inability of the PCAOB to conduct inspections of auditors in China makes it more difficult to evaluate the effectiveness of these public accounting firms’ audit procedures or quality control procedures, which could cause existing investors and potential investors in our shares of common stock to lose confidence in our audit procedures and audited financial statements.

Our auditor, an independent registered public accounting firm that issues the audit report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China of the PRC and Hong Kong. Our independent registered public accounting firm has been inspected by the PCAOB on a regular basis and as such it is not subject to the PCAOB Determination Report.

In addition, the majority of our operations are based in Taiwan, which is not a restrictive market set forth in the SEC and PCAOB joint statement. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China or Hong Kong to the PCAOB for inspection or investigation, you may be deprived of the benefits of such inspection which could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on a national exchange and trading on “over-the-counter” markets.

Risks Related to Our Corporate Structure

Contractual arrangements in relation to our VIE may be subject to scrutiny by the PRC tax authorities and they may determine that we or our VIE owe additional taxes, which could negatively affect our financial condition and the value of your investment.

Under applicable PRC laws and regulations, arrangements and transactions among related parties may be subject to audit or challenge by the PRC tax authorities within ten years from the taxable year when the transactions are conducted. We, CU WFOE or Anhou could face material and adverse tax consequences if the PRC tax authorities determine that the contractual arrangements were not entered into at arm’s length in such as to result in an impermissible reduction in taxes under applicable PRC laws, rules and regulations, and transfer pricing adjustments of the income of our subsidiaries and affiliates. A transfer pricing adjustment could, among other things, result in a decrease of expense deductions recorded by our VIE for PRC tax purposes, which could in turn increase its tax liabilities without reducing our subsidiary’s tax expenses. In addition, PRC tax authorities may impose late payment fees and other penalties on our VIE for the adjusted but unpaid taxes according to the applicable regulations. Our financial position could be materially and adversely affected if our VIE’s tax liabilities increase or if Anhou is required to pay late payment fees and other penalties.

Any failure by our consolidated VIE or its shareholders to perform their obligations under our contractual arrangements with them would have a material adverse effect on our business.

We, through CU WFOE in the PRC, have entered into a series of contractual arrangements with our consolidated VIE and its shareholders. For a description of these contractual arrangements, see “Business—Corporate History and Structure Overview- PRC Segment.” If our consolidated VIE or its shareholders fail to perform their respective obligations under these contractual arrangements, we may incur substantial costs and expend additional resources to enforce such arrangements. We may also have to rely on legal remedies under PRC laws, including seeking specific performance, injunctive relief, and damages, which we cannot assure you will be effective under PRC laws. For example, if the shareholders of our consolidated VIE refused to transfer its equity interests in the consolidated VIE to CU WFOE or our designee when we exercised the purchase option pursuant to these contractual arrangements, then we might have had to take legal actions to compel the VIE and its Shareholders to perform their contractual obligations.

All the VIE contractual arrangements are governed by PRC laws and provide for the resolution of disputes through litigation in China. Accordingly, these contracts would be interpreted in accordance with PRC laws and any disputes would be resolved in accordance with PRC legal procedures. The legal system in the PRC is not as developed as in some other jurisdictions, such as the U.S. As a result, uncertainties in the PRC legal system could limit our ability to enforce these contractual arrangements. Meanwhile, there are very few precedents and formal guidelines as to how contractual arrangements in the context of a VIE should be interpreted or enforced under PRC laws. Our VIE Agreements have not been tested in a court of law in China. There remain significant uncertainties regarding the ultimate outcome of such litigation should legal action be taken. In the event that we are unable to enforce these contractual arrangements, or if we suffer significant delay or other obstacles in the process of enforcing these contractual arrangements, we may not be able to exert effective control over our consolidated VIE and relevant permits and licenses held by it which we require to operate our business in the PRC, and our ability to conduct our business in China may be negatively affected.

The shareholders of our VIE may have actual or potential conflicts of interest with us, which may materially and adversely affect our business and financial condition.

The shareholders of our VIE may have actual or potential conflicts of interest with us. The shareholders of the VIE may refuse to sign or breach, or cause our VIE to breach, or refuse to renew, the existing contractual arrangements we have with the VIE, which would have a material and adverse effect on our ability to effectively control our VIE and receive economic benefits from it. For example, the shareholders may cause the VIE Agreements to be performed in a manner adverse to us by, among other things, failing to remit payments due under the contractual arrangements to us on a timely basis. We cannot assure you that if and when conflicts of interest arise any or all of these shareholders of the VIE will act in the best interests of our company or such conflicts will be resolved in our favor. Currently, we do not have any arrangements to address potential conflicts of interest between the shareholders of the VIE and CU WFOE or the Company. If we cannot resolve any conflict of interest or dispute between us and the shareholders of the VIE, we would have to rely on legal proceedings, which could result in disruption of our business and subject us to substantial uncertainty as to the outcome of the disputes.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. PROPERTIES.

Law Broker’s headquarters is located at 5th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 753.29 square meters (equivalent to 8,105 square feet) of office space. Law Broker renewed the office lease with Pon-Chen Co., Ltd. for additional two years commencing from June 1, 2021 to May 31, 2023 with a monthly rent of NT $382,822 or approximately $13,712.

Uniwil’s headquarters is located at 7th Floor, No. 311 3rd Section, Nanjing East Road, Taipei City, Taiwan, with approximately 46.28 square meters (equivalent to 498 square feet) of office space. The lease agreement with Pon-Chen Co., Ltd. for additional two years commencing from June 1, 2021 to May 31, 2023 with a monthly rent of NT $32,327 or approximately $1,158.

Anhou’s current registered address is located at Room 2006-2010, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 553.26 square meters (equivalent to 5,955 square feet) of office space. The lease agreement is by and among Zheng Yong Xiang, Zhang Guo Qiang and Anhou. The term is from November 3, 2018 to November 2, 2024. Anhou paid the rent of the headquarters space in Nanjing in the total amount of RMB739,099 or approximately $114,590 during the fiscal year ended December 31, 2021.

Jiangsu Law’s office is located at No. 888 Jintong Road, Xingren County, Tongzhou District, Nantong City, Jiangsu province, China, with 2,000 square meters (equivalent to 21,527 square feet) of office space. The lease was between Xiangriya Industrial (Nantong) Co., Ltd., which is an affiliate of Yi-Hsiao Mao. The lease term renewed from January 1, 2022 to December 31, 2022 with monthly rent of RMB10,917 or approximately $1,693.

ITEM 3. LEGAL PROCEEDINGS.

We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. However, two of our subsidiaries each received regulatory decision letters in 2021 as described below.

Rays Technology Co., Ltd.

On April 29, 2021, Rays Technology Co., Ltd. (“Rays”), a majority-owned subsidiary of China United Insurance Services, Inc. (the “Company”), received a decision letter (the “Rays Decision Letter”) dated April 27, 2021 from the Financial Supervisory Commission (Taiwan) (the “FSC”) stating that Rays was fined NTD900,000 (equivalent to approximately $32,236 USD) (the “Fine”) by the FSC for violating Article 167-1 Section 3 of the Insurance Act of Taiwan (the “Insurance Act”). The FSC found that from 2019 to 2021 Rays used its website “Triple-I” and its point system thereon to facilitate certain insurance sales and charged the points from certain participating insurance salespersons on the Triple-I point system once clients purchased insurance products from those insurance salespersons. The FSC found that Rays’ operations through the Triple-I website constituted insurance brokerage services but Rays did not have the proper insurance brokerage license while operating the Triple-I website.

Rays adjusted its business model to comply with current laws and regulations and decided to pay the Fine in full without appealing to the Rays Decision Letter.

Law Broker

On May 11, 2021, the FSC verbally informed Law Broker that it could expect a Decision Letter from the FSC stating that Law Broker was fined NTD1.7 million (equivalent to approximately $60,565 USD) and one-month correction period for violating the relevant laws and regulations of the Insurance Act. The FSC found that from 2011 to 2020 Law Broker charged advertising fees and business promotion fees pursuant to certain contracts and agreements with some of its strategic insurance companies and such charges exceeded the scope of remuneration for insurance-related services allowed for Law Broker. The FSC found that such business practices of Law Broker’s did not comply with Article 9 of the Insurance Act and Section 11 of Article 49 of the Regulations Governing Insurance Brokers.

Law Broker is in the process of adjusting its business models to regain compliance with the relevant laws and regulations and have paid the fines in full.

On November 29, 2021, Law Broker received a decision letter (the “Law Broker Decision Letter”) dated November 25, 2021 from the FSC stating that Law Broker was fined NTD 200,000 (equivalent to approximately $7,227 USD) (the “Fine”) and a one month correction period (the “Correction Period,” collectively with the Fine, the “Penalty”) by the FSC for violating Article 163 Sections 4 and 8 of the Insurance Act and Section 23 of Article 49 of the Regulations Governing Insurance Brokers (the “Regulation”). The FSC found that one of Law Broker’s insurance agents, within a short period of time, solicited the same customer for insurance policies from different insurance companies but the financial information of the customer in such agent’s report was different. The insurance agent and Law Broker were not able to verify the reason behind such discrepancy.

Further, the FSC found that Law Broker’s current "Customer Risk Assessment Standards for Preventing Money Laundering and Combating Terrorism," underestimated customers’ risk levels and therefore such standards may have deficiency in screening the risks of money laundering or terrorism of potential insurance customers. Lastly, FSC also ruled that Law Broker has not enhanced its due diligence review on its high-risk customers.

Law Broker paid the Fine in full on or prior to the prescribed due date according to the Law Broker Decision Letter and is in the process of adjusting their business models to regain compliance with the Insurance Act and the Regulation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the various tiers of the OTC Market under the symbol “CUII” since August 2012. The latest available closing price of our common stock prior to March 4, 2022 was US$1.90.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended
	December 31, 2021
	Low	High
First Quarter ended March 31, 2021	$1.47	$2.00
Second Quarter ended June 30, 2021	$1.74	$1.87
Third Quarter ended September 30, 2021	$1.28	$1.75
Fourth Quarter ended December 31, 2021	$1.50	$1.95

The above stock prices may not be reflective of the actual market value thereof on the dates listed due to our stock’s limited trading volume.

Shareholders

As of December 31, 2021, there were 739 record owners of our common stock and one record owner of our preferred stock.

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

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2021.

Options and Warrants

As of December 31, 2021, we had no outstanding options or warrants to purchase shares of our Common Stock.

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

We have three operating subsidiaries in our Taiwan segment and conduct brokerage and insurance agency services through the subsidiaries across Taiwan. Through our recent acquisitions and integrations, our Taiwan segment is able to achieve synergies among group companies and generate more commission revenues from marketing and selling insurance products. Revenues from the Taiwan segment continues to increase and contributed about 95.6% of the total revenue of the Company for the year ended December 31, 2021. As of December 31, 2021, we had 54 sales and service outlets (including the headquarters) with 5,569 sales professionals and 276 administrative staff in the Taiwan segment.

Through our Consolidated Affiliated Entities in the PRC segment, we had one insurance agency and one insurance brokerage company. We have total 32 service outlets (including the headquarters) with 1,352 full-time sales professionals and 124 administrative staff in the PRC segment as of December 31, 2021. Our PRC segment contributed 4.3% of total revenue of the Company for the year ended December 31, 2021.

Our Hong Kong segment mainly consists of one operating subsidiary, which acts as a broker for reinsurance products and earns commissions on sales of insurance products from other insurers. As of December 31, 2021, we had one sales and service outlet (including the headquarters) with no sales professionals and one administrative staff in Hong Kong segment. Our Hong Kong segment contributed 0.1% of total revenue of the Company for the year ended December 31, 2021.

Impact of COVID-19

There has continued to be widespread impact from the coronavirus disease (“COVID-19”) pandemic including potentially more contagious strains of COVID-19 such as the Delta and Omicron variants. It has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts our business and operations will depend on numerous evolving factors, many of which are not within our control and which we may not be able to accurately predict, including its duration and scope; the ultimate availability, administration and effectiveness of vaccines around the world; governmental actions that have been and continue to be taken in response to the pandemic, including vaccine coverage; the impact of the pandemic on economic activity and actions taken in response; the ability of our clients to pay their insurance premiums which could impact our commission and fee revenues for our services; and the long-term impact of employees working from home, including increased technology costs.

The restrictions implemented might impact our business operation, particularly from the first year commission (“FYC”) perspective. However, the decrease of FYC is offset by the receiving more contingent commissions which earned from the previous years. As a result, the total revenue of the Company in the year of 2021 is 5.7% higher compare to that one in the year of 2020.

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

We believe critical accounting policies involve the most complex, difficult and subjective estimates and judgments are as follows:

●	Revenue recognition – the majority of our revenue is derived from insurance agency and brokerage services. The Company, through its subsidiaries and the variable interest entity, sells insurance products provided by insurance companies to customers who are seeking to transfer risk, and is compensated in the form of commissions and fees from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The performance obligation is considered complete and satisfied upon the effective date of the bound policy, as such, that is when the associated revenue is recognized. For the revenue related to first year commission, the Company will recognize the revenue when the individuals’ policies are effective; for the revenue related to variable consideration (primarily the contingent commissions for subsequent years), it is only recorded when it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur. However, those contingent commissions are considered highly susceptible to factors outside the Company’s control and depend on the actions of third parties (i.e., the occurrence of the renewal or the subsequent premiums paid by individual policyholders), and the uncertainty about how many years the contingency will last. Therefore, the Company does not have high confidence to estimate the amount of such variables considerations that will not be reversed in subsequent reporting periods, and determines to recognize such considerations as revenue in the year when the renewal of the policy is effective;
●	Fair value measurement on earn-out provision – the recorded purchase prices for all acquisitions include an estimation of the fair value of liabilities associated with any potential earn-out provisions, where an earn-out is part of the negotiated transaction. The determination of fair value of the earn-out provision involves the estimate and judgment on the forecast of operating results of the seller and the future share price of the Company. Subsequent changes in the fair value of earn-out obligations are recorded in the consolidated statement of operation as a result of updated expectations for the performance of the Company and the seller; and
●	Complexity in estimates of income taxes – given complexity and uncertainties exist with respect to the interpretation of complex tax regulations and the amount and timing of future taxable income, the differences arising between the actual results and the assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. The Company establishes tax provisions, based on reasonable estimates, for possible consequences of audits by the tax authorities of the respective counties in which it operates. The amount of such provisions is based on various factors, such as experience of previous tax audits and differing interpretations of tax regulations by the taxable entity and the responsible tax authority. Such differences of interpretation may arise on a wide variety of issues depending on the conditions prevailing in the respective Group entities’ domicile.

For other significant accounting policies and new accounting pronouncements affecting our financial statements, see Note 1 to our 2021 consolidated financial statements.

Results of Operations

Overview of the years ended December 31, 2021 and 2020

The following table shows the results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020	Change	Percent
Revenue	$131,363,175	$124,267,072	$7,096,103	5.7%
Cost of revenue	84,943,319	87,695,053	(2,751,734)	(3.1)%
Gross profit	46,419,856	36,572,019	9,847,837	26.9%
Gross profit margin	35.3%	29.4%	5.9%	20.1%

Operating expenses:
Selling	2,285,956	3,226,109	(940,153)	(29.1)%
General and administrative	27,400,845	26,955,278	445,567	1.7%
Total operating expenses	29,686,801	30,181,387	(494,586)	(1.6)%

Income from operations	16,733,055	6,390,632	10,342,423	161.8%

Other income (expenses):
Interest income	448,657	453,536	(4,879)	(1.1)%
Interest expenses	(183,927)	(202,239)	18,312	(9.1)%
Dividend income	258,601	390,030	(131,429)	(33.7)%
Fair value remeasurement on earn-out provisions	(1,106,513)	—	(1,106,513)	—%
Other - net	497,746	(590,319)	1,088,065	(184.3)%
Total other income (expense), net	(85,436)	51,008	(136,444)	(267.5)%

Income before income tax	16,647,619	6,441,640	10,205,979	158.4%
Income tax expense	(4,994,651)	(3,407,868)	(1,586,783)	46.6%

Net income	11,652,968	3,033,772	8,619,196	284.1%
Less: net income attributable to the noncontrolling interests	(5,422,847)	(2,103,659)	(3,319,188)	157.8%
Net income attributable to China United’s shareholders	$6,230,121	$930,113	$5,000,008	569.8%

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

The Company’s majority revenues are derived from the commissions from sales of life insurance products. Total commission revenue from sales of life insurance products accounted for 92.8% and 94.6% of total revenue for the years ended December 31, 2021 and 2020, respectively; whereas commission revenue from sales of property and casualty insurance products only contributed 7.2% and 5.4% of total revenue for the years ended December 31, 2021 and 2020, respectively.

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

Our total revenue of $131.4 million for the year ended December 31, 2021 increased by $7.1 million (or 5.7%) compared to the total revenue of $124.3 million for the year ended December 31, 2020. The increase was attributable primarily to the constant business growth in the Taiwan segment. For the years ended December 31, 2021 and 2020, the revenue generated respectively from Taiwan, PRC and Hong Kong segments was as follows:

	Year Ended December 31,
Geographic Areas	2021	2020	Change	Percent
Revenue
Taiwan segment	$125,636,326	$117,524,429	$8,111,897	6.9%
Percentage of revenue	95.6%	94.6%
PRC segment	5,691,835	6,426,670	(734,835)	(11.4)%
Percentage of revenue	4.3%	5.2%
Hong Kong segment	35,014	315,973	(280,959)	(88.9)%
Percentage of revenue	0.1%	0.2%
Total revenue	$131,363,175	$124,267,072	$7,096,103	5.7%

Revenue from our Taiwan segment increased by $8.1 million, or 6.9%, from $117.5 million for the year ended December 31, 2020 to $125.6 million for the same period ended December 31, 2021. We continued to deliver solid financial results through our Taiwan segment due to the following reasons:

(i)	Uniwill had contributed $6.7 million of the increased revenue during the year 2021. The increase in Uniwill's revenue for the year ended December 31, 2021 mainly due to the high performance of selling investment-type insurance policies.
(ii)	The insurance company discontinued certain long-term care and disability insurance products in the year of 2020. Prior to such discontinuation, many individual customers decided to lock in the long-term care and disability insurance policy that we had offered because the individual customers believed that these insurances products provided more favorable terms to them than the other ones available on the market. Such surge in the sales of those insurance policies in 2020 had boosted the total sales in our insurance policies. The surge in 2020 also caused the increase in persistency rate linked bonuses during 2021.
(iii)	We received more contingent commissions, which include trailing commissions, persistency rate linked bonuses and some other service allowance, for the year ended December 31, 2021 due to our continued growth in the sales of insurance products in the past recent years.

Revenue from our PRC segment decreased by $0.7 million, or 11.4% to $5.7 million for the year ended December 31, 2021 from $6.4 million for the same period ended December 31, 2020. Decrease in revenue for the PRC segment was due to the adverse impact on the outbreak of COVID-19. In addition, a new Chinese policy for insurance products in August 2020 which requesting sales agents to have audio and video recording during promotion of insurance, has increased difficulties for sales agents to expand the market and promote insurance products to individual customers.

The revenue in the Hong Kong segment primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Revenue from our Hong Kong segment decreased by $0.3 million, or 88.9% to 0.04 million for the year ended December 31, 2021 from $0.3 million for the same period ended December 31, 2020. Decrease in revenue was due to the termination of reinsurance agreements and the discontinuation of travel insurance.

Except the aforementioned analysis, we did not identify any know trends or uncertainties that have had or are reasonably likely to have a material impact on revenues or income.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. Our commission policy to our sales professionals designs to divide sales target into smaller and more attainable targets and provides more incentives to our sales professionals to improve the achievement rate, especially for the first-year commissions.

The cost of revenue for the year ended December 31, 2021 decreased by $2.8 million or 3.1%, to $84.9 million compared to $87.7 million for the year ended December 31, 2020. The decrease in the cost of revenue was due to the impact of outbreak of COVID-19 in Taiwan, resulting in a drop in first year commissions. Related commission cost has also decreased correspondingly. In addition, the increase of persistency rate linked bonuses from life insurance products for the year ended December 31, 2021 also resulted in a higher gross margin. The cost of revenue for property and casualty insurance products are immaterial for the years ended December 31, 2021 and 2020.

Consequently, the gross profit margin increased from 29.4% for the year ended December 31, 2020 to 35.3% for the year ended December 31, 2021.

Except the aforementioned analysis, we did not identify any know events that are reasonably likely to cause a material increase in our cost of revenue in the future.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. Selling expenses decreased $0.9 million or 29.1% from $3.2 million for the year ended December 31, 2020 to $2.3 million for the year ended December 31, 2021. Decrease in the selling expenses was caused by the adverse impact from the outbreak of COVID-19 in Taiwan that restricted marketing activities for the year ended December 31, 2021.

General and administrative expenses

G&A expenses are principally comprised of salaries and benefits for our administrative staff, office lease expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year end December 31, 2021, G&A expenses were $27.4 million, reflecting an increase of $0.4 million or 1.7%, compared with $27.0 million for year ended December 31, 2020. For the year ended December 31, 2021, the increase in the general and administrative expenses was caused by the foreign exchange fluctuation.

Other income (expenses)

Other income (expenses) mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, foreign currency exchange gain or loss. Net other expenses for the year ended December 31, 2021 was $0.09 million, reflecting a decrease of $0.14 million or 267.5%, compared with net other income $0.05 million for the same period of 2020. The decrease in net other income mainly due to the settlement of earn-out shares for the year ended December 31, 2021. However, the decrease was partially offset by exchange gains for the year ended December 31, 2021.

Income tax

For the year ended December 31, 2021, income tax expense was $5.0 million, an increase of $1.6 million or 46.6%, compared with $3.4 million for the year ended December 31, 2020. The increase in income tax was mainly due to the Uniwill’s turnaround from loss to profit.

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

Contractual cash obligations

The following represents a summary of the Company’s contractual cash obligations and related scheduled maturities as of December 31, 2021:

	Payments due by period
		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Debt obligations (1)	$18,835,932	$18,835,932	$—	$—	$—
Operating lease	6,569,058	3,193,004	3,235,817	140,237	—
Contractual obligations (2)	3,127,349	2,585,595	541,754	—	—
Capital commitment (3)	10,293,322	—	—	—	10,293,322
	$38,825,661	$24,614,531	$3,777,571	$140,237	$10,293,322
(1)	Debt obligations include our revolving credit facilities from banks.
(2)	Contractual obligations include other obligations related to compensation plans with Law Broker’s officers, amount due to previous shareholders of AHFL.
(3)	Capital commitment related to the Joint Venture Agreement (the “JV Agreement”) with non-related parties with AIlife, see Note 14 to our 2021 consolidated financial statements.

Cash flows

The following table represents a comparison of our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change	Percent
Net cash provided by operating activities	$13,775,488	$3,293,760	$10,481,728	318.2%
Net cash used in investing activities	(9,446,329)	(13,829,956)	4,383,627	(31.7)%
Net cash provided by financing activities	4,516,778	5,398,802	(882,024)	(16.3)%

Operating activities

Net cash provided by operating activities for the year ended December 31, 2021 was $13.8 million in comparison with net cash of $3.3 million provided by operating activities for the year ended December 31, 2020. The increase of $10.5 million or 318.2% was mainly due to the rise in persistency rate linked bonuses and the turnaround of Uniwill, a subsidiary of the Company, from loss to profit for the year ended December 31, 2021.

Investing activities

Net cash used in investing activities was $9.4 million for the year ended December 31, 2021 in comparison with net cash of $13.8 million used in investing activities for the year ended December 31, 2020. The decrease in the cash outflows of $4.4 million used in investing activities resulted from the increase of the proceeds from sales of marketable securities and long-term investment.

Financing activities

Net cash provided by financing activities was $4.5 million for the year ended December 31, 2021 in comparison with net cash of $5.4 million used in financing activities for the year ended December 31, 2020. The cash inflows from the financing activities for the year ended December 31, 2021 was mainly due to a decrease in the net proceeds from additional borrowings under the revolving credit agreements for the year ended December 31, 2021.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2021.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT; MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm (Firm ID: 1195).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China United Insurance Service, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of China United Insurance Service, Inc. and subsidiaries (the “Company”) as of December 31, 2021, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity, and cash flows for year then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition

Critical Audit Matter Description

As described in Note 1 to the consolidated financial statements, the Company generally recognizes its brokerage commission revenue when the insurance policy is effective. In addition, the Company may earn a performance bonus from insurance companies once achieving certain sales volume and targets based on the respective contracts with the insurance companies. The performance bonus is included as part of the transaction price and represents a form of variable consideration associated with the sales volume and targets. The Company estimates the amount of variable consideration that will be received with a constraint whereby a significant reversal of revenue is not probable.

We identified the estimated performance bonus as a critical audit matter because (1) the revenue is material to the consolidated financial statements, which amounted to approximately $7.4 million for the year ended December 31, 2021; (2) our audit involved subjectivity and complexity in evaluating management's estimates on the variable consideration. Auditing such estimates required extensive audit effort due to the complexity of management’s assumptions on the variable consideration.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address the critical audit matter were (1) we evaluated the design and implementation of controls for estimating revenue, including the Company’s controls around reviewing contract terms and applying the revenue recognition accounting principles to variable consideration, (2) we evaluated the Company’s identification of performance obligations against contractual terms and the analysis of significant assumptions used by management in estimating variable consideration by testing and comparing the sales volume and targets, which include considerations of the successful rate to meet the volume and targets, to the historical data,  and (3) we tested the accuracy and completeness of the underlying data used by management in determining such assumptions by comparing a sample of transactions to source documentation and subsequent collections.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Irvine, California

April 7, 2022

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

How the Critical Audit Matter Had Been Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing and presentation of revenue recognition, as well as the estimates of total costs and fees for the performance obligations that recognize the revenue included the following, among others:

●	Obtained an understanding of controls over contract revenue, including management’s controls over the initial setup of new contract arrangements and the estimates of total costs and fees for performance obligations.
●	Submitted and obtained the revenue and accounts receivable confirmations for a selection of insurance companies.
●	For a selection of contracts:
o	Evaluated the terms and conditions of each contract and the appropriateness of the accounting treatment within the context of the five-step model prescribed by ASC 606, Revenue from Contracts with Customers, and evaluating whether management’s conclusions were appropriate.
oTested the accuracy and completeness of the costs incurred to date for the performance obligation.
oTested the mathematical accuracy of management’s calculation of revenue for the performance obligation.
●	Evaluated the reasonableness of the estimated revenue during the year by comparing the estimated revenue from the sale of the effective insurance policies without the insurance companies' notice to the sales of the insurance policies confirmed by the insurance companies in the subsequent period. In cases where estimated revenue by the insurance company was significantly higher or lower than expected, we obtained further explanations and corroborating supporting documentation to evaluate the impact to the estimated revenue.

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

According to the term of the JV Agreement, the Labor Parties shall be entitled of 9,608 preferred stock if the following milestones are met:(a) the registered number of insurance business professional sales of Uniwill is more than 200, (b) the business performance shall reach FYB (i.e. first year commission is earned from the insurance company) NTD 5 million or more, and (c) one of two employees of the Labor Parties designated by AIlife shall join Uniwill within 6 months after the paid-in capital of Uniwill increased to NTD 100 million (hereinafter refer to the “performance target”). The preferred stock shall provide for (a) the right to receive a distribution of 50% of the net-income of Uniwill, (b) the right to convert such preferred stock into common stock at 1 to 1000 after the date when the registered number of sales reaches 1,000 and FYC reaches NT$250 million, (c) the right to elect directors, (d) the voting rights owned by the Company and the Labor Parties should be 51:49 due to 1,000 voting right per preferred stock, and (e) the number of the preferred stock to the Labor Parties shall be issued along with the proportion when the paid-in capital of Uniwill increases to NTD 400 million once the registered number of sales reaches 1,000.

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

How the Critical Audit Matter Had Been Addressed in the Audit

Our audit procedures related to management’s conclusion on amount, timing and presentation of transactions with recognition of stock-based compensations and the valuation of fair value to equity securities due to multi-performance targets with counter parties in the arrangement, included the following, among others:

●	Obtained an understanding of Management’s process and evaluate the design of controls relating to the Company's methods, significant assumptions, and inputs used for valuing the Company’s equity securities.
●	A high degree of subjective auditor judgment was involved in evaluating certain inputs to the model used to determine the fair value of the equity securities. We assessed methodologies and tested the significant assumptions and underlying data used by the Company.

●	Considered management’s policy of reviewing valuation methodologies, inputs and assumptions utilized by third-party valuation services.
●	We used a valuation specialist to assist us in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates.

/s/ Macias Gini & O’Connell LLP

We have served as the Company's auditor since 2020

San Francisco, California

March 25, 2021

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amount in USD)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$18,234,350	$9,063,338
Time deposits	64,299,176	53,339,508
Accounts receivable and notes receivable	26,761,678	25,346,250
Marketable securities	—	1,272,573
Other current assets	1,207,496	1,491,168
Total current assets	110,502,700	90,512,837

Right-of-use assets under operating leases	6,449,182	6,524,555
Property and equipment, net	2,061,755	2,373,245
Intangible assets, net	333,118	381,747
Long-term investments	2,696,812	2,835,095
Restricted cash – noncurrent	88,282	66,490
Deferred tax assets	909,032	1,021,890
Other assets	4,740,640	4,012,370
TOTAL ASSETS	$127,781,521	$107,728,229

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commissions payable to sales professionals	$14,003,541	$12,088,291
Short-term loans	18,835,932	14,159,108
Contract liabilities - current	—	1,119,361
Income tax payable - current	3,893,047	3,146,018
Operating lease liabilities - current	3,059,329	3,043,056
Due to related parties	50,531	94,047
Other current liabilities	13,997,603	13,591,034
Total current liabilities	53,839,983	47,240,915

Income tax payable - noncurrent	539,636	719,515
Operating lease liabilities - noncurrent	3,298,089	3,440,343
Net defined benefit liabilities - noncurrent	389,198	318,542
Other liabilities	541,754	771,680
TOTAL LIABILITIES	58,608,660	52,490,995

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY
Preferred stock, $0.00001 par value, 10,000,000 authorized, 1,000,000 issued and outstanding as of December 31, 2021 and 2020, respectively	10	10
Common stock, $0.00001 par value, 100,000,000 authorized, 30,286,199 and 29,421,736 issued and outstanding as of December 31, 2021 and 2020, respectively	303	294
Additional paid-in capital	9,296,953	8,190,449
Statutory reserves	11,101,064	9,463,903
Retained earnings	13,690,368	9,097,408
Accumulated other comprehensive income	4,664,848	3,889,429
Total stockholders’ equity attributable to China United’s shareholders	38,753,546	30,641,493
Noncontrolling interests	30,419,315	24,595,741
TOTAL STOCKHOLDERS’ EQUITY	69,172,861	55,237,234
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,781,521	$107,728,229

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Years ended
	December 31,
(Amount in USD)	2021	2020
Revenue	$131,363,175	$124,267,072
Cost of revenue	84,943,319	87,695,053

Gross profit	46,419,856	36,572,019

Operating expenses:
Selling	2,285,956	3,226,109
General and administrative and other operating expense	27,400,845	26,955,278
Total operating expenses	29,686,801	30,181,387

Income from operations	16,733,055	6,390,632

Other income/(expenses):
Interest income	448,657	453,536
Interest expenses	(183,927)	(202,239)
Dividend income	258,601	390,030
Fair value remeasurement on earn-out provisions	(1,106,513)	—
Other - net	497,746	(590,319)
Total other income (expense), net	(85,436)	51,008

Income before income tax	16,647,619	6,441,640
Income tax expense	(4,994,651)	(3,407,868)

Net income	11,652,968	3,033,772
Less: net income attributable to noncontrolling interests	(5,422,847)	(2,103,659)
Net income attributable to the Company's shareholders	6,230,121	930,113

Other comprehensive items, net of tax:
Foreign currency translation gain	1,159,971	5,046,115
Other	16,175	(22,767)
Other comprehensive income	1,176,146	5,023,348

Comprehensive income	12,829,114	8,057,120
Less: comprehensive income attributable to noncontrolling interests	(5,823,574)	(3,654,593)

Comprehensive income attributable to China United’s shareholders	$7,005,540	$4,402,527

Weighted average shares outstanding:
Basic	29,604,102	29,421,736
Diluted	29,604,102	29,421,736

Earnings per share attributable to China United's shareholders:
Basic	$0.204	$0.031
Diluted	$0.204	$0.031

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity

Balance December 31, 2019	29,421,736	294	1,000,000	10	8,190,449	8,228,904	417,015	9,402,294	26,238,966	19,512,526	45,751,492

Appropriation of reserves	—	—	—	—	—	1,234,999	—	(1,234,999)	—	—	—
Issuance of preferred stock-based compensation	—	—	—	—	—	—	—	—	—	1,427,603	1,427,603
Business acquisition	—	—	—	—	—	—	—	—	—	1,019	1,019
Foreign currency translation gain	—	—	—	—	—	—	3,487,429	—	3,487,429	1,558,686	5,046,115
Other comprehensive loss	—	—	—	—	—	—	(15,015)	—	(15,015)	(7,752)	(22,767)
Net income	—	—	—	—	—	—	—	930,113	930,113	2,103,659	3,033,772

Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Appropriation of reserves	—	—	—	—	—	1,637,161	—	(1,637,161)	—	—	—
Issuance of common stock	864,463	9	—	—	1,106,504	—	—	—	1,106,513	—	1,106,513
Foreign currency translation gain	—	—	—	—	—	—	764,751	—	764,751	395,220	1,159,971
Other comprehensive gain	—	—	—	—	—	—	10,668	—	10,668	5,507	16,175
Net income	—	—	—	—	—	—	—	6,230,121	6,230,121	5,422,847	11,652,968

Balance December 31, 2021	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$4,664,848	$13,690,368	$38,753,546	$30,419,315	$69,172,861

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amount in USD)	2021	2020
Cash flows from operating activities:
Net income	$11,652,968	$3,033,772
Adjustment to reconcile net income to net cash provided by operating activities:
Noncash stock-based compensation	—	1,427,603
Loss from settlement of contingency	1,106,513	—
Depreciation and amortization	1,170,743	987,689
Amortization of right-of-use assets	3,966,854	3,009,101
Net periodic pension cost	15,812	73,421
Amortization of bond premium	58	274
Loss (Gain) on valuation of financial assets	81,022	(111,463)
Gain on sales of financial assets	(75,947)	(50,251)
(Gain)Loss on disposal of property and equipment	(1)	8,967
Deferred income tax	154,678	(420,262)
Changes in operating assets and liabilities:
Accounts receivable	(1,047,547)	(1,253,807)
Other current assets	254,167	563,666
Other assets	(653,321)	(1,322,920)
Commissions payable to sales professionals	1,727,790	(1,234,427)
Contract liabilities	(1,125,689)	(1,812,922)
Income tax payable	527,177	517,202
Other current liabilities	453,525	3,441,350
Other liabilities	(173,155)	(253,218)
Lease liabilities	(4,260,159)	(3,310,015)
Net cash provided by operating activities	13,775,488	3,293,760

Cash flows from investing activities:
Cash received from issuance of preferred stock	—	375
Purchases of time deposits	(79,319,618)	(70,684,051)
Proceeds from maturities of time deposits	69,194,779	59,244,053
Acquisition of equity investments under cost method using the measurement alternative	(46,512)	—
Purchases of trading securities	(1,727,668)	(961,416)
Proceeds from sales of trading securities	3,083,386	240,063
Proceeds from sales of long-term investment - REITs	142,191	—
Purchase of property and equipment	(674,948)	(1,611,668)
Purchase of intangible assets	(116,539)	(94,214)
Proceeds from disposals of equipment	18,600	36,902
Net cash used in investing activities	(9,446,329)	(13,829,956)

Cash flows from financing activities:
Proceeds from short-term loans	22,536,112	27,280,129
Repayment of short-term loans	(17,970,000)	(21,500,000)
Repayment to related party borrowings	(49,334)	(381,327)
Net cash provided by financing activities	4,516,778	5,398,802

Foreign currency translation	346,867	1,608,722
Net increase (decrease) in cash, cash equivalents and restricted cash	9,192,804	(3,528,672)

Cash, cash equivalents and restricted cash, beginning balance	9,129,828	12,658,500
Cash, cash equivalents and restricted cash, ending balance	$18,322,632	$9,129,828

SUPPLEMENTARY DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$181,911	$200,900
Income tax paid	$3,588,250	$3,298,391
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$3,891,481	$4,010,991

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

China United Insurance Service, Inc. (“China United” or “CUII”), its subsidiaries and variable-interest entity and its subsidiaries (collectively referred to herein as the “Company”) primarily engages in brokerage and insurance agency services. The Company markets and sells to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through aggregating them into three geographic operating segments, Taiwan, the PRC, and Hong Kong. The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTCQB.

There has continued to be widespread impact from the coronavirus disease (“COVID-19”) pandemic including potentially more contagious strains of COVID-19 such as the Delta and Omicron variants. It has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts the Company’s business and operations will depend on numerous evolving factors, many of which are not within our control and which we may not be able to accurately predict, including its duration and scope; the ultimate availability, administration and effectiveness of vaccines around the world; governmental actions that have been and continue to be taken in response to the pandemic, including vaccine coverage; the impact of the pandemic on economic activity and actions taken in response; the ability of the Company’s customers to pay their insurance premiums which could impact the Company’s commission and fee revenues for the services provided; and the long-term impact of employees working from home, including increased technology costs.

Acquisitions in 2020

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

The corporate structure as of December 31, 2021 is as follows:

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
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")
100%
Jiangsu Law Insurance Brokers Co., Limited ("Jiangsu")

On January 31, 2022, Genius Investment Consultant Co., Ltd (“GIC”), a subsidiary entity of China United Insurance Service, Inc. entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC shall sell and transfer 100% of its equity ownership in Joint Insurance Broker Co., Ltd., a wholly-owned subsidiary of GIC to AIlife.

On February 25, 2022, Anhou, a contract controlled entity of China United Insurance Service, Inc. entered into a Share Purchase Agreement. For more information, please refer to Note 26 and Form 8-K Footnote of the Consolidated Financial Statements for the years ended December 31, 2021 and 2020 and current report on filed on March 3, 2022.

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

Pursuant to the EBCA, (a) WFOE has the right to provide Anhou with complete technical support, business support and related consulting services during the term of the EBCA; (b) Anhou agrees to accept all the consultations and services provided by WFOE. Anhou further agrees that unless with WFOE’s prior written consent, during the term of the EBCA, Anhou shall not directly or indirectly accept the same or any similar consultations and/or services provided by any third party and shall not establish similar cooperation relationship with any third party regarding the matters contemplated by the EBCA; (c) within 90 days after the end of each fiscal year Anhou shall pay an amount to WFOE equal to the shortfall, if any, of the aggregate net income of Anhou for such fiscal; (d) WFOE retains all exclusive and proprietary rights and interests in all rights, ownership, interests and intellectual properties arising out of or created during the performance of the EBCA; and (e) the shareholders of Anhou have pledged all of their equity interests in Anhou to WFOE to guarantee Anhou’s performance of its obligations under the EBCA. The term of the EBCA is 10 years and may be extended and determined by WFOE prior to the expiration thereof, and Anhou shall accept such extended term unconditionally.

On March 23, 2022, Anhou and WFOE entered into an amendment to the EBCA, pursuant to which the EBCA shall be automatic renewed for successive terms unless WFOE gives a 30-day notice to terminate such agreement, with each term being 10 years.

To extend the business within the PRC, Anhou intended to increase its registered capital to RMB50 million (approximately $8 million) to meet the requirement of the China Insurance Regulatory Commission (the “CIRC”) so that it can set up new branches in any province beyond its current operations in China. China United increased the investment in Anhou through various loan agreements with the shareholders of Anhou. The aggregate funding provided by WFOE was RMB 40 million. Due to the capital increase, a series of variable interest agreements (the “Second VIE Agreements”), which include Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, were signed on October 24, 2013 and entered in the same form as the First VIE Agreements, other than the change of shareholder names and their respective shareholdings. The First VIE Agreements were terminated by and among WFOE, Anhou and Anhou original shareholders on the same date. The EBCA executed by and between WFOE and Anhou on January 17, 2011 remains in full effect.

As a result of the Second VIE Agreements, WFOE is considered the primary beneficiary of Anhou and has effective control over Anhou. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries (collectively, the “Consolidated Affiliated Entities” or the “CAE”) are consolidated from the earliest period presented. The Company reviews the VIE’s status on an annual basis and determine if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; and (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses. For the years ended December 31, 2021 and 2020, no event taken place that would change the Company’s primary beneficiary status.

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

Foreign Currency

China United’s financial statements are presented in U.S. dollars ($), which is the China United’s reporting and functional currency. The functional currencies of the China United’s subsidiaries are New Taiwan dollar (“NTD”), China yuan (“RMB”) and Hong Kong dollar (“HKD”). Each subsidiary maintains its financial records in its own functional currency. Transactions denominated in foreign currencies are measured at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rates prevailing at the balance sheet date. Non-monetary items that are measured in terms of historical cost in foreign currency are remeasured using the exchange rates at the dates of the initial transactions. Exchange gains and losses are included in the consolidated statements of operations and other comprehensive income (loss).

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

	Years Ended December 31,
	2021		2020
Average rate:
Taiwan dollar (NTD)	NTD	27.91940	NTD	29.44185
China yuan (RMB)	RMB	6.44995	RMB	6.90013
Hong Kong dollar (HKD)	HKD	7.77225	HKD	7.75576
United States dollar ($)		$1.00000		$1.00000

	December 31,
	2021		2020
Exchange rate:
Taiwan dollar (NTD)	NTD	27.68785	NTD	28.07725
China yuan (RMB)	RMB	6.35877	RMB	6.52765
Hong Kong dollar (HKD)	HKD	7.79713	HKD	7.75249
United States dollar ($)		$1.00000		$1.00000

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

Time Deposits

Time deposits are short-term bank deposits with maturities of more than three months but less than one year at the date of origination.

Marketable Securities

The Company invests part of its excessive cash in equity securities and money market funds. Marketable securities represent trading securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized and unrealized gains and losses are recorded in other income (expense).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable include commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2021 and 2020.

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

Goodwill and Intangible Assets

Goodwill represents the excess of acquisition cost over the fair value of the net assets in the acquisition of a business. Goodwill is not amortized but instead is evaluated for impairment annually or more frequently if events or changes in circumstances indicate it might be impaired, using two-step goodwill impairment test. The first step screens for potential impairment of goodwill to determine if the fair value of the reporting unit is less than its carrying value, while the second step measures the amount of goodwill impairment, if any, by comparing the implied fair value of goodwill to its carrying value. Intangible assets, which primarily consist of software, are stated at cost, less accumulated amortization, and amortized over estimated useful lives ranging from 3 to 5 years. The intangible assets recorded in the Company’s financial statement were acquired externally.

For internally developed software, costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life. All costs incurred that relate to planning and post implementation phases of development are expensed. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company did not capitalize any expenditure related to internally developed software for the period 2021 and 2020

Impairment of Long-Lived Assets

The Company reviews the carrying values of the long-lived assets when circumstances warrant as to whether the carrying value has become impaired. The Company considers assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from its related operations. There was no impairment recognized for the years ended December 31, 2021 and 2020.

Long-Term Investments

Long-term investments include government bonds held as available-for-sale, investment in real estate investment trusts (“REITs”) measured at fair value through net income, and equity investments using cost method under the measurement alternative. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company evaluates its available-for-sale debt securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense) in the consolidated statements of comprehensive loss.

The Company measures equity investments in companies that do not have a readily determinable fair value in which it holds an interest of less than 20% using cost method under the measurement alternative, which is defined as cost, less any impairments, a plus or minus changes resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer, if any. Significant judgments are required to determine (i) whether observable price changes are orderly transactions and identical or similar to an investment held by the Company; and (ii) the selection of appropriate valuation methodologies and underlying assumptions, including expected volatility and the probability of exit events as it relates to liquidation and redemption features used to measure the price adjustments for the difference in rights and obligations between instruments. For equity investments measured at fair value with changes in fair value recorded in earnings, the Company does not assess whether those securities are impaired. For equity investments that the Company elects to use the measurement alternative, the Company makes a qualitative assessment considering impairment indicators to evaluate whether investments are impaired at each reporting date. Impairment indicators considered include, but are not limited to, a significant deterioration in the earnings performance or business prospects of the investee, including factors that raise significant concerns about the investee’s ability to continue as a going concern, a significant adverse change in the regulatory, economic, or technologic environment of the investee and a significant adverse change in the general market condition of either the geographical area or the industry in which the investee operates. If a qualitative assessment indicates that the investment is impaired, the Company has to estimate the investment’s fair value in accordance with the principles of ASC 820, Fair Value Measurement. If the fair value is less than the investment’s carrying value, the Company recognizes an impairment loss in earnings equal to the difference between the carrying value and fair value.

Advertising Costs

The Company expenses all advertising costs, which include promotions and branding, as incurred. The Company incurred $203,754 and $237,418 in advertising and marketing costs under selling expenses during the years ended December 31, 2021 and 2020, respectively.

Revenue Recognition

The Company’s revenue is derived from insurance agency and brokerage services with respect to life insurance and property and casualty insurance products. The Company, through its subsidiaries and variable interest entities, sells insurance products provided by insurance companies to individuals, and is compensated in the form of commissions from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The core revenue recognition principle under ASC 606, the Company considers the contracts with insurance companies contain one performance obligation and consideration should be recorded when performance obligation is satisfied at point in time. For life insurance products, the amount of revenue recognition includes (i) the first year commission (“FYC”); (ii) contingent commissions for subsequent years; (iii) annual performance and operation bonus; (iv) bonus based on persistency ratio bonus; (v) service allowances. The sale of an insurance product by the Company is considered complete when initial insurance premium is paid by an individual and the insurance policy is approved by the respective insurance company. When a policy is effective, the insurance company is obligated to pay the agreed-upon commission to the Company under the terms of its service agreement with the Company and such commission is recognized as revenue.

For the FYC, the Company recognizes the revenue when the individuals’ policies are effective. The Company makes the estimation amount to be entitled for annual performance and operating bonus which is based on the FYC. From the experiences and information received from the insurance company, the accumulated recognized revenue amount will not be significantly reversed as the historical policy cancellations are immaterial. Therefore, the Company makes an estimation on performance and operation bonus which are based on the accumulated FYC on quarterly basis, and make reconciliation between actual and estimation amount on annual basis. The estimated revenue in the fiscal year of 2021 and 2020 was approximately $7.4 million and $7.3 million, respectively.

Others includes the contingent commissions for subsequent years, the bonus based on persistency ratio bonus, and service allowances, are considered highly susceptible to factors outside the company's influence and depend on the actions of third parties (i.e., the subsequent premiums paid by individual policyholders), and the uncertainty can be extended for many years. Therefore, the Company does not have high confidence to estimate the amount of such variables considerations that will not be reversed in subsequent reporting periods. Considering the effect of uncertainties, the contingent commissions for subsequent years, the bonus based on persistency ratio, and service allowances will be recognized as revenue based on the actual amount received from the insurance companies after the uncertain event is resolved.

For property and casualty insurance products, the Company recognizes the revenue when the individuals’ policies are effective. The revenue from property and casualty insurance products were 7.2% and 5.4% of total revenue for the years ended December 31, 2021 and 2020, respectively.

The Company is obligated to pay commissions to its sales professionals when an insurance policy becomes effective. The Company recognizes commission revenue granted from insurance companies on a gross basis, and the commissions paid to its sales professionals are recognized as cost of revenue.

The Company enters into service agreements with insurance companies, which may give rise to contract assets and contract liabilities. When the timing of revenue recognition differs from the timing of payments made by insurance companies, the Company recognizes either contract assets (its performance precedes the billing date) or contract liabilities (customer payment is received in advance of performance).

Contract assets represent unbilled amounts resulting from the insurance agency and brokerage services provided by the Company to the insurance companies when the Company has an unconditional right to payment once the individuals’ insurance policies are effective. Contract assets are classified as current and the full balance is reclassified to accounts receivables when the right to payment becomes unconditional. The balance of contract assets was insignificant as of January 1, 2021 and December 31, 2021.

Contract liabilities represents the commissions received upfront from the insurance companies related to services that has not yet been recognized as revenue. The Company classifies contract liabilities as current based on the timing of when the Company expects to recognize revenue, which typically occurs within one year. Please refer to Note 18 for contract liabilities in AIATW.

The Company generally expenses sales commissions to its sales professionals when incurred because such expenses would be settled within one year or less. These costs are recorded within sales expenses in the consolidated statements of operations and other comprehensive income, as the expenses are settled less than one year and the Company has elected the practical expedient included in ASC 606.

For the years ended December 31, 2021 and 2020, the Company recorded revenue of $131,363,175 and $124,267,072, respectively. Disaggregation information of revenue is disclosed in Note 24.

Stock-Based Compensation

The Company have preferred stock-based compensation issued to non-related entities for Uniwill. The Company accounts for equity-based compensation cost in accordance with ASC 718, Compensation-Stock Compensation after adoption of ASC 2018-07, which requires the measurement and recognition of compensation expense related to the fair value of equity-based compensation awards that are ultimately expected to vest. Stock-based compensation expense recognized includes the compensation cost for all share-based compensation payments granted to employees and nonemployees, net of estimated forfeitures, over the employees’ requisite service period or the non-employee performance period based on the grant date fair value estimated in accordance with the provisions of ASC 718. ASC 718 is also applied to awards modified, repurchased, or cancelled during the periods reported. Please see Note 14 for additional information.

Retirement Plan and Net Periodic Pension Cost

Under the Company defined benefit pension plan, net periodic pension cost, which includes service cost, interest cost, expected return on plan assets, amortization of unrecognized net transition obligation and gains or losses on plan assets, is recognized based on an actuarial valuation report. The Company recognizes the funded status of pension plan as an asset or a liability in the consolidated balance sheets. Each overfunded plan is recognized as an asset and each underfunded plan is recognized as a liability. The recognition of prior service costs or credits and net actuarial gains or losses, as well as subsequent changes in the funded status, are recognized as components of accumulated other comprehensive income or loss, net of tax, in shareholders’ equity, until they are amortized as a component of net periodic benefit cost.

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of December 31, 2021 and 2020, the Company does not have any potentially dilutive instrument.

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the years ended December 31, 2021 and 2020 under the two-class method.

	December 31,
	2021		2020
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company.	$6,026,550	$203,571	$899,539	$30,574

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic	29,604,102	1,000,000	29,421,736	1,000,000
Basic and diluted earnings per share	$0.204	$0.204	$0.031	$0.031

The participating rights (liquidation and dividend rights) of the holders of the Company’s common stock and preferred stock are identical, except with respect to voting right (Note 15). As a result, and in accordance with ASC 260, the undistributed earnings for each year are allocated based on the contractual participation rights of the common stock and preferred stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits included under other non-current assets and accounts receivable. As of December 31, 2021, and 2020, approximately $2,712,000 and $2,229,000 of the Company’s cash and cash equivalents, time deposits, restricted cash, and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $83,446,000 and $63,222,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have collectability concern.

For the years ended December 31, 2021 and 2020, the Company earns commission revenues from an insurance company individually more than 10%of the total revenue of the Company were:

	Years Ended December 31,
	2021		2020
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$33,579,165	26%	$29,120,466	23%
Taiwan Life Insurance Co., Ltd.	24,626,829	19%	25,227,920	20%
Farglory Life Insurance Co., Ltd.	16,676,479	13%	15,336,439	12%

As of December 31, 2021, and 2020, the Company’s accounts and notes receivable due from an insurance company individually accounted more than 10% of the total accounts and notes receivable were:

	December 31,
	2021		2020
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$8,569,590	32%	$7,761,664	31%
Taiwan Life Insurance Co., Ltd.	4,483,343	17%	4,557,862	18%
Farglory Life Insurance Co., Ltd.	2,729,673	10%	2,787,906	11%

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

Operating Leases

Under ASC 842, Leases, the Company determines if an arrangement is a lease at inception of the contract and whether a contract is or contains a lease by determining whether it conveys the right to control the use of the identified asset for a period of time. If the contract provides us the right to substantially all of the economic benefits from the use of the identified asset and the right to direct the use of the identified asset, we consider it to be, or contain, a lease. The Company records a right-of-use asset and a corresponding lease liability based on the present value of the minimum lease payments. The lease term used in the calculation of right-of-use assets and lease liabilities include renewal and termination options that are reasonably certain to be exercised. Leases with an initial term of twelve months or less are not recorded on the consolidated balance sheet and the related lease expense is recognized on a straight-line basis over the lease term. Our leases do not provide an implicit borrowing rate, and we estimate the Company’s incremental borrowing rate to discount the lease payments based on information available at lease commencement.

Acquisitions

The Company evaluate acquisitions pursuant to ASC 805, Business Combinations, to determine whether the acquisition should be classified as either an asset acquisition or a business combination.

Acquisitions for which substantially all of the fair value of the gross assets acquired are concentrated in a single identifiable asset or a group of similar identifiable assets are accounted for as an asset acquisition. The cost of a group of assets acquired in an asset acquisition is allocated to the individual assets acquired or liabilities assumed based on their relative fair values and does not give rise to goodwill. Acquisitions that meet the definition of a business combination are recorded at fair value using a fair value model under which the assets and liabilities are generally recognized at their fair values and the difference between the consideration transferred, excluding transaction costs, and the fair values of the assets and liabilities is recognized as goodwill. For acquisitions that meet the definition of a business combination, we allocate the purchase price of those properties on a fair value basis and expense the acquisitions related transaction costs as incurred. For asset acquisitions and business combinations, we allocate the purchase price to net tangible and identified intangible assets acquired based on their fair values.

The Company has incorporated contingent consideration, or earn out provisions, into the structure of its acquisitions. These arrangements may result in the payment of additional purchase price consideration to the sellers based on certain financial thresholds for periods following the closing of the respective acquisition. The additional purchase price consideration is payable in the form of cash and, in some cases, equity. The Company recognizes the fair value of estimated contingent consideration at the acquisition date as part of the consideration transferred in exchange for the acquired business or assets. The contingent consideration is remeasured to fair value at each reporting date until the contingency is resolved. Any changes in fair value are recognized each reporting period in non-cash changes in fair value of estimated contingent consideration in the accompanying consolidated statements of operations.

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

Subsequent event

The Company has evaluated all transactions through the date the consolidated financial statements were issued for subsequent event disclosure consideration.

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

In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 will not have a material impact on the Company’s consolidated financial statements.

Income Tax

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes which is intended to simplify various aspects related to accounting for income taxes. The Company adopted the guidance on January 1, 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective for all entities upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the effects of the guidance on the Company’s consolidated financial statements and related disclosures

Equity Securities, Equity-method Investments and Certain Derivatives

In January 2020, the FASB issued ASU 2020-01, Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The guidance provides clarification of the interaction of rules for equity securities, the equity method of accounting and forward contracts and purchase options on certain types of securities. ASU 2020-01 was effective for the Company in the first quarter of 2021. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 2 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Cash and cash equivalents:
Cash on hand and in banks	$18,234,350	$9,063,338
Restricted cash – noncurrent	88,282	66,490
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$18,322,632	$9,129,828

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

NOTE 3 – TIME DEPOSITS

Time deposits are short-term bank deposits with maturities of more than three months but less than one year at the date of origination and consisted of the following:

	December 31,
	2021	2020

Total time deposits	$71,161,391	$53,339,508
Less: time deposits – original maturities less than three months under cash and cash equivalents	(6,862,215)	—
Time deposits – original maturities over three months but less than one year	$64,299,176	$53,339,508

The deposits are presented at their cost, including accrued interest. The deposits bear annual interest rates ranging from 0.05% to 2.79% and from 0.05% to 2.60% during 2021 and 2020, respectively.

The Company had a total of $23,811,616 (NTD 659.3 million) and $15,930,161 (NTD 447.3 million) restricted time deposits, respectively, as of December 31, 2021 and 2020. Time deposits of $36,117 (NTD 1 million) and $35,616 (NTD 1 million) were pledged as collateral for the Company’s credit card as of December 31, 2021 and 2020, respectively. In addition, the Company had time deposits of $23,775,499 and $15,894,545 pledged as collateral for short-term loans, respectively, as of December 31, 2021 and 2020. See Note 10.

NOTE 4 – MARKETABLE SECURITIES

Marketable securities, consisted of stock mutual funds, were nil and $1,272,573 as of December 31, 2021 and 2020, respectively. Realized and unrealized gains (losses) for the years ended December 31, 2021 and 2020 are summarized below:

	Years Ended December 31,
	2021	2020
Net unrealized gains on marketable securities held	$—	$124,825
Net realized gains for marketable securities sold	75,950	50,401
Total net gains recognized in other income	$75,950	$175,226

For the years ended December 31, 2021 and 2020, the Company purchased marketable securities of $1,727,668 and $961,416, respectively.

NOTE 5 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following, as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Office equipment	$2,152,239	$2,002,634
Office furniture	97,917	102,557
Leasehold improvements	2,415,907	2,194,531
Transportation equipment	238,202	233,731
Other equipment	1,047,134	800,246
Total	5,951,399	5,333,699
Less: accumulated depreciation	(3,889,644)	(2,960,454)
Total property and equipment, net	$2,061,755	$2,373,245

Depreciation expense under general and administrative expenses was $1,000,655 and $730,263 for the years ended December 31, 2021 and 2020, respectively.

NOTE 6 – INTANGIBLE ASSETS, NET

As of December 31, 2021 and 2020, the Company’s intangible assets consisted of the following:

	December 31,
	2021	2020
Software	$2,413,843	$2,264,482
Less: accumulated amortization	(2,080,725)	(1,882,735)
Total intangible assets, net	$333,118	$381,747

Estimated future assets amortization as of December 31, 2021 is as follows:

Years ending December 31,	Amount
2022	$136,684
2023	98,177
2024	57,017
2025	34,083
2026	7,157
Thereafter	—
Total	$333,118

Amortization expense was $170,088 and $257,426 for the years ended December 31, 2021 and 2020, respectively.

NOTE 7 – LONG-TERM INVESTMENTS

As of December 31, 2021 and 2020, the Company’s long-term investments consisted of the following:

	December 31,
	2021	2020
Equity investments under cost method	$1,435,330	$1,368,899
Government bonds held for available-for-sale	—	107,096
REITs	1,261,482	1,359,100
Total long-term investments	$2,696,812	$2,835,095

Equity Investments under Cost Method using the measurement alternative

	December 31, 2021		December 31, 2020
	Investment		Investment
Investee	Ownership	Amount	Ownership	Amount
Genius Insurance Broker Co., Ltd (“GIB”)	11.73%	$1,388,151	11.73%	$1,368,899
Hainan Haoguan Yucheng Technology Service LLP (“HAINAN”)	9.99%	47,179	—%	—

On February 13, 2015, the Company and AHFL, a wholly owned subsidiary of the Company, entered into an acquisition agreement with Mr. Chwan Hau Li, the selling shareholder of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of the Company which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”). Accordingly, the acquisition was accounted for as an asset acquisition of Genius Broker, which is an equity investment under cost method using the measurement alternative acquired by the Company.

The total paid-in capital with GIB changed from NTD45 million to NTD60 million due to capital increase taken place on August 14, 2020. GIC didn’t subscribe the new shares during the capital increase. As a result the equity interest of GIB owned by GIC reduced from 15.64% to 11.73%.

A new investee in the investment ownership was due to the Company’s investment in HAINAN in 2021. HAINAN operates projects for insurance platforms, which contain insurance product centralized procurement, share service platform of sub-hierarchy distribution channel, and IoT business requirement. The Company invested HAINAN for RMB 300,000, or 9.99%, to engage in the qualification of supplier membership and distributor membership.

The change in carrying value of equity investment between the two years resulted from the fluctuation of exchange rates. The Company received $252,154 and $325,197 dividend income distributed from the investee for the years ended December 31, 2021 and 2020, respectively.

Government Bonds Held for Available-for-Sale

According to Taiwan Regulations Governing Deposit of Bond and Acquirement of Insurance by Insurance Agents, Insurance Brokers and Insurance Surveyors (“RGDBAI”) Article 3 and 4, Law Broker is required to maintain a minimum of NTD 3,000,000 ($108,351 and $106,848 as of December 31, 2021 and 2020, respectively) restricted balance in a separate account or government bonds issued by the central government in order to maintain its insurance license. As of December 31, 2021 and 2020, the restricted balances were $108,351 and $107,096 which were recorded under security deposits in other assets (Note 8) and government bonds, respectively. The government bonds were valued based on theoretical bond price in Taipei Exchange and were matured on March 17, 2021.

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
December 31, 2020:
Government bonds	$106,906	$190	$—	$107,096
Total	$106,906	$190	$—	$107,096

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of December 31, 2021 and 2020 were $1,261,482 and $1,359,100, respectively. Unrealized losses included in earnings for assets held at the end of the reporting periods were $81,022 and $50,389 for the years ended December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, no other-than temporary impairment were recorded related to the long-term investments.

NOTE 8 – OTHER ASSETS

	December 31,
	2021	2020
Trust account	$2,477,621	$1,962,443
Security deposits/Rent deposit	1,095,665	806,606
Registered Capital deposit	1,100,842	1,072,361
Other	66,512	170,960
Total	$4,740,640	$4,012,370

The trust account is lodged with the Company in accordance with the engagement agreement signed with Hui-Hsien Chao (“Ms. Chao”), which represented the performance bonus paid by the Company to Ms. Chao as her service provided as the general manager of Law Broker. The company reserves cash in a trust account held by a financial institution in a form of time deposits. Please refer to Note 22.

According to Provisions on the Regulation of Insurance Brokers issued by the China Insurance Regulatory Commission (“CIRC”), the Company should set aside a registered capital deposit which is no less than 5% of its capital. Also, CIRC issued an executive order No.82 in 2016 which indicates the registered capital deposit should be no less than 10% of its capital. Total registered capital deposit lodged in compliance with CIRC’s regulation were RMB 7,000,000 ($1,100,842 and $1,072,361) as of December 31, 2021 and 2020, respectively.

NOTE 9 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to professionals consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Taiwan	$13,793,343	$11,814,222
PRC	210,198	274,069
Total commissions payable to sales professionals	$14,003,541	$12,088,291

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 10 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of December 31, 2021 and 2020:

		December 31, 2021		December 31, 2020
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$9.0 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the higher of CUB's adjustable rates for loans plus a margin of 0.41% or the 1-month TAIBOR rate plus a margin of 0.8% and matures on May 4, 2022.	Time deposits	$9,011,172	$9,047,289	$6,019,108	$6,019,108
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 2, 2022.	Time deposits	4,000,000	4,984,135	4,000,000	4,915,011
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.7% and matures on May 31, 2022.	Time deposits	2,200,000	3,065,801	—	—
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the higher of TAIFX3 rate plus a margin of 0.5% and matures on March 15, 2022.	Time deposits	1,850,000	2,961,588	840,000	1,132,590
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX Fixing rate plus a margin of 0.9% and matures on May 18, 2022.	Time deposits	1,540,000	2,481,926	2,100,000	2,443,003
$7.2 million (NTD 200 million) revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.625% and matures on May 31, 2022.	Time deposits	234,760	234,760	—	—
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matures on August 31, 2022.	Time deposits	—	—	1,200,000	1,384,833
$3.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the higher of TAIFX3 rate plus a margin of 0.4% and matures on November 30, 2022.	Time deposits	—	1,000,000	—	—
		$18,835,932	$23,775,499	$14,159,108	$15,894,545

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses incurred from the credit facilities were $181,911 and $200,900 for the years ended December 31, 2021 and 2020, respectively.

NOTE 11 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Accrued bonus	$6,645,496	$7,854,488
Payroll payable and other benefits	2,188,074	1,767,417
Accrued business tax and tax withholdings	1,903,039	1,643,082
Accrued tax penalties	—	170,016
Other accrued expenses	3,260,994	2,156,031
Total other current liabilities	$13,997,603	$13,591,034

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $4,059,901 and $5,948,157, respectively, related to cash awards to employees as of December 31, 2021 and 2020. The Company has other compensation plans solely provided by Law Broker to its officers.

The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the years ended December 31, 2021 and 2020, the bonus expenses to Law Broker’s officers under the compensation plans were $752,413 and $919,053, respectively. As of December 31, 2021 and 2020, the Company had accrued bonus of $2,585,595 and $1,906,331 payable within next 12 months, and the total noncurrent accrued bonus unpaid was nil and $237,440, respectively, related to the compensation plans for Law Broker’s officers. See Note 22 for additional information of agreements with Law Broker’s officers.

NOTE 12 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Due to previous shareholders of AHFL	$541,754	$534,240
Accrued bonus - noncurrent (Note 11)	—	237,440
Total other liabilities	$541,754	$771,680

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. In March 2021, the Company entered a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. As of December 31, 2021 and 2020, the amount due to previous shareholders of AHFL were $541,754 and $534,240, respectively.

NOTE 13 – POST-EMPLOYMENT BENEFITS

Defined benefit plan

The employee pension plan mandated by the Labor Standards Act of the R.O.C. is a defined benefit plan. The pension benefits are disbursed based on the units of service years and average monthly salary prior to retirement according to the Labor Standards Act. Two units per year are awarded for the first 15 years of services while one unit per year is awarded after the completion of the 15th year, the total units will not exceed 45 units. The Company contributes an amount equivalent to 2% of the employees’ total salaries and wages on a monthly basis to the pension fund deposited with the Bank of Taiwan under the name of a pension fund supervisory committee.

The pension fund is managed by the government’s designated authorities and therefore is not included in the Company’s consolidated financial statements. For the years ended December 31, 2021 and 2020, total pension expenses of $81,440 and $73,421, respectively, were recognized by the Company.

Movements in present value of defined benefit obligation during the year:

	Years ended December 31,
	2021	2020
Defined benefit obligation at beginning of year	$(487,020)	$(360,026)
Items recognized as profit or loss:
Service cost	(82,452)	(75,080)
Interest cost	(1,932)	(2,708)
Subtotal	(84,384)	(77,788)
Remeasurements recognized in other comprehensive income (loss):
Experience adjustments	15,740	(20,381)
Subtotal	15,740	(20,381)
Benefits paid	—	—
Exchange effect	(7,423)	(28,825)
Defined benefit obligation at end of year	$(563,087)	(487,020)

Movements in fair value of plan assets during the year:

	Years ended December 31,
	2021	2020
Beginning balance of fair value of plan assets	$168,478	$151,796
Items recognized as profit or loss:
Interest income on plan assets	2,845	2,612
Remeasurements recognized in other comprehensive income:
Return on plan assets excluding amounts recognized as interest result	171	3,626
Exchange effect	2,395	10,444
Fair value of plan assets at end of year	$173,889	$168,478

The actual returns on plan assets of the Company for the years ended December 31, 2021 and 2020 were $3,016 and $6,238, respectively.

The defined benefit plan recognized on the consolidated balance sheets is as follows:

	December 31,
	2021	2020
Present value of the defined benefit obligation	$(563,087)	$(487,020)
Fair value of plan assets	173,889	168,478
Funded status	(389,198)	(318,542)
Net defined benefit liabilities, noncurrent recognized on the consolidated balance sheets	$(389,198)	$(318,542)

Employee pension fund is deposited under a trust administered by the Bank of Taiwan. The expected rate of return on assets is determined based on historical trend and actuaries’ expectations on the assets’ returns in the market over the obligation period. Furthermore, the utilization of the fund is determined by the labor pension fund supervisory committee, which also guarantees the minimum earnings to be no less than the earnings attainable from interest rates offered by local banks for two-year time deposits.

The principal underlying actuarial assumptions are as follows:

	December 31,
	2021	2020
Discount rates	0.70%	0.40%
Rates of future salary increase	2.00%	2.00%
Expected long-term rates of return on plan assets	2.00%	1.75%

Expected future benefit payments is as follows:

Amount
2022	$16,397
2023	19,127
2024	16,056
2025	18,439
2026	17,292
Thereafter	79,836
Present value of future minimum benefit payments	$167,147

The Company expects to make pension fund contribution of $80,783 in 2022. The weighted-average durations of the defined benefit obligation are both 15 years as of December 31, 2021 and 2020.

NOTE 14 – STOCK-BASED COMPENSATION TO NONEMPLOYEES

On November 15, 2019, AIlife entered into a Joint Venture Agreement (the “JV Agreement”) with two non-related entities (collectively, the “Labor Parties”) and agreed to invest funds, labor, and technology into Uniwill. Pursuant to the JV Agreement, the paid-in capital of Uniwill should increase to an aggregate amount of $13.3 million (NTD 400 million) by AIlife, provided that the Labor Parties fulfill their commitments no later than December 31, 2021. During the year of 2019, AIlife increased and completed the capital injection in Uniwill to the amount of $3.3 million (NTD 100 million). During the year 2020, the capital injection completed by AIlife were $0.5 million (NTD 15 million). As of December 31, 2021, the capital injections completed by AIlife were $3.8 million (NTD 115 million).

According to the term of the JV Agreement, the Labor Parties shall be entitled of 9,608 preferred stock if the following milestones are met: (a) the registered number of insurance business professional sales of Uniwill is more than 200, (b) the business performance shall reach FYB (first year commission is earned from the insurance company) NTD 5 million or more, and (c) one of two employees of the Labor Parties designated by AIlife shall join Uniwill within 6 months after the paid-in capital of Uniwill increased to NTD100 million (hereinafter refer to the “performance target”). The preferred stock shall provide for (a) the right to receive a distribution of 50% of the net-income of Uniwill, (b) the right to convert such preferred stock into common stock at 1 to 1000 after the date when the registered number of sales reaches 1,000 and FYC reaches NT$250 million, (c) the right to elect directors, (d) the voting rights owned by the Company and the Labor Parties should be 51:49 due to 1,000 voting right per preferred stock, and (e) the number of the preferred stock to the Labor Parties shall be issued along with the proportion when the paid-in capital of Uniwill increases to NTD 400 million once the registered number of sales reaches 1,000. On March 3, 2021, the Labor Parties and AIlife entered into an amendment to the JV agreement (the “Amendment”) and agreed that the final paid-up capital of Uniwill will be NTD 400 million and the paid-up capital of initial stage is NTD100 million. AIlife is obligated to fulfill its NTD 400 million paid-in capital within eight years after the registered number of sales exceeds 1,000 and the cumulative revenue of Uniwill reaches NTD 8.7 billion. If the cumulative revenue of NTD 8.7 cannot be met, AIlife shall contribute the same percentage of such NTD 400 million obligation in accordance with the actual cumulative revenue to NTD 8.7 billion.

On February 10, 2020, the grant date, Uniwill issued a total of 9,608 preferred stock (the “initial preferred stock”) to the Labor Parties for cash and recognized compensation cost when the performance target was achieved. During the fourth quarter of 2020, the Company and the Labor Parties conducted a business projection review and discovered that the sales professional retention rate was not considered in the initial business projection plan. As a result, the fair value of the preferred stock was reevaluated and updated to include the consideration of the sales professional retention rate. The Company determined that each of the initial preferred stock has a value of approximately $102 (NTD 3,070) using the Black-Scholes-Merton option pricing model and restated its interim consolidated financial statements previously filed during the year 2020. Compensation cost of $980,466 was recognized for the initial preferred stock issued.

Each incremental preferred stock (the “incremental preferred stock”) to be issued along with the proportion of the paid-in capital has a value of approximately $16 (NTD 437). Compensation cost of $447,137 was recorded in December 2020 since the Labor Parties are entitled of the incremental preferred stock of 28,823 due to the registered number of sales reached 1,000. For the year ended December 31, 2020, a total of the compensation cost related to the JV agreement was $1,427,603, which was considered as the Labor Parties’ contributions to Uniwill (see Note 17).

The assumptions used and the calculated fair value of the preferred stock on the grant date were as follows:

	Initial preferred stock	Incremental preferred stock
Risk-free interest rate	1.37%	1.50%
Expected equity volatility	30.0%	30.0%
Expected revenue volatility	17.5%	17.5%
Discount rate	18.0%	18.0%
Expected term in years	1.9	7.8
	(a) Sales professionals: 1,000	(a) Sales professionals: 1,000
	(b) Revenue:	(b) Cumulative revenue:
Strike price	NTD 250 million	NTD 8.7 billion

NOTE 15 – PREFERRED STOCK AND COMMON STOCK

PREFERRED STOCK

The Company had 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) issued and outstanding as of December 31, 2021 and 2020. The Series A Stock has the following rights and preferences:

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

Additional preferred stock may be authorized and issued in the future in connection with acquisitions, financings, or other matters, as the Board of Directors deems appropriate. In the event that the Registrant issues any shares of preferred stock, a certificate of designation containing the rights, privileges and limitations of this series of preferred stock will be filed with the Secretary of the State of Delaware. The effect of this preferred stock designation power is that its Board of Directors alone, subject to Federal securities laws, applicable blue sky laws, and Delaware law, may be able to authorize the issuance of preferred stock which could have the effect of delaying, deferring, or preventing a change in control without further action by its stockholders, and may adversely affect the voting and other rights of the holders of its common stock.

COMMON STOCK

As of December 31, 2021 and 2020, the Company had outstanding common stock of 30,286,199 and 29,421,736 shares with amount of $303 and $294, respectively.

On February 13, 2015, the Company and AHFL, a wholly owned subsidiary of the Company, entered into an acquisition agreement with Mr. Chwan Hau Li, the selling shareholder of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of the Company which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”). Accordingly, the acquisition was accounted for as an asset acquisition of Genius Broker, which is an equity investment without readily determinable fair value under the measurement alternative acquired by the Company (Note 7). In addition, pursuant to the acquisition agreement, on the fourth anniversary date of the acquisition, if the guaranteed price per share of Genius Broker is higher than the average price per share of the Company, additional shares of the Company should be issued to Mr. Chwan Hau Li. Such contingent shares issued to Mr. Chwan Hau Li. are accounted for as a contingent liability at inception at the fair value and are further measured at the fair value of contingent liability at each reporting date with the change of fair value recognized in earnings until the contingent liability was settled on August 13, 2021.

On August 13, 2021, the Company and AHFL entered into the Amendment 4 to the acquisition agreement (the “Amendment 4”) with Mr. Chwan Hau Li to settle the contingent shares. Pursuant to the Amendment 4, the Company issued Mr. Chwan Hau Li 864,463 shares of the Company’s common stock on October 15, 2021. The corresponding loss for issuing common stocks to Mr. Chwan Hau Li for the year ended December 31, 2021 were $1,106,513 which was recognized under other expenses.

NOTE 16 – STATUTORY RESERVES

According to Taiwan accounting rules and corporation regulations, the Company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve reaches registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital. As of December 31, 2021 and 2020, the Company had statutory reserves in responding to the regulation requirements in Taiwan in the amount of $11,101,064 and $9,463,903, respectively.

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of net profits, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve due to as the accumulated deficit as of December 31, 2021 and 2020.

Under PRC laws and regulations, there are restrictions on the Company’s VIEs with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of December 31, 2021 and 2020, the Company’s restricted net assets were $12,182,826 and $11,798,471, respectively, which included statutory reserves and consolidated net assets of VIEs. Please refer to Note 25 for additional disclosure for VIEs.

NOTE 17 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of December 31, 2021 and 2020:

	% of Non-			Other	Impact from
	controlling	December 31,	Net Income	Comprehensive	Liquidation of	December 31,
Name of Entity	Interest	2020	(Loss)	Income (Loss)	PA Taiwan	2021
Law Enterprise	34.05%	$(414,957)	$(264,642)	$3,433	$—	$(676,166)
Law Broker	34.05%	25,177,272	5,444,673	394,258	—	31,016,203
Uniwill	50.00%	(421,035)	466,934	2,903	—	48,802
Rays	1.00%	(5,772)	(689)	—	—	(6,461)
PFAL	49.00%	423,978	(63,441)	3,519	—	364,056
MKI	49.00%	(732)	(161,090)	—	(165,297)	(327,119)
PA Taiwan	49.00%	(163,013)	1,102	(3,386)	165,297	—
Total		$24,595,741	$5,422,847	$400,727	$—	$30,419,315

	% of Non-				Other
	controlling	December 31,	Contribution	Net Income	Comprehensive	December 31,
Name of Entity	Interest	2019	/Acquisition	(Loss)	Income	2020
Law Enterprise	34.05%	$(204,964)	$—	$(241,231)	$31,238	$(414,957)
Law Broker	34.05%	19,536,104	—	4,193,314	1,447,854	25,177,272
Uniwill	50.00%	—	1,427,603	(1,918,023)	69,385	(421,035)
Rays	1.00%	—	1,019	(6,791)	—	(5,772)
PFAL	49.00%	351,278	—	71,713	987	423,978
MKI	49.00%	283	—	(1,015)	—	(732)
PA Taiwan	49.00%	(167,531)	—	4,227	291	(163,013)
PTC Nanjing	49.00%	(2,644)	—	1,465	1,179	-
Total		$19,512,526	$1,428,622	$2,103,659	$1,550,934	$24,595,741

NOTE 18 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable and contract liabilities from contracts with customers is as follows:

	December 31,
	2021	2020
Accounts receivable	$26,761,678	$25,346,250
Contract liabilities – current	—	1,119,361

Contract Liabilities – AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or China United. The original term of the Alliance Agreement was from June 1, 2013 to May 31, 2018. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee of approximately $8,326,700 (NTD 250,000,000, including the tax of NTD 11,904,762, the “Execution Fee”), which is to be recorded as revenue upon fulfilling sales targets and the 13-month persistency ratio, as defined, over the next five years. The Execution Fee may be required to be recalculated if certain performance targets are not met by AHFL.

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

On March 15, 2022, AHFL entered into Amendment 4, which, among other things, extended the expiration date of the Alliance Agreement to December 31, 2031. For more information, please refer to Note 26 and the Form 8-K filed on March 18, 2022.

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	04/15/2013 - 09/30/2014	NTD	50,000,000	NTD	27,137,958	(1)	NTD	1,356,898	NTD	20,481,090	(1)	NTD	1,024,054
Second	01/01/2016 - 12/31/2016	NTD	35,000,000	NTD	12,855,000	(2)	NTD	642,750	NTD	20,478,333	(2)	NTD	1,023,917
Third	01/01/2017 - 12/31/2017	NTD	33,000,000	NTD	12,628,201	(3)	NTD	631,410	NTD	18,800,370	(3)	NTD	940,019
Fourth	01/01/2018 - 12/31/2018	NTD	33,000,000	NTD	11,228,600	(4)	NTD	561,429	NTD	20,199,971	(4)	NTD	1,010,000
Fifth	01/01/2019 - 12/31/2019	NTD	33,000,000	NTD	9,481,371	(5)	NTD	474,069	NTD	21,947,200	(5)	NTD	1,097,360
Sixth	01/01/2020 - 12/31/2020	NTD	33,000,000	NTD	12,223,829	(6)	NTD	611,191	NTD	19,204,743	(6)	NTD	960,237
Seventh	01/01/2021 - 12/31/2021	NTD	33,000,000	NTD	—	(7)	NTD	—	NTD	31,428,571	(7)	NTD	1,571,429
TOTAL		NTD	250,000,000	NTD	85,554,959		NTD	4,277,747	NTD	152,540,278		NTD	7,627,016
1)	The revenue recognition for the first contract year is based on the annual first year premium (“AFYP”) set in Alliance Agreement, which is different from other contract years. From the second contract year to the seventh contract year, the revenue calculation is based on VONB. The Company recognized the first contract year’s revenue amount of $892,742 (NTD 27,137,958), net of Value-Added Tax (“VAT”) in 2017 due to uncertainty resolved after Amendment 3 went effective. Besides, on December 3, 2015 and February 23, 2016, the Company refunded the amounts of $160,573 (NTD 4,761,905), net of VAT, and $530,056 (NTD 15,719,185), net of VAT, to AIATW, respectively, due to the portion of performance sales targets not met during the first contract year based on original agreement and earlier amendments.
2)	For the year ended December 31, 2016, the Company recognized the second contract year’s revenue amount of $422,883 (NTD 12,855,000), net of VAT, and refunded the amount of $690,537 (NTD 20,478,333), net of VAT, due to uncertainty resolved after Amendment 3 went effective.

3)	For the year ended December 31, 2017, the Company recognized the third contract year’s revenue amount of $415,423 (NTD 12,628,201), net of VAT, and refund amount of $633,955 (NTD 18,800,370), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
4)	For the year ended December 31, 2018, the Company recognized the fourth contract year’s revenue amount of $372,650 (NTD 11,228,600), net of VAT, and refund amount of $670,389 (NTD 20,199,971), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
5)	For the year ended December 31, 2019, the Company recognized the fifth contract year’s revenue amount of $306,961 (NTD 9,481,371), net of VAT, and refund the amount of $710,545 (NTD 21,947,200), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
6)	For the year ended December 31, 2020, the Company recognized the sixth contract year’s revenue amount of $415,186 (NTD 12,223,829), net of VAT, and refund the amount of $652,294 (NTD 19,204,743), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.
7)	For the year ended December 31, 2021, the Company estimated no revenue will be recognized for the seventh contract year, and refund the amount of $1,125,689 (NTD 31,428,571), net of VAT, for the same contract period based on the calculation of VONB and 13-month persistency.

The Company recognized revenue of nil and $415,186 (NTD 12,223,829), net of VAT, for the years ended December 31, 2021 and 2020 related to this agreement.

As of December 31, 2021 and 2020, the Company had both nil of non-current portion of contract liabilities, respectively, and current contract liabilities of nil and $1,119,361, respectively, related to the Alliance Agreement.

NOTE 19 – LEASE

The Company has operating leases for its offices with lease terms ranging from one to five years. The Company recorded operating lease cost of $4,228,584 and $3,455,588 for the years ended December 31, 2021 and 2020.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2021 and 2020, operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
	2021	2020
Right-of-use assets under operating leases	$6,449,182	$6,524,555
Operating lease liabilities – current	3,059,329	3,043,056
Operating lease liabilities – noncurrent	3,298,089	3,440,343

Lease Term and Discount Rate

	December 31,
	2021		2020
Weighted average remaining lease term
Operating lease	2.31	years	2.64	years
Weighted average discount rate
Operating lease	2.80%		3.15%

Supplemental Cash Flow Information related to Leases

	Years Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$4,260,159	$3,310,015
Amortization of right-of-use assets under operating leases	$3,966,854	$3,009,101

Supplemental Non-cash Information related to Leases

	Years Ended December 31,
	2021	2020
Lease liabilities arising from new right of use assets	$3,891,481	$4,010,991

The minimum future lease payments as of December 31, 2021 are as follows:

Amount
2022	$3,193,004
2023	2,222,633
2024	1,013,184
2025	128,195
2026	12,042
Thereafter	—
Total minimum lease payments	6,569,058
Less: Interest	(211,640)
Present value of future minimum lease payments	$6,357,418

NOTE 20 – INCOME TAX

Provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 consisted of:

	Years Ended December 31,
	2021	2020
Current income provision
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	4,868,429	3,936,977
	$4,868,429	$3,936,977
Deferred income provision (benefit)
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	126,222	(529,109)
	$126,222	$(529,109)

Income tax provision	$4,994,651	$3,407,868

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2021 and 2020 consisted of the following:

	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforwards	$1,639,106	$2,159,332
Accrued bonus to Law Broker’s officer	465,047	386,693
Unrealized foreign currency exchange loss	240,898	255,905
Social security premium	50,828	—
Pension Liabilities	88,037	73,764
Preferred stock-based compensation cost	—	299,887
Others	64,222	5,266
Total	$2,548,138	$3,180,847
Valuation allowance	(1,639,106)	(2,158,957)
Net deferred tax assets - noncurrent	$909,032	$1,021,890

Deferred tax liabilities - noncurrent	$—	$—

Management determined that it was unlikely that the Company’s deferred tax assets from the net operating loss in the PRC and U.S. Company would be realized and provided a full valuation allowance against the deferred tax assets. In the PRC, the net operating losses generated in a tax year can be carryforward for five years. And in Taiwan, the net operating losses generated in a tax year can be carryforward for ten years. The 2017 Tax Act allows the net operating losses generated after December 31, 2017 to be carryforward indefinitely, whereas the operating losses generated in tax years prior to December 31, 2017 can only be carryforward for twenty years.

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
U.S. statutory rate	21%	21%
Tax rate difference	(2)%	(1)%
Loss in subsidiaries	7%	21%
Income tax on undistributed earnings	4%	8%
Reversal of deferred tax assets not previously recognized	—%	1%
Withholding tax	—%	5%
Other	—%	(2)%
Effective tax rate	30%	53%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and subject to a statutory tax rate on income reported in the statutory financial statements at 20% and a tax on undistributed earnings at 5%. The Company had no plan to distribute earnings earned for the years ended December 2021 and 2020, and the tax on undistributed earnings on entities in Taiwan of 5% was estimated. During the year 2020, the Company received an assessment letter from National Taxation Bureau of Taiwan, which requires the Company to remit a supplementary tax payment of $281,605 related to a withholding tax matters, and the amount was fully paid in September 2020. The Company recognized interest and penalties of approximately $145,000, in general and administrative expenses for the year ended December 31, 2020. As of December 31, 2021 and 2020, the Company had current tax payable of $3,703,412 and $2,978,618 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities in the PRC are governed by the Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. WFOE and the CAE had no income tax expenses for the years ended December 31, 2021 and 2020 due to the loss positions.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law and subject to two-tiered profits tax regime. The first HK$2 million assessable profits is taxed at 8.25% and any assessable profits over HK$2 million is taxed at 16.25%. As of December 31, 2021 and 2020, the Company had current tax payable of $9,756 and $13,613 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, we recorded the one-time transition tax $1,199,195 in eight annual installments for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of December 31, 2021, and 2020, the Company had current tax payable of $179,879 and $153,787 and noncurrent tax payable of $539,636 and 719,515 for U.S. one-time transition tax.

The 2017 Tax Act also creates a new requirement that certain income (i.e., GILTI) earned by controlled foreign corporations (“CFCs”) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s net CFC tested income over the net deemed tangible income return, which is currently defined as the excess of (a) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (b) the amount of certain interest expense taken into account in the determination of net CFC-tested income. For the year ended December 31, 2021 and 2020, the Company did not have any GILTI tax obligation.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act"), P.L. 116-136, was passed into law, amending portions of certain relevant U.S. tax laws. The CARES Act includes a number of federal income tax law changes, including, but not limited to: (a) permitting net operating loss carrybacks to offset 100% of taxable income for taxable years beginning before 2021, (b) accelerating alternative minimum tax credit refunds, (c) temporarily increasing the allowable business interest deduction from 30% to 50% of adjusted taxable income, and (d) providing a technical correction for depreciation related to qualified improvement property. The Company does not believe that the CARES Act will have a material impact on the Company's consolidated financial statements.

The Company files income tax returns in the U.S. federal and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, Taiwan, and the PRC income tax examinations by tax authorities for years before 2017, 2016, and 2011, respectively. For the year ended December 31, 2021 and 2020, the Company did not have any unrecognized tax benefits. It is difficult to predict the final timing and resolution of any particular uncertain tax position. Based on the Company’s assessment of many factors, including past experience and complex judgments about future events, the Company did not anticipate significant changes in its uncertain tax positions over the next 12 months.

NOTE 21 – RELATED PARTY TRANSACTIONS

Due to Related Parties

Due to related parties consisted of the following as of December 31, 2021 and 2020:

	December 31,
	2021	2020
Due to Ms. Lu (A shareholder of Anhou)	$41,311	$78,541
Others	9,220	15,506
Total	$50,531	$94,047

Due to Ms. Lu

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

Due to bonus to officer, please refer to Note 11; and due to AHFL previous shareholders, please refer to Note 12.

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2021 and 2020 were $238,919 and $237,111, respectively.

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors; and (vi) assist Anhou’s development strategy and monitor its operations. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2021 and 2020 were $63,085 and $61,137, respectively.

There was no other material related party transactions other than disclosed above.

NOTE 22 – COMMITMENTS AND CONTINGENCIES

Contingencies

The Company is not currently a party to any material legal proceedings, investigation or claims. However, the Company may, from time to time, be involved in legal matters arising in the ordinary course of its business. While the Company is not presently subject to any material legal proceedings, there can be no assurance that such matters will not arise in the future or that any such matters in which the Company is involved, or which may arise in the ordinary course of the Company’s business, will not at some point proceed to litigation or that such litigation will not have a material adverse effect on the business, financial condition or results of operations of the Company.

Operating Leases

See future minimum annual lease payments in Note 19.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral for short-term loans in Note 10.

Appointment Agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she serves as the president of Law Broker from December 21, 2018 to December 20, 2021. Law Broker will extend Ms. Lee’s appointment agreement until the next board of directors meeting to discuss it. Ms. Lee’s primary responsibilities include 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the agreement, Ms. Lee’s compensation plan include: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the years ended December 31, 2021 and 2020, the Company has recorded the compensation expense of $258,200 and $200,558 under the appointment agreement, respectively.

Engagement Agreement

On December 23, 2021, Law Broker entered into a new engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which, she serves as the general manager of Law Broker from December 23, 2021 to December 22, 2024. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans include: 1) execution, 2) long-term service fees and 3) non-competition. The payment of such bonuses will only occur upon satisfaction of certain condition and subject to the terms in the engagement agreement. Ms. Chao acts as the general manager or equivalent position of Law Broker for a term of at least three years. For the years ended December 31, 2021 and 2020, the Company has recorded the performance bonus expense of $494,213 and $718,495 under the engagement agreement, respectively.

NOTE 23 – FAIR VALUE MEASUREMENTS

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2021 and 2020:

	December 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Long-term investments:
REITs	$1,261,482	—	—	$1,261,482
Total assets measured at fair value	$1,261,482	$—	$—	$1,261,482

	December 31, 2020
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable securities:
Stock mutual funds	$1,272,573	$—	$—	$1,272,573
Long-term investments:
Government bonds held for available-for-sale	—	107,096	—	107,096
REITs	1,359,100	—	—	1,359,100
Total assets measured at fair value	$2,631,673	$107,096	$—	$2,738,769

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash equivalents, time deposits, and restricted cash equivalents approximate fair value due to the short-term duration of those instruments, which are considered level 2 fair value measurement.

Marketable securities and long-term investments in REITs – The fair values of mutual funds and REITs were valued based on quoted market prices in active markets.

Government bonds – The fair value of government bonds is valued based on theoretical bond price in the Taipei Exchange.

NOTE 24 – SEGMENT REPORTING

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

The geographical distributions of the Company’s financial information for the years ended December 31, 2021 and 2020 were as follows:

	Years Ended December 31,
Geographic Areas	2021	2020

Revenue
Taiwan	$128,550,812	$119,143,726
PRC	5,691,835	6,426,670
Hong Kong	35,014	315,973
Elimination adjustment	(2,914,486)	(1,619,297)
Total revenue	$131,363,175	$124,267,072

Income (loss) from operations
Taiwan	$16,922,939	$5,124,493
PRC	(1,109,110)	(145,748)
Hong Kong	(124,185)	129,063
Elimination adjustment	1,043,411	1,282,824
Total income from operations	$16,733,055	$6,390,632

Non operating income/(expense)
Taiwan	$587,890	$1,637,603
PRC	(86,122)	(383,291)
Hong Kong	3,679	(4,178)
Elimination adjustment	(590,883)	(1,199,126)
Total non-operating income/(expense)	$(85,436)	$51,008

Net income
Taiwan	$12,464,221	$3,321,374
PRC	(1,133,760)	(516,589)
Hong Kong	(129,471)	146,353
Elimination adjustment	451,978	82,634
Total net income	$11,652,968	$3,033,772

The geographical distribution of the Company’s financial information as of December 31, 2021 and 2020 were as follows:

	December 31,
	2021	2020
Geographical Areas
Long-lived assets
Taiwan	$6,784,644	$7,259,108
PRC	1,727,911	1,639,933
Hong Kong	1,287	1,664
Elimination adjustment	(2,905)	(2,905)
Total long-lived assets	$8,510,937	$8,897,800

Reportable assets
Taiwan	$195,981,770	$171,037,252
PRC	12,326,308	13,149,306
Hong Kong	756,692	915,628
Elimination adjustment	(81,283,249)	(77,373,957)
Total reportable assets	$127,781,521	$107,728,229

Capital investment (CAPEX cash flows)
Taiwan	$595,591	$1,522,189
PRC	79,203	87,903
Hong Kong	154	1,576
Elimination adjustment	-	-
Total capital investments	$674,948	$1,611,668

NOTE 25 –VARIABLE INTEREST ENTITIES

The carrying amounts of the assets, liabilities and the results of operations of the VIE and its subsidiaries (i.e., Zhengzhou Zhonglia Hengfu Business Consulting Co., Limited and its subsidiaries) included in the Company’s consolidated balance sheets and statements of comprehensive loss after the elimination of intercompany balances and transactions among VIEs and their subsidiaries within the Company are as follows:

	December 31,
(Amount in USD)	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$1,001,974	$1,934,125
Accounts receivable and notes receivable	455,884	567,327
Other current assets	120,113	149,376
Total current assets	1,577,971	2,650,828

Right-of-use assets under operating leases	1,528,856	1,464,185
Property and equipment, net	199,056	175,748
Prepaid expenses - Intangible assets	9,377	22,904
Long-term investments	47,179	—
Restricted cash – noncurrent	72,870	52,921
Registered capital deposits	1,100,842	1,072,361
Deferred tax assets	74,709	12,036
Other assets	83,951	63,956
TOTAL ASSETS	$4,694,811	$5,514,939

LIABILITIES
Current liabilities
Commissions payable to sales professionals	$210,198	$274,069
Other current liabilities	1,117,738	766,985
Due to related parties - Ms. Lu (the shareholder of Law Anhou)	41,311	78,541
Total current liabilities	1,369,247	1,119,595

Operating lease liabilities - noncurrent	908,971	1,004,178
TOTAL LIABILITIES	$2,278,218	$2,123,773

	Years ended
	December 31,
(Amount in USD)	2021	2020
Revenue	$5,691,835	$6,426,670
Net loss	(1,030,082)	(82,278)
Net cash provided by (used in) operating activities	(805,285)	288,374
Net cash used in investing activities	(125,572)	(87,683)
Net cash used in financing activities	(38,760)	(306,371)

The VIEs contributed $5,691,835 and $6,426,670 of the Company’s consolidated revenue for the years ended December 31, 2021 and 2020, respectively, after elimination of inter-company transactions.

As of December 31, 2021, there was no pledge or collateralization of the VIEs’ assets that can only be used to settle obligations of the VIEs, other than the share pledge agreements, restricted cash and registered capital deposits as described in Notes 1, 2 and 8. Other than the amounts due to the Company and its non-VIE subsidiaries (which are eliminated upon consolidation), the creditors of the VIEs’ third-party liabilities did not have recourse to the general credit of the Company in normal course of business. The Company did not provide or intend to provide financial or other supports not previously contractually required to the VIEs during the years presented.

NOTE 26 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statement except for those have disclosed in other notes and the followings:

On January 31, 2022, GIC entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), whereby GIC sold and transferred its 100% equity in JIB to AIlife.

On February 25, 2022, Law Anhou Insurance Agency Co., Ltd. (“Law Anhou”), a contract controlled entity of China United Insurance Service, Inc. entered into a Share Purchase Agreement with Jiangsu Law and third-party buyers, pursuant to which Law Anhou shall sell and transfer 100% of its equity ownership in Jiangsu Law Insurance Brokerage Co., Ltd., a wholly owned subsidiary of Law Anhou to the following buyers: Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsourcing Co., Ltd. The total assets and revenue of Jiangsu Law are 0.61% and 0.47% respectively which are immaterial to the Company’s consolidated financial statements.

An English translation of the Share Purchase Agreement is included as Exhibit 10.5 to this annual report and a Form 8-K filed on March 3, 2022.

On March 15, 2022, Action Holdings Financial Limited (“AFHL”), a wholly-owned British Virgin Islands subsidiary of China United Insurance Service, Inc. entered into an Amendment 4 to Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”) to further revise certain provisions in the Alliance Agreement and the previous amendments to the Alliance Agreement entered into by and between AFHL and AIATW. Amendment 4 provides that AIATW shall pay the strategic alliance business promotion fee of NTD 50,000,000; however, during 10 years AHFL shall be required to return certain portions of or all of the business promotion fees within thirty (30) days of receipt of notice provided by AIATW if AFHL fails to meet certain goals set in Table 2 and Table 3 of Amendment 4. The primary factor under formula one focuses on the annual and/or accumulated achievement rate(s), while the primary factor under formula two focuses on the 13-month persistency ratio(s), among others.

An English translation of Amendment 4 is included as Exhibit 10.6 to this annual report and a Form 8-K filed on March, 18, 2022.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2021, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2021, as described below.

(1)	The Company has not established an effective entity-level controls to ensure the compliance and application with the SEC regulations. This deficiency led to that the SEC filed a complaint against the Company in December 2018, resulting in reputational damages and risk to the Company.
(2)	The Company lacks qualified technical resources in place to properly evaluate significant and complex transactions in accordance with Accounting Principles Generally Accepted in the United States of America (“U.S. GAAP”) such as contingent considerations associated with a purchase acquisition agreement.

The material weaknesses described above could result in material misstatements of the annual or interim consolidated financial statements that would not be prevented or detected.

This annual report does not include an attestation report of our Company's registered public accounting firm regarding internal control over financial reporting.

Management’s Remediation Plan Concerning Internal Control Over Financial Reporting

During the year 2020, we established an independent team to assess and monitor the quality of the Company’s internal control in accordance with Internal Control-Integrated Framework (2013). To continue working on the remediation of the material weakness, we performed the following activities to enhance the awareness and emphasis the importance of internal control over financial reporting.

(1)	Hold training courses for all finance team members on regular basis to enhance the concept and importance regarding the Internal Control framework.
(2)	Review the internal control polices and relevant documentations to redefine the workflows and control points and establish a supervision framework to improve the effectiveness of internal control.
(3)	Hold meetings across related departments, including engage specialist to get involved to ensure all essential information has been fully communicated before the Company enter into any significant and complex transactions.
(4)	Input more resources to make sure the Company has the capability to properly evaluate significant and complex transactions in accordance with U.S. GAAP

Until the remediation steps set forth above, including the efforts to implement the necessary control activities, are fully implemented and concluded to be operating effectively, the material weaknesses described above will continue to exist.

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

The following sets forth the biographical information of the Directors as of December 31, 2021:

Name	Age	Position with the Company
Series A Director
Yi Hsiao Mao	64	Director and Chief Executive Officer

Common Stock Directors
Fu Chang Li	67	Director
Chwan Hau Li	63	Director
Chih Yuan Lu	50	Independent Director
Shu Yuan Sun	58	Independent Director
Chun Hui Yang	34	Independent Director
Tse Hsun Niu	54	Independent Director

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

Shu Yuan Sun, Independent Director

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

Our Executive Officers

Name	Age	Principal Position
Yi Hsiao Mao[1]	64	Chief Executive Officer
Yung Chi Chuang	50	Former Chief Financial Officer
Mei-Kuan (Joyce) Yeh	52	Chief Financial Officer

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

Board Attendance

The Board of Directors held 6 meetings during the fiscal year ended December 31, 2021. Mr. Yi Hsiao Mao, Mr. Fu Chang Li, Mr. Chwan Hau Li, Mr. Chi Yuan Lu, Ms. Shu Yuan Sun, Ms. Chun Hui Yang and Mr. Tse Hsun Niu attended all of regularly-scheduled and special meetings of the Board of Directors and the committees on which each of them served.

Board Committees

The Board of Directors has established three standing committees: (i) Audit Committee, (ii) Compensation Committee, and (iii) Nominating and Corporate Governance Committee.

Audit Committee

The Audit Committee consisted of Mr. Chih Yuan Lu, Ms. Chun Hui Yang and Ms. Shu Yuan Sun. All members of the Audit Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market. Mr. Chi Yuan Lu qualifies as the audit committee’s financial expert as defined under applicable SEC rules. The Board of Directors was satisfied that the current members of the Audit Committee are competent in financial matters and have recent and relevant experience. The Audit Committee currently operates under a written charter, which has been approved and adopted by the Board of Directors.

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

During the fiscal year ended December 31, 2021, the Audit Committee met in person or by telephone, or acted by unanimous written consent, 5 times.

Compensation Committee

The Compensation Committee comprised of Mr. Chih Yuan Lu, Ms. Shu Yuan Sun. All members of the Compensation Committee satisfy the independence requirements set forth under the applicable rules of the NASDAQ Stock Market and qualify as non-employee directors within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended. The Compensation Committee operates under a written charter, which has been approved and adopted by the Board of Directors.

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

The Compensation Committee met in person one time by unanimous written consent during the fiscal year ended December 31, 2021.

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

The Nominating and Corporate Governance Committee met in person one time by unanimous written consent during the fiscal year ended December 31, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION.

Executive Summary

Our Chief Executive Officer, Mr. Yi Hsiao Mao, has not received any form of compensation from the corporate group level since he assumed the roles of the Company’s executive officers; rather, he has been compensated on the subsidiary level for managerial services rendered to the Company’s subsidiary in Taiwan whereby Mr. Mao has served as the consultant of Law Broker.

Nevertheless, the Company is fully aware of the importance of maintaining effective Committee operations. Our Compensation Committee is thus planning to design and implement a compensation program that includes performance goals and objectives for executive officers, as well as guidelines in evaluating the performance of the executive officers in light of such performance goals and objectives.

Detailed Discussion and Analysis

This Compensation Discussion and Analysis (“CD&A”) describes the material elements of compensation paid to the named executive officers (the “NEOs”) during the year of 2021. Following this discussion is a summary compensation table containing specific data about the compensation earned by or granted to the following NEOs in 2021:

Name	Principal Position
Yi Hsiao Mao	Director and Chief Executive Officer

Mei-Kuan (Joyce) Yeh	Chief Financial Officer

Elements of Executive Compensation for Fiscal Year 2021

Mr. Yi Hsiao Mao has been paid through our subsidiaries for his managerial services rendered to us. Mr. Mao has served as the consultant of Law Broker. Law Broker is our Company’s subsidiary in Taiwan. Other than the compensation received from our Company’s subsidiary, as of December 31, 2021, he had not received bonus, stock awards, non-equity incentive plan compensation, nonqualified deferred compensation earnings, or any other form of compensation since being named the executive officers of our Company. Ms. Mei-Kuan (Joyce) Yeh received her compensation as the CFO of the Company and she did not hold any position in any of the Company’s subsidiaries during the fiscal year ended December 31, 2021.

Summary Compensation Table

The following table sets forth information concerning the compensation earned during the fiscal years ended December 31, 2021 and 2020 by our named executive officers.

							Non-
							Equity	Nonqualified
							Incentive	Deferred	All
Name and					Stock	Option	Plan	Compensation	Other
principal	Fiscal	Salary		Bonus	Awards	Awards	Compensation	Earnings	Compensation
position	Year	($)		($)	($)	($)	($)	($)	($)	Total ($)
Yi Hsiao Mao
Director and	2021	338,519	(1)	—	—	—	—	—	—	338,519
Chief Executive Officer	2020	361,076		—	—	—	—	—	—	361,076

Yung Chi Chuang	2020	71,609	(2)	—	—	—	—	—	—	71,609
Former Chief Financial Officer

Mei-Kuan (Joyce) Yeh	2021	92,369	(3)	—	—	—	—	—	—	92,369
Chief Financial Officer	2020	22,459		—	—	—	—	—	—	22,459

(1)	The salary consists of $99,600, which was paid to Mr. Mao for his service as the president of China United, and the remaining amount of $238,919 which was paid to Mr. Mao for his service as the consultant of Law Broker for the provision of consultation, training and promotion to Law Broker in the fiscal year ended December 31, 2021.
(2)	As the CFO in 2020, the salary in the amount of $71,609 was paid to Ms. Chuang for her service as the supervisor of the financial department of Law Broker. She resigned as the CFO of the Company on August 10, 2020 and transferred to other subsidiary as senior manager from April 27, 2021.
(3)	The salary in the amount of $92,369 was paid to Ms. Yeh for her service as the supervisor of the financial department of the Company.

The above table identifies the amounts of compensation received by the named officers directly from us and our subsidiaries. Ms. Yeh was appointed to the CFO position on August 10, 2020.

Outstanding Equity Awards At Fiscal Year End

We currently do not have any outstanding equity awards as of the date of this report.

On May 12, 2017, our 2017 Long Term Incentive Plan was approved by the shareholders at the 2017 Annual Meeting of Shareholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan, provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the our management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or pay-out of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2021.

Potential Payments Upon Termination or Change in Control

None.

Compensation of Directors

Our directors do not currently receive any compensation for their services as directors of our Company. Set forth below is the compensation paid to each of our directors during the fiscal year ended December 31, 2021 for compensation not related to their role as Directors. Total compensation for Mr. Mao for services as our Chief Executive Officer is presented in “Summary Compensation Table” section.

	Fees
	Earned or
	Paid	All Other
	in Cash	Compensation
Name	($)(1)	($)		Total ($)
Fu Chang Li	—	63,085	(2)	63,085
Chwan Hau Li	—	—		—
Chih Yuan Lu	3,582	—		3,582
Chun Hui Yang	3,582	—		3,582
Tse Hsun Niu	3,582	—		3,582
Shu Yuan Sun	3,582	—		3,582
Yi Hsiao Mao	—	—		—
(1)	Travel stipends to Independent Directors for attending in-person Board and Committee meetings for the fiscal year ended December 31, 2021.

(2)	The compensation paid to Fu Chang Li since he has worked as a consultant of the Company in the fiscal year ended December 31, 2021.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of April 7, 2022, concerning, except as indicated by the footnotes below:

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

Applicable percentage ownership is based on 30,286,199 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at April 7, 2022. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Common		Preferred	Total
			Stock	Beneficially	Stock	Voting
	Common		Percentage	Series A	Percentage	Power
Name	Shares		(%)	Shares	(%)	(%) (1)
Executive Officers and Directors
Yi Hsiao Mao	4,640,234	(2)	15.32	1,000,000	100	36.34
Fu Chang Li	800,000		2.64	—	—	1.99
Chwan Hau Li	2,216,629		7.32	—	—	5.50
Chih Yuan Lu	—		—	—	—	—
Shu Yuan Sun	—		—	—	—	—
Chun Hui Yang	—		—	—	—	—
Tse Hsun Niu	—		—	—	—	—
Mei Kuan Yeh	—		—	—	—	—
All executive officers and Directors as a group (eight persons)	7,656,863		25.28	1,000,000	100	43.83
Other 5% Beneficial Owners
Pi Hui Chang	2,520,000		8.32	—	—	6.26

(1)	Percentage of total voting power represents voting power with respect to all shares of our outstanding securities, including common stock and Series A Preferred Stock, voting together as a single class. Each holder of common stock is entitled to one vote per share of common stock and each holder of Series A Preferred Stock is entitled to ten votes per share of Series A Preferred Stock on all matters submitted to our shareholders for a vote.
(2)	Includes 200,000 shares of common stock held by Shu Fen Lee, Yi Hsiao Mao’s spouse, 200,000 shares of common stock held by Li Chieh Mao, Yi Hsiao Mao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International Co., Ltd. Yi Hsiao Mao, Shu Fen Lee and Li Chieh Mao hold 22.4%, 63.2% and 14.4% shares of U-Li Investment Consulting Enterprise Co., Ltd., respectively. U-Link International Co., Ltd. is solely owned by Shu Fen Lee.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consultant Agreements with Mr. Yi Hsiao Mao and Mr. Fu Chang Li

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2021 is $238,919.

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan as requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors; and (vi) assist Anhou’s development strategy and monitor its operations. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2021 is approximately $63,085.

Due to related parties

Due to related parties consisted of the following as of December 31, 2021 and 2020:

	December 31,	December 31,
	2021	2020
Due to Ms. Lu (A shareholder of Anhou)	$41,311	$78,541
Others	9,220	15,506
Total	$50,531	$94,047

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and 2020 by Macias Gini O’Connell LLP:

	Fiscal Year 2021	Fiscal Year 2020
Audit fees(1)	$184,315	$340,000
Audit-related fees(2)	2,875	—
Tax fees	—	—
All other fees	—	—
Total	$187,190	$340,000
(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.
(2)	Audit-related fees consisted of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.”

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2021 and 2020 by UHY LLP:

	Fiscal Year 2021	Fiscal Year 2020
Audit fees(1)	$230,000	—
Audit-related fees	—	—
Tax fees	—	—
All other fees(2)	5,250	—
Total	$235,250	$—
(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.
(2)	All other fees consisted of fees billed for other administration fees not related to the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee has approved the audit service performed by UHY LLP and Macias Gini O’Connell LLP for our consolidated financial statements as of December 31, 2021 and 2020.

Policy on Audit Committee Pre-Approval of Audit and Permitted Non-Audit Services of Independent Auditors

The Audit Committee has determined that all services provided by UHY LLP and Macias Gini O’Connell LLP to date were compatible with maintaining the independence of such audit firm. The charter of the Audit Committee requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the Company by our independent registered public accounting firms, subject to any exception permitted by law or regulation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index of Financial Statements:
(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b)	Index of Exhibits:
Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 8-K filed with the SEC on July 3, 2012).

3.3	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 17, 2021).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the annual report on Form 10-K filed with the SEC on March 20, 2020).

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

10.3

A translation copy of the Amendment to the JV Agreement dated March 3, 2021 by and among AIlife International Investment Co., Ltd. (formerly known as “Ilife International Investment Co., Ltd.”), Cyun-Jhan Enterprise Co., Ltd. and Jian-Zao International Industrial Co., Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 9, 2021)

10.4

The CFO Engagement Agreement by and between the Company and Mei-Kuan (Joyce) Yeh, dated August 10, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 12, 2020)

10.5

Share Purchase Agreement (the English Translation) dated February 25, 2022 by and among, Law Anhou Insurance Agency Co., Ltd., Jiangsu Law Insurance Brokerage Co., Ltd., Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsocuring Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Form 8-K filed with the SEC on March 3, 2022).

10.6

Translation of Amendment 4 to the Strategic Alliance Agreement between Action Holdings Financial Limited and AIA International Limited Taiwan Branch dated March 15, 2022 (incorporated by reference to the current report on Form 8-K filed with the SEC on March 18, 2022).

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

CHINA UNITED INSURANCE SERVICE, INC.

Dated: April 7, 2022	By:	/s/ Yi-Hsiao Mao
Yi-Hsiao Mao
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi-Hsiao Mao	Chief Executive Officer and Director	April 7, 2022
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Mei-Kuan (Joyce) Yeh	Chief Financial Officer	April 7, 2022
Mei-Kuan (Joyce) Yeh	(Principal Financial Officer)

/s/ Fu Chang Li	Director	April 7, 2022
Fu Chang Li

/s/ Chwan Hau Li	Director	April 7, 2022
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	April 7, 2022
Chih Yuan Lu

/s/ Shu-Yuan Sun	Independent Director	April 7, 2022
Shu-Yuan Sun

/s/ Chun Hui Yang	Independent Director	April 7, 2022
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	April 7, 2022
Tse Hsun Niu