Form 10-Q
period 2022-03-31
China United Insurance Service, Inc.
filed 2022-05-16
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of March 31, 2022, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amount in USD)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$20,595,428	$18,234,350
Time deposits	68,935,263	64,299,176
Accounts receivable	18,315,305	26,761,678
Contract assets	457,917	—
Marketable securities	832,990	—
Other current assets	1,173,425	1,207,496
Total current assets	110,310,328	110,502,700

Right-of-use assets under operating leases	6,594,686	6,449,182
Property and equipment, net	1,823,211	2,061,755
Intangible assets, net	359,759	333,118
Long-term investments	2,594,564	2,696,812
Restricted cash – noncurrent	13,650	88,282
Deferred tax assets	698,750	909,032
Other assets	4,733,347	4,740,640
TOTAL ASSETS	$127,128,295	$127,781,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$9,840,217	$14,003,541
Short-term loans	19,589,013	18,835,932
Income tax payable - current	5,087,907	3,893,047
Operating lease liabilities - current	3,312,917	3,059,329
Due to related parties	36,844	50,531
Other current liabilities	13,826,954	13,997,603
Total current liabilities	51,693,852	53,839,983

Income tax payable - noncurrent	539,636	539,636
Operating lease liabilities - noncurrent	3,250,652	3,298,089
Net defined benefit liabilities - noncurrent	376,522	389,198
Other liabilities	524,109	541,754
TOTAL LIABILITIES	56,384,771	58,608,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 30,286,199 issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	303	303
Additional paid-in capital	9,296,953	9,296,953
Statutory reserves	11,101,064	11,101,064
Retained earnings	16,635,245	13,690,368
Accumulated other comprehensive income	2,593,189	4,664,848
Total stockholders’ equity attributable to China United’s shareholders	39,626,764	38,753,546
Noncontrolling interests	31,116,760	30,419,315
TOTAL STOCKHOLDERS’ EQUITY	70,743,524	69,172,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,128,295	$127,781,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
(Amount in USD)	2022	2021
Revenue	$30,980,523	$30,530,117
Cost of revenue	19,009,519	18,973,432

Gross profit	11,971,004	11,556,685

Operating expenses:
Selling	684,150	579,777
General and administrative	5,973,039	6,090,254
Total operating expense	6,657,189	6,670,031

Income from operations	5,313,815	4,886,654

Other income (expenses):
Interest income	104,977	83,998
Interest expenses	(52,335)	(42,470)
Foreign currency exchange gains	737,550	328,466
Other - net	162,048	178,940
Total other income, net	952,240	548,934

Income before income taxes	6,266,055	5,435,588
Income tax expense	(1,581,897)	(1,398,806)

Net income	4,684,158	4,036,782
Less: net income attributable to noncontrolling interests	(1,739,281)	(1,626,396)
Net income attributable to China United’s shareholders	2,944,877	2,410,386

Other comprehensive items, net of tax:
Foreign currency translation loss	(3,113,495)	(1,191,299)
Other	—	364
Total other comprehensive loss	(3,113,495)	(1,190,935)

Comprehensive income	1,570,663	2,845,847
Less: comprehensive income attributable to noncontrolling interests	(697,445)	(1,263,321)

Comprehensive income attributable to China United’s shareholders	$873,218	$1,582,526

Weighted average shares outstanding:
Basic and diluted	30,286,199	29,421,736

Earnings per share attributable to common stockholders of China United:
Basic and diluted	$0.094	$0.079

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2021	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$4,664,848	$13,690,368	$38,753,546	$30,419,315	$69,172,861

Foreign currency translation loss	—	—	—	—	—	—	(2,071,659)	—	(2,071,659)	(1,041,836)	(3,113,495)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	2,944,877	2,944,877	1,739,281	4,684,158

Balance March 31, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$2,593,189	$16,635,245	$39,626,764	$31,116,760	$70,743,524

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Foreign currency translation loss	—	—	—	—	—	—	(828,100)	—	(828,100)	(363,199)	(1,191,299)
Other comprehensive income	—	—	—	—	—	—	240	—	240	124	364
Net income	—	—	—	—	—	—	—	2,410,386	2,410,386	1,626,396	4,036,782

Balance March 31, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,061,569	$11,507,794	$32,224,019	$25,859,062	$58,083,081

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in USD)	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$4,684,158	$4,036,782
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	286,049	301,618
Amortization of right-of-use assets	951,111	877,022
Amortization of bond premium	—	58
Gain on sales of financial assets	—	(140,913)
Loss on valuation of financial assets	11,177	150,992
Loss on disposals of equipment	4,368	77
Deferred income tax	41,730	80,710
Unrealized foreign currency exchange (gains)	(228,109)	—
Net changes in operating assets and liabilities:
Accounts receivable	7,774,338	6,353,128
Contract assets	(468,333)	(98,867)
Other current assets	(107,500)	33,244
Other assets	112,257	(58,712)
Commission payable to sales professionals	(3,799,212)	(2,154,109)
Income tax payable	1,327,928	1,171,156
Other current liabilities	(1,758,352)	(2,746,985)
Other liabilities	—	(217,259)
Lease liabilities	(1,232,314)	(1,142,714)
Net cash provided by operating activities	7,599,296	6,445,228

Cash flows from investing activities:
Purchases of marketable securities	(846,673)	—
Purchases of time deposits	(23,217,843)	(23,561,920)
Proceeds from maturities of time deposits	16,562,521	22,403,564
Proceeds from receipts in advance of disposal of a subsidiary	2,316,652	—
Proceeds from sales of marketable securities	—	1,424,798
Purchase of equipment	(69,500)	(57,520)
Purchase of intangible assets	(76,637)	(9,780)
Net cash (used in) provided by investing activities	(5,331,480)	199,142

Cash flows from financing activities:
Proceeds from short-term loans	6,488,087	6,324,770
Repayment of short-term loans	(5,423,529)	(4,140,000)
Repayment of related party borrowings	(9,789)	(13,627)
Net cash provided by financing activities	1,054,769	2,171,143

Foreign currency translation	(1,036,139)	(443,188)
Net increase in cash, cash equivalents and restricted cash	2,286,446	8,372,325

Cash, cash equivalents and restricted cash, beginning balance	18,322,632	9,129,828
Cash, cash equivalents and restricted cash, ending balance	$20,609,078	$17,502,153

SUPPLEMENTARY DISCLOSURE:
Interest paid	$52,490	$40,886
Income tax paid	$—	$—
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$1,096,615	$635,360

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amount in USD)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United” or “CUII”), its subsidiaries and variable-interest entity and its subsidiaries (collectively referred to herein as the “Company”) primarily engage in insurance brokerage and insurance agency services. The Company markets and sells to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through aggregating them into three geographic operating segments, Taiwan, the PRC, and Hong Kong. The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTCQB.

The corporate structure as of March 31, 2022 is as follows:

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
100%
Law Insurance Broker Co., Limited ("Law Broker") (Taiwan Company)
Genius Investment Co., Limited ("GIC") (Taiwan Company)
Uniwill Insurance Broker Co., Ltd. ("Uniwill") (Taiwan Company)
99%
100%
Max Key Investments Limited ("MKI") (BVI Company)
Rays Technology Corporation ("Rays") (Taiwan Company)
Joint Insurance Broker Co., Limited ("JIB") (Taiwan Company)
Entities outside China
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WOFE)
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")
100%
Jiangsu Law Insurance Brokers Co., Limited ("Jiangsu")

On January 31, 2022, Genius Investment Consultant Co., Ltd (“GIC”), a subsidiary entity of CUII entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC sold and transferred to AIlife 100% of its equity ownership in Joint Insurance Broker Co., Ltd. (“JIB”), a former wholly-owned subsidiary of GIC, resulting in AIlife owning 100% equity interest in JIB. Such exchange of equity interests between CUII’s subsidiaries are under common control of the Company and therefore, they were accounted for at the carrying amount of the equity interests transferred and there was no impact on consolidated financial statements as of and for the three months ended March 31, 2022.

On February 25, 2022, Law Anhou Insurance Agency Co., Ltd. (“Law Anhou”), a contractually controlled entity of CUII entered into a Share Purchase Agreement with Jiangsu Law Insurance Brokerage Co., Ltd. (“Jiangsu Law”) and third-party buyers, pursuant to which Law Anhou shall sell and transfer 100% of its equity ownership in Jiangsu Law, a wholly owned subsidiary of Law Anhou to the following buyers: Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsourcing Co., Ltd. Due to delays in the registration of shareholder change caused by the COVID-19, the control of Jiangsu Law has not been transferred as of March 31, 2022. Law Anhou has received the first installment of the contract $2,317,971 (RMB 14.7 million) which was recorded under other current liabilities as of March 31, 2022. The total assets as of March 31, 2022 and revenue from Jiangsu Law for the three months ended March 31, 2022 were 0.67% and 0.72%, respectively, which were immaterial to the Company’s consolidated financial statements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of China United, its subsidiaries and variable interest entity and its subsidiaries as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income and the cash flow statements operating activities as previously reported.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2021, which were included in the Company’s 2021 Annual Report on Form 10-K (“2021 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2021, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

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

As a result of the Second VIE Agreements, WFOE is considered the primary beneficiary of Anhou and has effective control over Anhou. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries (collectively, the “Consolidated Affiliated Entities” or the “CAE”) are consolidated from the earliest period presented. The Company reviews the VIE’s status on an annual basis and determine if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; and (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses. For the three months ended March 31, 2022 and 2021, no event taken place that would change the Company’s primary beneficiary status.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of March 31, 2022 and December 31, 2021.

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

For the first year commission (FYC), the Company recognizes the revenue when the individuals’ policies are effective. The Company makes the estimation amount to be entitled for annual performance and operating bonus which is based on the FYC. The Company makes an estimation on performance and operation bonus which are based on the accumulated FYC on quarterly basis, and make reconciliation between actual and estimation amount on annual basis. For the three months ended March 31, 2022 and 2021, the estimated revenue was approximately $2.8 million and $2.0 million, respectively.

Others includes the contingent commissions for subsequent years, the bonus based on persistency ratio bonus, and service allowances, are considered highly susceptible to factors outside the company's influence and depend on the actions of third parties (i.e., the subsequent premiums paid by individual policyholders), and the uncertainty can be extended for many years. Considering the high uncertainties, the contingent commissions for subsequent years, the bonus based on persistency ratio, and service allowances will be recognized as revenue based on the actual amount received from the insurance companies after the uncertain event is resolved.

For property and casualty insurance products, the Company recognizes the revenue when the individuals’ policies are effective. The revenue from property and casualty insurance products were 7.0% and 5.6% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. The exchange rates used for unaudited condensed consolidated financial statements are as follows:

	Average Rate for the three months ended
	March 31,
	2022		2021
	(unaudited)		(unaudited)
Taiwan dollar (NTD)	NTD	27.98355	NTD	28.06892
China yuan (RMB)	RMB	6.34536	RMB	6.48199
Hong Kong dollar (HKD)	HKD	7.80460	HKD	7.75690
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	March 31, 2022
	(unaudited)		December 31, 2021
Taiwan dollar (NTD)	NTD	28.62003	NTD	27.68785
China yuan (RMB)	RMB	6.34175	RMB	6.35877
Hong Kong dollar (HKD)	HKD	7.83033	HKD	7.79713
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of March 31, 2022 and 2021, the Company does not have any potentially dilutive instrument.

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three months ended March 31, 2022 and 2021 under the two-class method.

	Three Months Ended March 31,
	2022		2021
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$2,850,750	$94,127	$2,331,154	$79,232

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic	30,286,199	1,000,000	29,421,736	1,000,000
Basic and diluted earnings per share	$0.094	$0.094	$0.079	$0.079

The participating rights (liquidation and dividend rights) of the holders of the Company’s common stock and preferred stock are identical, except with respect to voting right. As a result, and in accordance with ASC 260, the undistributed earnings for each year are allocated based on the contractual participation rights of the common stock and preferred stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities :
Stock and mutual funds	$832,990	$—	$—	$832,990
Long-term investments:
REITs	1,204,320	—	—	1,204,320
Total assets measured at fair value	$2,037,310	$—	$—	$2,037,310

	December 31, 2021
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Long-term investments:
REITs	$1,261,482	$—	$—	$1,261,482
Total assets measured at fair value	$1,261,482	$—	$—	$1,261,482

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit and accounts receivable. As of March 31, 2022 and December 31, 2021, approximately $2,643,000 and $2,712,000 of the Company’s cash and cash equivalents, time deposits, and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $90,445,000 and $83,446,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended March 31, 2022 and 2021, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended March 31,
	2022		2021
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$7,680,425	25%	$6,600,629	22%
Taiwan Life Insurance Co., Ltd.	4,406,584	14%	7,231,458	24%
Farglory Life Insurance Co., Ltd.	3,431,308	11%	4,519,841	15%

As of March 31, 2022 and December 31, 2021, the Company’s accounts receivable from these companies were:

	March 31, 2022
	(unaudited)		December 31, 2021
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$5,217,313	28%	$8,569,590	32%
Taiwan Life Insurance Co., Ltd	3,520,479	19%	4,483,343	17%
Farglory Life Insurance Co., Ltd.	2,049,294	11%	2,729,673	10%

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

New accounting pronouncements not yet adopted

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

Reference Rate Reform

In March 2020, the FASB issued ASU No. 2020–04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The pronouncement provides temporary optional expedients and exceptions to the current guidance on contract modifications and hedge accounting to ease the financial reporting burden related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The guidance was effective for all entities upon issuance and generally can be applied to applicable contract modifications through December 31, 2022. The Company is currently evaluating the effects of the guidance on the Company’s consolidated financial statements and related disclosures.

The management does not believe that other than disclosed above, accounting pronouncements the recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(unaudited)	December 31, 2021
Cash and cash equivalents:
Cash on hand and in banks	$20,595,428	$18,234,350
Restricted cash – noncurrent	13,650	88,282
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$20,609,078	$18,322,632

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of the regulatory commission.

NOTE 4 – TIME DEPOSITS

	March 31, 2022
	(unaudited)	December 31, 2021

Total time deposits	$72,718,699	$71,161,391
Less: Time deposits – with original maturities less than three months	(3,783,436)	(6,862,215)
Time deposits – original maturities over three months but less than one year	$68,935,263	$64,299,176

Time Deposits Pledged as Collateral

The Company had a total of $24,767,563 (NTD 708.8 million) and $23,811,616 (NTD 659.3 million) restricted time deposits, respectively, as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, time deposits of $34,941 (NTD 1 million) and $36,117 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $24,732,622 and $23,775,499 pledged as collateral for short-term loans, respectively, as of March 31, 2022 and December 31, 2021. See Note 6.

NOTE 5 – LONG-TERM INVESTMENTS

As of March 31, 2022 and December 31, 2021, the Company’s long-term investments consisted of the following:

	March 31, 2022
	(unaudited)	December 31, 2021
Equity investments under cost method	$1,390,244	$1,435,330
REITs	1,204,320	1,261,482
Total long-term investments	$2,594,564	$2,696,812

Equity Investments under cost method using the measurement alternative

	March 31, 2022
	(unaudited)		December 31, 2021
	Investment		Investment
Investee	Ownership	Amount	Ownership	Amount
Genius Insurance Broker Co., Ltd (“GIB”)	11.73%	$1,342,938	11.73%	$1,388,151
Hainan Haoguan Yucheng Technology Service LLP (“HAINAN”)	9.99%	47,306	9.99%	47,179

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

The total paid-in capital with GIB changed from NTD 45 million to NTD 60 million due to capital increase taken place on August 14, 2020. GIC didn’t subscribe the new shares during the capital increase. As a result, the equity interest of GIB owned by GIC reduced from 15.64% to 11.73%.

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

The change in carrying value of equity investment resulted from the fluctuation of exchange rates.

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of March 31, 2022 and December 31, 2021 were $1,204,320 and $1,261,482, respectively.

Unrealized losses included in earnings for assets held at the end of the reporting periods were $16,441 and $20,489 for the three months ended March 31, 2022 and 2021, respectively.

For the three months ended March 31, 2022 and 2021, no other-than temporary impairment were recorded related to the long-term investments.

NOTE 6 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of March 31, 2022 and December 31, 2021:

		March 31, 2022
		(unaudited)		December 31, 2021
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.7 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the higher of CUB's adjustable rates for loans plus a margin of 0.41% or the 1-month TAIBOR rate plus a margin of 0.8% and matures on May 4, 2022.	Time deposits	$5,223,615	$5,258,556	$9,011,172	$9,047,289
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 2, 2022.	Time deposits	4,000,000	4,821,799	4,000,000	4,984,135
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.7% and matures on May 31, 2022.	Time deposits	2,200,000	3,065,801	2,200,000	3,065,801
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on June 15, 2022.	Time deposits	1,850,000	2,865,127	1,850,000	2,961,588
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX Fixing rate plus a margin of 0.9% and matures on May 18, 2022.	Time deposits	1,540,000	2,357,961	1,540,000	2,481,926
$7.0 million (NTD 200 million) revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.625% and matures on May 31, 2022.	Time deposits	3,721,171	3,721,171	234,760	234,760
$3.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIFX3 rate plus a margin of 0.4% and matures on November 30, 2022.	Time deposits	600,000	1,000,000	—	1,000,000
$7.0 million (NTD 200 million) revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the E. Sun’s adjustable rates for loans plus a margin of 0.1% and matures on October 15, 2022.	Time deposits	454,227	1,642,207	—	—
		$19,589,013	$24,732,622	$18,835,932	$23,775,499

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses for short-term loans incurred were $52,335 and $42,470, respectively, for the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(unaudited)	December 31, 2021
Taiwan	$9,625,456	$13,793,343
PRC	214,761	210,198
Total commissions payable to sales professionals	$9,840,217	$14,003,541

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(unaudited)	December 31, 2021
Accrued bonus	$5,463,307	$6,645,496
Payroll payable and other benefits	1,742,262	2,188,074
Accrued business tax and tax withholdings	1,323,088	1,903,039
Proceeds from receipts in advance of disposal of a subsidiary	2,317,971	—
Execution fees payable – AIA(Note 10)	1,153,039	1,191,858
Other accrued liabilities	1,827,287	2,069,136
Total other current liabilities	$13,826,954	$13,997,603

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $2,932,572 and $4,059,901, respectively, related to cash awards to employees as of March 31, 2022 and December 31, 2021.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the three months ended March 31, 2022 and 2021, the bonus expenses to Law Broker’s officers under the compensation plans were $72,905 and $91,896, respectively.

As of March 31, 2022 and December 31, 2021, the Company had accrued bonus of $2,530,735 and $2,585,595 payable within next 12 months, respectively, related to the compensation plans for Law Broker’s officers. See Note 15 for additional information of agreements with Law Broker’s officers.

NOTE 9 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(unaudited)	December 31, 2021
Due to previous shareholders of AHFL	$524,109	$541,754
Total other liabilities	$524,109	$541,754

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. On March 27, 2019, the Company and the selling shareholders of AHFL entered into a sixth amendment to the acquisition agreement, pursuant to which, the Company will make the cash payment in the amount of NTD15 million on or prior to March 31, 2021. In March 2021, the Company entered a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. As of March 31, 2022 and December 31, 2021, the amount due to previous shareholders of AHFL were $524,109 and $541,754, respectively.

NOTE 10 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable and contract assets from contracts with customers is as follows:

	March 31, 2022
	(unaudited)	December 31, 2021
Accounts receivable	$18,315,305	$26,761,678
Contract assets	457,917	—

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of March 31, 2022 and December 31, 2021, the Company had $457,917 and nil of contract assets, respectively.

Contract with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or China United. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee, which was recorded as revenue upon fulfilling certain criteria over the original term of the Alliance Agreement from June 1, 2013 to May 31, 2018. From 2014 to 2017, AHFL has entered into three amendments to the Alliance Agreement with AIATW to further revise certain terms and conditions in the Alliance Agreement, including the extension of the expiration date from May 31, 2018 to December 31, 2021. Pursuant to the Third Amendment to the Alliance Agreement (the “Amendment 3”), both AHFL and AIATW agreed to adjust certain terms and conditions set forth in this amendment, some of which included (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in the Amendment 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD 50 million for the first contract year, NTD 35 million for the second contract year, and NTD 33 million for each contract year thereafter within one month after the termination. Accordingly, for the last contract year of 2021, no revenue was recognized because the Company failed to meet the targets set forth in the Amendment 3 and therefore, the Company shall refund the basic business execution fees of NTD 33 million based on the calculation of VONB and 13-month persistency for the same contract period. As of March 31, 2022 and December 31, 2021, the basic business execution fees of $1,153,039 and $1,191,858 were payable and recorded under other current liabilities, respectively.

On March 15, 2022, AHFL entered into the Fourth Amendment to the Alliance Agreement (the “Amendment 4”), which, among other things, extended the expiration date of the Alliance Agreement to December 31, 2031. Pursuant to Amendment 4, the sales targets for the remaining contract term under the Alliance Agreement shall be changed by reference to (i) the amount of VONB and (ii) the 13-month persistency ratio as set forth therein, provided that to the extent any underlying insurance contract is revoked, invalidated or terminated and premiums are refunded to such policyholder, the amount of the related VONB shall be correspondingly reduced. Amendment 4 provides that AIATW shall pay the strategic alliance business promotion fee of NTD 50 million to AHFL; however, AHFL shall be required to return certain portions of or all of the business promotion fees within thirty (30) days of receipt of notice provided by AIATW if AFHL fails to meet certain goals set in Table 2 and Table 3 of Amendment 4. The primary factor under formula one focuses on the annual and/or accumulated achievement rate(s), while the primary factor under formula two focuses on the 13-month persistency ratio(s), among others.

The Company recognized the revenue related to AIATW of $22,135 (NTD 619,428) and nil, net of VAT, for the three months ended March 31, 2022 and 2021, respectively.

NOTE 11 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to five years. The Company recorded its operating lease cost of $1,370,536 and $1,020,873 for the three months ended March 31, 2022 and 2021.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2022 and December 31, 2021, operating lease right-of-use assets and lease liabilities were as follows:

	March 31, 2022
	(unaudited)	December 31, 2021
Right-of-use assets under operating leases	$6,594,686	$6,449,182
Operating lease liabilities – current	3,312,917	3,059,329
Operating lease liabilities – noncurrent	3,250,652	3,298,089

Lease term and discount rate

	March 31, 2022
	(unaudited)		December 31, 2021
Weighted average remaining lease term
Operating lease	2.23	years	2.31	years
Weighted average discount rate
Operating lease	3.19%		2.80%

Supplemental cash flow information related to leases

	Three Months Ended March 31,
	2022(unaudited)	2021(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$1,232,314	$1,142,714
Amortization of right-of-use assets under operating leases	951,111	877,022

The minimum future lease payments as of March 31, 2022 are as follows:

Amount
2022 (remainder of year)	2,705,341
2023	2,577,470
2024	1,292,693
2025	178,775
2026	12,074
Thereafter	—
Total minimum lease payments	6,766,353
Less: Interest	(202,784)
Present value of future minimum lease payments	$6,563,569

NOTE 12 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of March 31, 2022 and December 31, 2021:

	% of Non-			Other	March 31,
	controlling	December 31,	Net Income	Comprehensive	2022
Name of Entity	Interest	2021	(Loss)	(Loss)	(unaudited)
Law Enterprise	34.05%	$(676,166)	$(82,974)	$(5,870)	(765,010)
Law Broker	34.05%	31,016,203	1,650,826	(1,018,942)	31,648,087
Uniwill	50.00%	48,802	149,554	(16,158)	182,198
Rays	1.00%	(6,461)	(55)	—	(6,516)
PFAL	49.00%	364,056	21,930	(866)	385,120
MKI	49.00%	(327,119)	—	—	(327,119)
Total		$30,419,315	$1,739,281	$(1,041,836)	$31,116,760

	% of Non-			Other	Impact from
	controlling	December 31,	Net Income	Comprehensive	Liquidation of	December 31,
Name of Entity	Interest	2020	(Loss)	Income (Loss)	PA Taiwan	2021
Law Enterprise	34.05%	$(414,957)	$(264,642)	$3,433	$—	$(676,166)
Law Broker	34.05%	25,177,272	5,444,673	394,258	—	31,016,203
Uniwill	50.00%	(421,035)	466,934	2,903	—	48,802
Rays	1.00%	(5,772)	(689)	—	—	(6,461)
PFAL	49.00%	423,978	(63,441)	3,519	—	364,056
MKI	49.00%	(732)	(161,090)	—	(165,297)	(327,119)
PA Taiwan	49.00%	(163,013)	1,102	(3,386)	165,297	—
Total		$24,595,741	$5,422,847	$400,727	$—	$30,419,315

NOTE 13 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(unaudited)	(unaudited)
US statutory rate	21%	21%
Tax rate difference	(2)%	(2)%
Change in valuation allowance	8%	4%
Income tax on undistributed earnings	4%	4%
Utilization of deferred tax assets not previously recognized	(2)%	(1)%
Non-deductible and non-taxable items	—%	1%
True up of prior year income tax	—%	(1)%
Other	(4)%	—%
Effective tax rate	25%	26%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and subject to a statutory tax rate on income reported in the statutory financial statements at 20% and a tax on undistributed earnings at 5%. The Company had no plan to distribute earnings earned for the years ended December 2021 and 2020, and the tax on undistributed earnings on entities in Taiwan of 5% was estimated. As of March 31, 2022 and December 31, 2021, the Company had current tax payable of $4,904,891 and $3,703,412 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. WFOE and CAE had no income tax expenses for the three months ended March 31, 2022 and 2021 due to the net operating losses generated in the previous years.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law and subject to two-tiered profits tax regime. The first HK$2 million assessable profits is taxed at 8.25% and any assessable profits over HK$2 million is taxed at 16.25%. As of March 31, 2022 and December 31, 2021, the Company had current tax payable of $3,137 and $9,756 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, we recorded the one-time transition tax $1,199,195 in eight annual installments for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of March 31, 2022 and December 31, 2021, the Company both had current tax payable of $179,879 and noncurrent tax payable of $539,636 for U.S. income tax.

NOTE 14 – RELATED PARTY TRANSACTIONS

The following summarized the Company’s loans payable related parties as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	(unaudited)	December 31, 2021
Due to Ms. Lu (A shareholder of Anhou)	$25,654	$41,311
Others	11,190	9,220
Total	$36,844	$50,531

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

Due to bonus to officer, please refer to Note 8; and due to AHFL previous shareholders, please refer to Note 9.

There was no other material related party transactions other than those disclosed above.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 11.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Notes 4 and 6.

Appointment agreement

On December 21, 2018, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she served as the president of Law Broker from December 21, 2018 to December 20, 2021. Law Broker expects to extend Ms. Lee’s appointment agreement at the next meeting  of the board of directors. Ms. Lee’s primary responsibilities included 1) overall business planning, 2) implementation of resolution of the shareholders' meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the appointment agreement, Ms. Lee’s compensation plan included: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25%  of Law Broker’s income after tax, and 4) annual year-end bonus. The renewed appointment agreement is expected to be signed in May 2022. For the three months ended March 31, 2022 and 2021, the Company has recorded the compensation expense of $72,905 and $62,208 under the appointment agreement, respectively.

Engagement agreement

On December 23, 2021, Law Broker entered into a new engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which she shall have served as the general manager of Law Broker from December 23, 2021 to December 22, 2024. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans shall include: 1) execution, 2) long-term service fees and 3) non-competition. The payment of such bonuses will only occur upon satisfaction of certain conditions and subject to the terms in the engagement agreement. Ms. Chao has agreed to act as the general manager or equivalent position of Law Broker for a term of at least three years. For the three months ended March 31, 2022 and 2021, the Company has recorded the performance bonus expense of nil and $29,689 under the engagement agreement, respectively.

NOTE 16 –VARIABLE INTEREST ENTITIES

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

	March 31, 2022
(Amount in USD)	(unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,808,564	$1,001,974
Accounts receivable and notes receivable	731,192	455,884
Other current assets	173,360	120,113
Total current assets	3,713,116	1,577,971

Right-of-use assets under operating leases	1,400,738	1,528,856
Property and equipment, net	209,016	199,056
Prepaid expenses - intangible assets	20,389	9,377
Long-term investments	47,306	47,179
Restricted cash – noncurrent	856	72,870
Registered capital deposits	1,103,796	1,100,842
Deferred tax assets	—	74,709
Other assets	84,176	83,951
TOTAL ASSETS	$6,579,393	$4,694,811

LIABILITIES
Current liabilities
Commissions payable to sales professionals	$214,761	$210,198
Other current liabilities	3,312,953	1,117,738
Due to related parties - Ms. Lu (the shareholder of Law Anhou)	25,654	41,311
Total current liabilities	3,553,368	1,369,247

Operating lease liabilities - noncurrent	807,009	908,971
TOTAL LIABILITIES	$4,360,377	$2,278,218

	Three Months Ended March 31,
(Amount in USD)	2022	2021
Revenue	$1,347,816	$1,951,469
Net loss	(201,946)	(50,781)
Net cash used in operating activities	(472,033)	(449,692)
Net cash provided by (used in) investing activities	2,290,667	(7,292)
Net cash used in financing activities	(15,760)	(7,714)

The VIEs contributed $ 1,347,816 and $1,951,469 of the Company’s consolidated revenue for the three months ended March 31, 2022 and 2021, respectively, after elimination of inter-company transactions.

As of March 31, 2022, there was no pledge or collateralization of the VIEs’ assets that can only be used to settle obligations of the VIEs, other than the share pledge agreements, restricted cash and registered capital deposits. Other than the amounts due to the Company and its non-VIE subsidiaries (which are eliminated upon consolidation), the creditors of the VIEs’ third-party liabilities did not have recourse to the general credit of the Company in normal course of business. The Company did not provide or intend to provide financial or other supports not previously contractually required to the VIEs during the years presented.

NOTE 17 – SEGMENT REPORTING

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

The geographical distributions of the Company’s financial information for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
	(unaudited)	(unaudited)
	2022	2021
Geographical Areas
Revenue
Taiwan	$30,505,357	$28,851,500
PRC	1,347,816	1,951,469
Hong Kong	82,822	110,985
Elimination adjustment	(955,472)	(383,837)
Total revenue	$30,980,523	$30,530,117

Income (loss) from operations
Taiwan	$5,213,523	$4,690,729
PRC	(155,919)	(3,918)
Hong Kong	38,401	61,493
Elimination adjustment	217,810	138,350
Total income from operations	$5,313,815	$4,886,654

Non operating income (expense)
Taiwan	$860,527	$587,469
PRC	256,585	96,152
Hong Kong	9,502	(118)
Elimination adjustment	(174,374)	(134,569)
Total non-operating income (expense)	$952,240	$548,934

Net income
Taiwan	$4,570,169	$3,933,490
PRC	25,798	46,918
Hong Kong	44,756	56,312
Elimination adjustment	43,435	62
Total net income	$4,684,158	$4,036,782

The geographical distribution of the Company’s financial information as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022
	(unaudited)	December 31, 2021
Geographical Areas
Reportable assets
Taiwan	$190,952,606	$195,981,770
PRC	14,209,455	12,326,308
Hong Kong	798,648	756,692
Elimination adjustment	(78,832,414)	(81,283,249)
Total reportable assets	$127,128,295	$127,781,521

Long-lived assets
Taiwan	$6,809,903	$6,784,644
PRC	1,609,754	1,727,911
Hong Kong	1,146	1,287
Elimination adjustment	(2,906)	(2,905)
Total long-lived assets	$8,417,897	$8,510,937

Capital investments (CAPEX cash flows)
Taiwan	$43,515	$595,591
PRC	25,985	79,203
Hong Kong	—	154
Total capital investments	$69,500	$674,948

NOTE 18 –RISKS AND UNCERTAINTIES

There has continued to be widespread impact from the coronavirus disease (“COVID-19”) pandemic including potentially more contagious strains of COVID-19 such as the Delta and Omicron variants. It has created significant volatility and uncertainty and economic disruption. The extent to which the pandemic impacts the Company’s business and operations will depend on numerous evolving factors, many of which are not within the Company’s control and which the Company may not be able to accurately predict, including its duration and scope; the ultimate availability, administration and effectiveness of vaccines around the world; governmental actions that have been and continue to be taken in response to the pandemic, including vaccine coverage; the impact of the pandemic on economic activity and actions taken in response; the ability of the Company’s customers to pay their insurance premiums which could impact the Company’s commission and fee revenues for the services provided; and the long-term impact of employees working from home, including increased technology costs.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all other subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements, except for the following:

As disclosed in Note 10, the Company failed to meet the targets set forth in the Amendment 3 of the Alliance Agreement with AIATW and shall refund the basic business execution fees of $1,159,039 (NTD 33 million). On May 6, 2022, AIATW issued a formal letter to the Company and agreed to reduce the refund amount of $1,159,039 (NTD 33.0 million) to $807,127 (NTD 23.1 million).

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

The following discussion of the results of operations and financial condition should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto included in Item 1 of this part. This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report, as well as in our annual report on Form 10-K. We undertake no obligation to update any forward-looking statements.

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

Total revenue from Taiwan segment’s sales of life insurance products were 89.2% and 88.1% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of life insurance products were 3.6% and 6.0% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

In addition to the periodic premium payment schedules, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once the Company sells a life insurance policy with a periodic premium payment schedule, they will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustainable growth of life insurance sales in the PRC and Taiwan, we have focused significant resources ever since the incorporation of Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continuously be our primary source of revenue in the next several years.

(2)	Property and Casualty Insurance Products

Total revenue from Taiwan segment’s sales of property and casualty insurance products were 6.3% and 5.2% of total revenue for the three months ended March 31, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of property and casualty insurance products were 0.7% and 0.4% of total revenue for the three months ended March 31, 2022 and 2021, respectively.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2021 and believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition and estimate of income taxes. Our significant accounting policies are described in Note 1 of “Summary of Significant Accounting Policies” included within our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Results of Operations- Three Months ended March 31, 2022 Compared to Three Months ended March 31, 2021

The following table shows the results of operations for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$30,980,523	$30,530,117	$450,406	2%
Cost of revenue	19,009,519	18,973,432	36,087	—%
Gross profit	11,971,004	11,556,685	414,319	4%
Gross profit margin	38.6%	37.9%	0.7%	2%

Operating expenses:
Selling	684,150	579,777	104,373	18%
General and administrative	5,973,039	6,090,254	(117,215)	(2)%
Total operating expenses	6,657,189	6,670,031	(12,842)	—%

Income from operations	5,313,815	4,886,654	427,161	9%

Other income (expenses):
Interest income	104,977	83,998	20,979	25%
Interest expenses	(52,335)	(42,470)	(9,865)	23%
Foreign currency exchange gains, net	737,550	328,466	409,084	125%
Other - net	162,048	178,940	(16,892)	(9)%
Total other income, net	952,240	548,934	403,306	74%

Income before income taxes	6,266,055	5,435,588	830,467	15%
Income tax expense	(1,581,897)	(1,398,806)	(183,091)	13%

Net income	4,684,158	4,036,782	647,376	16%
Net income attributable to the noncontrolling interests	(1,739,281)	(1,626,396)	(112,885)	7%
Net income attributable to China United’s shareholders	$2,944,877	$2,410,386	$534,491	22%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended March 31, 2022 and 2021, the revenues generated from Taiwan, PRC and Hong Kong were as follows:

Geographic Areas	Three Months Ended March 31,
	2022	2021	Change	Percent
Revenue
Taiwan segment	$29,549,885	$28,467,663	$1,082,222	3.8%
Percentage of revenue	95.4%	93.2%
PRC segment	1,347,816	1,951,469	(603,653)	(30.9)%
Percentage of revenue	4.3%	6.4%
Hong Kong segment	82,822	110,985	(28,163)	(25.4)%
Percentage of revenue	0.3%	0.4%
Total revenue	$30,980,523	$30,530,117	$450,406	1.5%

Revenue from our Taiwan segment increased by $1.0 million from $28.5 million for the three months ended March 31, 2021 to $29.5 million for the three months ended March 31, 2022. Increase in revenue was mainly due to the high performance of sales of investment-

type insurance policies, our continued growth in the sales of insurance products in the past years, and our continuance of receiving more persistency-rate-linked bonuses for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

Revenue from our PRC segment decreased by $0.6 million from $1.9 million for the three months ended March 31, 2021 to $1.3 million for the three months ended March 31, 2022. The insurance premium of certain products were priced higher in the first quarter of 2022 than those in the first quarter of 2021 and therefore, customers in PRC were unwilling to buy the insurance products, which resulted in the decrease of revenue. In addition, the persistency-rate-linked bonuses in the PRC segment also decreased for the three months ended March 31, 2022 due to the termination of certain sales agreement with some of the PRC insurance companies.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Revenue from our Hong Kong segment for the three months ended March 31, 2022 remained consistent with that of the same period in 2021.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the three months ended March 31, 2022 remained consistent with that of the same period in 2021.

Consequently, the gross profit margin increased from 37.9% for the three months ended March 31, 2021 to 38.6% for the three months ended March 31, 2022. Such increase in the gross profit margin mainly resulted from receiving more contingent commissions for subsequent years.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the three months ended March 31, 2022, selling expenses were $0.7 million, reflecting an increase of $ 0.1 million, compared with $0.6 million of selling expenses for the three months ended March 31, 2021. Increase in the selling expenses was caused by the donation for charity foundations in Taiwan during the three months ended March 31, 2022.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. General and administrative expenses were $6.0 million for the three months ended March 31, 2022, which was not significantly different from those of the same period of 2021.

Other income (expense)

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Other income were $1.0 million, reflecting an increase of $0.5 million, compared with the other income of $0.5 million for the three months ended March 31, 2021. The increase in other income was mainly due to foreign currency exchange gain recognized from foreign currency time deposits because of the depreciation of the New Taiwan Dollar against the U.S. dollar and Chinese Yuan during the first quarter of 2022.

Income tax expense

For the three months ended March 31, 2022, income tax expense was $1.6 million, reflecting an increase of $0.2 million or 13%, compared with the income tax expense of $1.4 million for the three months ended March 31, 2021. The increase in tax expenses was mainly due to the increase in revenues generated in the Taiwan segment during the first quarter of 2022.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash provided by (used in) investing activities and net cash provided by financing activities for the three-month periods ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change	Percent
Net cash provided by operating activities	$7,599,296	$6,445,228	$1,154,068	17.9%
Net cash (used in) provided by investing activities	(5,331,480)	199,142	(5,530,622)	(2,777.2)%
Net cash provided by financing activities	1,054,769	2,171,143	(1,116,374)	(51.4)%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2022 was $7.6 million, reflecting an increase of $1.2 million or 17.9% in comparison with that of $6.4 million during the three months ended March 31, 2021. The increase in cash inflows was mainly due to the higher net income and collection from accounts receivable for the three months ended March 31, 2022 compared with that of the same period in 2021.

Investing activities

Net cash used in investing activities was $5.3 million during the three months ended March 31, 2022 as compared with the net cash provided by investing activities of $0.2 million for the three months ended March 31, 2021. Increases in the cash used in the investing activities resulted from the increase of the purchases of marketable securities and time deposits, and the decrease of proceeds from maturities of time deposits during the first quarter of 2022.

Financing activities

Net cash provided by financing activities was $1.1 million during the three months ended March 31, 2022, which decreased by $1.1 million from that of $2.2 million during the same period of 2021. The decrease was mainly due to the decrease in the net proceeds from additional borrowings under the revolving credit agreements and partially offset by the decrease of repayment of related party borrowings during the first quarter of 2022.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2021 Annual Report filed on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2022. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2021. The material weaknesses have not been remediated as of March 31, 2022. We continue to work on the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2021 Form 10-K are fully implemented and concluded to be operating effectively.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses in our internal control over financial reporting described in the Form 10-K for the year of 2021 could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

On November 29, 2021, Law Broker received a decision letter (the “Law Broker Decision Letter”) dated November 25, 2021 from the Financial Supervisory Commission (Taiwan) (the “FSC”) stating that Law Broker was fined NTD 200,000 (equivalent to approximately $7,227 USD) (the “Fine”) and a one-month correction period (the “Correction Period,” collectively with the Fine, the “Penalty”) by the FSC for violating Article 163 Sections 4 and 8 of the Insurance Act (the “Act”) and Section 23 of Article 49 of the Regulations Governing Insurance Brokers (the “Regulation”). The FSC found that one of Law Broker’s insurance agents, within a short period of time, solicited the same customer for insurance policies from different insurance companies but the financial information of the customer in such agent’s report was different. The insurance agent and Law Broker were not able to verify the reason behind such discrepancy.

Further, the FSC found that Law Broker’s current “Customer Risk Assessment Standards for Preventing Money Laundering and Combating Terrorism,” underestimated customers’ risk levels and therefore such standards may have deficiency in screening the risks.

Law Broker has paid the Fine in full and is in the process of adjusting its business models to regain compliance with the Act and the Regulation.

Except as disclosed above, during the three months ended March 31, 2022, we were not aware of any other legal proceedings or claims that we believed would have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business, such as labor and employment disputes. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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
10.1

Share Purchase Agreement (the English Translation) dated February 25, 2022 by and among, Law Anhou Insurance Agency Co., Ltd., Jiangsu Law Insurance Brokerage Co., Ltd., Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsocuring Co., Ltd. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 3, 2022)

10.2

Translation of Amendment 4 to the Strategic Alliance Agreement between Action Holdings Financial Limited and AIA International Limited Taiwan Branch dated March 15, 2022 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on March 18, 2022)

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

China United Insurance Service, Inc.

Date: May 16, 2022	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)