Form 10-Q
period 2022-06-30
China United Insurance Service, Inc.
filed 2022-08-15
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

References to China or the PRC refer to the People’s Republic of China (excluding Taiwan). References to Taiwan refer to Republic of China.

Unless context indicates otherwise, reference to the “Company” in this quarterly report refers to China United Insurance Service, Inc. and its subsidiaries. Reference to “AHFL” refers to the combined operations of Action Holdings Financial Limited and its Taiwan Subsidiaries (as defined below). Reference to “Anhou” or the “VIE” refers to the combined operations of Law Anhou Insurance Agency Co., Ltd. and its subsidiaries.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Amount in USD)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$21,046,411	$18,234,350
Time deposits	70,126,140	64,299,176
Accounts receivable	15,139,136	26,761,678
Contract assets	2,921,951	—
Marketable securities	831,395	—
Other current assets	1,062,539	1,207,496
Total current assets	111,127,572	110,502,700

Right-of-use assets under operating leases	6,542,188	6,449,182
Property and equipment, net	1,855,328	2,061,755
Intangible assets, net	348,870	333,118
Long-term investments	2,485,593	2,696,812
Restricted cash – noncurrent	10,694	88,282
Deferred tax assets	651,342	909,032
Other assets	4,528,987	4,740,640
TOTAL ASSETS	$127,550,574	$127,781,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$11,291,104	$14,003,541
Short-term loans	20,516,075	18,835,932
Contract liabilities - current	117,712	—
Income tax payable - current	3,281,867	3,893,047
Operating lease liabilities - current	3,146,909	3,059,329
Due to related parties	25,177	50,531
Other current liabilities	13,075,777	13,997,603
Total current liabilities	51,454,621	53,839,983

Contract liabilities - noncurrent	1,441,690	—
Income tax payable - noncurrent	299,797	539,636
Operating lease liabilities - noncurrent	3,321,857	3,298,089
Net defined benefit liabilities - noncurrent	362,501	389,198
Other liabilities	504,591	541,754
TOTAL LIABILITIES	57,385,057	58,608,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 30,286,199 issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	303	303
Additional paid-in capital	9,296,953	9,296,953
Statutory reserves	11,091,448	11,101,064
Retained earnings	18,263,071	13,690,368
Accumulated other comprehensive income	219,275	4,664,848
Total stockholders’ equity attributable to China United’s shareholders	38,871,060	38,753,546
Noncontrolling interests	31,294,457	30,419,315
TOTAL STOCKHOLDERS’ EQUITY	70,165,517	69,172,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$127,550,574	$127,781,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended June 30,		Six Months Ended June 30,
(Amount in USD)	2022	2021	2022	2021
Revenue	$31,655,708	$32,973,680	$62,636,231	$63,503,797
Cost of revenue	21,329,935	23,536,213	40,339,454	42,509,645

Gross profit	10,325,773	9,437,467	22,296,777	20,994,152

Operating expenses:
Selling	433,681	96,297	1,117,831	676,074
General and administrative	6,770,309	6,189,833	12,743,348	12,280,087
Total operating expense	7,203,990	6,286,130	13,861,179	12,956,161

Income from operations	3,121,783	3,151,337	8,435,598	8,037,991

Other income (expenses):
Interest income	161,075	129,779	266,052	213,777
Interest expenses	(69,804)	(46,636)	(122,139)	(89,106)
Foreign currency exchange gain (loss), net	704,463	(427,652)	1,442,013	(99,186)
Dividend income	212,369	251,328	212,369	251,328
Other - net	(38,767)	80,669	123,281	259,609
Total other income (expenses), net	969,336	(12,512)	1,921,576	536,422

Income before income taxes	4,091,119	3,138,825	10,357,174	8,574,413
Income tax expense	(1,117,372)	(1,001,598)	(2,699,269)	(2,400,404)

Net income	2,973,747	2,137,227	7,657,905	6,174,009
Less: net income attributable to noncontrolling interests	(1,355,537)	(946,344)	(3,094,818)	(2,572,740)
Net income attributable to China United’s shareholders	1,618,210	1,190,883	4,563,087	3,601,269

Other comprehensive items, net of tax:
Foreign currency translation gain (loss)	(3,551,754)	1,698,987	(6,665,249)	507,688
Other	—	—	—	364
Total other comprehensive gain (loss)	(3,551,754)	1,698,987	(6,665,249)	508,052

Comprehensive income (loss)	(578,007)	3,836,214	992,656	6,682,061
Less: comprehensive income attributable to noncontrolling interests	(177,697)	(1,495,321)	(875,142)	(2,758,642)

Comprehensive income (loss) attributable to China United’s shareholders	$(755,704)	$2,340,893	$117,514	$3,923,419

Weighted average shares outstanding:
Basic and diluted	30,286,199	29,421,736	30,286,199	29,421,736

Earnings per share attributable to common stockholders of China United:
Basic and diluted	$0.052	$0.039	$0.146	$0.118

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance March 31, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$2,593,189	$16,635,245	$39,626,764	$31,116,760	$70,743,524

Reversal of reserves	—	—	—	—	—	(9,616)	—	9,616	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(2,373,914)	—	(2,373,914)	(1,177,840)	(3,551,754)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,618,210	1,618,210	1,355,537	2,973,747

Balance June 30, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,091,448	$219,275	$18,263,071	$38,871,060	$31,294,457	$70,165,517

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2021	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$4,664,848	$13,690,368	$38,753,546	$30,419,315	$69,172,861

Reversal of reserves	—	—	—	—	—	(9,616)	—	9,616	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(4,445,573)	—	(4,445,573)	(2,219,676)	(6,665,249)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	4,563,087	4,563,087	3,094,818	7,657,905

Balance June 30, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,091,448	$219,275	$18,263,071	$38,871,060	$31,294,457	$70,165,517

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance March 31, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,061,569	$11,507,794	$32,224,019	$25,859,062	$58,083,081

Reversal of reserves	—	—	—	—	—	1,267,518	—	(1,267,518)	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	1,150,010	—	1,150,010	548,977	1,698,987
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,190,883	1,190,883	946,344	2,137,227

Balance June 30, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$10,731,421	$4,211,579	$11,431,159	$34,564,912	$27,354,383	$61,919,295

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income	Earnings	Total	Interests	Equity
Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Reversal of reserves	—	—	—	—	—	1,267,518	—	(1,267,518)	—	—	—
Foreign currency translation gain	—	—	—	—	—	—	321,910	—	321,910	185,778	507,688
Other comprehensive income	—	—	—	—	—	—	240	—	240	124	364
Net income	—	—	—	—	—	—	—	3,601,269	3,601,269	2,572,740	6,174,009

Balance June 30, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$10,731,421	$4,211,579	$11,431,159	$34,564,912	$27,354,383	$61,919,295

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in USD)	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$7,657,905	$6,174,009
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	573,625	580,884
Amortization of right-of-use assets	1,853,315	1,870,255
Amortization of bond premium	—	58
Gain on sales of financial assets	—	(141,203)
Loss on valuation of financial assets	193,111	212,896
(Gain) loss on disposals of equipment	(3,704)	71
Deferred income tax	62,835	121,020
Unrealized foreign currency exchange gains	(429,979)	—
Net changes in operating assets and liabilities:
Accounts receivable	10,149,076	9,522,790
Contract assets	(3,026,190)	(1,046,822)
Other current assets	(33,746)	(9,684)
Other assets	123,290	(242,568)
Commission payable to sales professionals	(1,818,313)	(854,127)
Contract liabilities	1,615,033	—
Income tax payable	(649,048)	(339,769)
Other current liabilities	(2,615,065)	(3,343,428)
Other liabilities	—	(197,413)
Lease liabilities	(2,128,416)	(2,126,670)
Net cash provided by operating activities	11,523,729	10,180,299

Cash flows from investing activities:
Purchases of time deposits	(52,109,660)	(45,655,824)
Proceeds from maturities of time deposits	41,936,742	39,967,511
Acquisition of equity investments under cost method using the measurement alternative	—	(46,370)
Purchases of marketable securities	(1,026,116)	—
Proceeds from sales of marketable securities	—	1,427,731
Proceeds from receipts in advance of disposal of a subsidiary	2,951,785	—
Purchase of equipment	(450,476)	(298,712)
Purchase of intangible assets	(114,822)	(17,012)
Proceeds from disposal of equipment	26,300	143
Net cash used in investing activities	(8,786,247)	(4,622,533)

Cash flows from financing activities:
Proceeds from short-term loans	20,356,259	9,873,845
Repayment of short-term loans	(17,998,554)	(6,100,000)
Repayment of related party borrowings	(23,513)	(39,797)
Net cash provided by financing activities	2,334,192	3,734,048

Foreign currency translation	(2,337,201)	187,057
Net increase in cash, cash equivalents and restricted cash	2,734,473	9,478,871

Cash, cash equivalents and restricted cash, beginning balance	18,322,632	9,129,828
Cash, cash equivalents and restricted cash, ending balance	$21,057,105	$18,608,699

SUPPLEMENTARY DISCLOSURE:
Interest paid	$119,595	$87,953
Income tax paid	$4,415,522	$3,588,250
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$1,946,320	$2,468,173

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amount in USD)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United” or “CUII”), its subsidiaries and variable-interest entity and its subsidiaries (collectively referred to herein, as the “Company”) primarily engage in insurance brokerage and insurance agency services. The Company markets and sells to customers two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through aggregating them into three geographic operating segments, Taiwan, the PRC, and Hong Kong. The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTCQB.

The corporate structure as of June 30, 2022 is as follows:

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
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")
100%
Jiangsu Law Insurance Brokers Co., Limited ("Jiangsu")

On January 31, 2022, Genius Investment Consultant Co., Ltd. (“GIC”), a subsidiary entity of CUII entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC sold and transferred to AIlife 100% of its equity ownership in Joint Insurance Broker Co., Ltd. (“JIB”), a former wholly-owned subsidiary of GIC, resulting in AIlife owning 100% equity interest in JIB. Such exchange of equity interests between CUII’s subsidiaries are under common control of the Company and therefore, they were accounted for at the carrying amount of the equity interests transferred and there was no impact on consolidated financial statements as of and for the three and six months ended June 30, 2022, respectively.

On February 25, 2022, Law Anhou Insurance Agency Co., Ltd. (“Anhou”), a contractually controlled entity of CUII entered into a Share Purchase Agreement with Jiangsu Law Insurance Brokerage Co., Ltd. (“Jiangsu Law”) and third-party buyers, pursuant to which Anhou shall sell and transfer 100% of its equity ownership in Jiangsu Law, a wholly owned subsidiary of Anhou, for a total consideration of $3,262,889 (or RMB 21 million) to the following buyers: Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsourcing Co., Ltd. Anhou has received the first installment of $2,326,615 (RMB 14.7 million) and the second installment of $625,170 (RMB 4.2 million) pursuant to the Share Purchase Agreement, which were recorded under other current liabilities as of June 30, 2022. On July 28, 2022, the Jiangsu Regulatory Bureau of the China Banking and Insurance Regulatory Commission (the “CBIRC Jiangsu Regulatory Bureau”) approved the change of shareholders of Jiangsu Law from Anhou to the aforementioned third-party buyers and accordingly, and therefore Anhou has transferred out the control over Jiangsu Law. As of June 30, 2022, the Company paid severance payment in the amount of $ 651,833(RMB 4.22 million). The total assets from Jiangsu Law as of June 30, 2022 accounted for 0.11% of the total assets of CUII on a consolidated basis, and revenue from Jiangsu Law for the three and six months ended June 30, 2022 were 0.38% and 0.55% of the total revenue of the Company on a consolidated basis, respectively, which were immaterial to the Company’s consolidated financial statements.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

As a result of the Second VIE Agreements, WFOE is considered the primary beneficiary of Anhou and has effective control over Anhou. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries (collectively, the “Consolidated Affiliated Entities” or the “CAE”) are consolidated from the earliest period presented. The Company reviews the VIE’s status on an annual basis and determine if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; and (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses. For the six months ended June 30, 2022 and 2021, no event taken place that would change the Company’s primary beneficiary status.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of June 30, 2022 and December 31, 2021.

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

For the first year commission (FYC), the Company recognizes the revenue when the individuals’ policies are effective. The Company makes the estimation amount to be entitled for annual performance and operating bonus which is based on the FYC. The Company makes an estimation on performance and operation bonus which are based on the accumulated FYC on quarterly basis, and make reconciliation between actual and estimation amount on annual basis. The estimated revenue for the three and six months ended June 30, 2022 were approximately $2.9 million and $5.7 million, and for the three and six months ended June 30, 2021, were approximately $3.5 million and $5.5 million, respectively.

Others includes the contingent commissions for subsequent years, the bonus based on persistency ratio bonus, and service allowances, are considered highly susceptible to factors outside the company’s influence and depend on the actions of third parties (i.e., the subsequent premiums paid by individual policyholders), and the uncertainty can be extended for many years. Considering the high uncertainties, the contingent commissions for subsequent years, the bonus based on persistency ratio, and service allowances will be recognized as revenue based on the actual amount received from the insurance companies after the uncertain event is resolved.

For property and casualty insurance products, the Company recognizes the revenue when the individuals’ policies are effective. The revenue from property and casualty insurance products was 7.5% and 7.3% of total revenue for the three and six months ended June 30, 2022, and was 7.7% and 6.7% of total revenue for the three and six months ended June 30, 2021, respectively.

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

	Average Rate for the six months ended
	June 30,
	2022		2021
	(unaudited)		(unaudited)
Taiwan dollar (NTD)	NTD	28.70306	NTD	28.01126
China yuan (RMB)	RMB	6.47625	RMB	6.46967
Hong Kong dollar (HKD)	HKD	7.82541	HKD	7.76102
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	June 30, 2022
	(unaudited)		December 31, 2021
Taiwan dollar (NTD)	NTD	29.72703	NTD	27.68785
China yuan (RMB)	RMB	6.69637	RMB	6.35877
Hong Kong dollar (HKD)	HKD	7.84644	HKD	7.79713
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of June 30, 2022 and 2021, the Company does not have any potentially dilutive instrument.

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and six months ended June 30, 2022 and 2021, respectively, under the two-class method.

	Three Months Ended June 30,
	2022		2021
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$1,566,487	$51,723	$1,151,737	$39,146

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic	30,286,199	1,000,000	29,421,736	1,000,000
Basic and diluted earnings per share	$0.052	$0.052	$0.039	$0.039

	Six Months Ended June 30,
	2022		2021
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$4,417,237	$145,850	$3,482,891	$118,378

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic	30,286,199	1,000,000	29,421,736	1,000,000
Basic and diluted earnings per share	$0.146	$0.146	$0.118	$0.118

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities :
Stock and mutual funds	$831,395	$—	$—	$831,395
Long-term investments:
REITs	1,147,865	—	—	1,147,865
Total assets measured at fair value	$1,979,260	$—	$—	$1,979,260

	December 31, 2021
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Long-term investments:
REITs	$1,261,482	$—	$—	$1,261,482
Total assets measured at fair value	$1,261,482	$—	$—	$1,261,482

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit, contract assets and accounts receivable. As of June 30, 2022 and December 31, 2021, approximately $2,580,000 and $2,712,000 of the Company’s cash and cash equivalents, time deposits, and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $92,003,000 and $83,446,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended June 30, 2022 and 2021, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended June 30,
	2022		2021
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$9,467,710	30%	$9,185,048	28%
Farglory Life Insurance Co., Ltd.	4,410,388	14%	3,961,983	12%
Taiwan Life Insurance Co., Ltd.	3,673,477	12%	5,923,846	18%

For the six months ended June 30, 2022 and 2021, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Six Months Ended June 30,
	2022		2021
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$17,148,135	27%	$15,785,677	25%
Taiwan Life Insurance Co., Ltd.	8,080,061	13%	13,155,304	21%
Farglory Life Insurance Co., Ltd.	7,841,696	13%	8,481,824	13%

As of June 30, 2022 and December 31, 2021, the Company’s accounts receivable and contract assets from these companies were:

	June 30, 2022
	(unaudited)		December 31, 2021
		% of Total		% of Total
		Accounts		Accounts
		Receivable		Receivable
	Amount	and contract assets	Amount	and contract assets
TransGlobe Life Insurance Inc.	$5,975,007	33%	$8,569,590	32%
Farglory Life Insurance Co., Ltd.	2,147,470	12%	2,729,673	10%
Taiwan Life Insurance Co., Ltd	1,863,694	10%	4,483,343	17%

The Company’s operations are in Taiwan, the PRC, and Hong Kong. Accordingly, the Company’s business, financial condition and results of operations may be influenced by the political, economic, foreign currency exchange and legal environments in the PRC, Hong Kong and Taiwan, and by the state of each economy. The Company’s results of operations may be adversely affected by changes in the political and social conditions in the PRC, Hong Kong and Taiwan, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, and rates and methods of taxation, among other things.

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

NOTE 3 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(unaudited)	December 31, 2021
Cash and cash equivalents:
Cash on hand and in banks	$21,046,411	$18,234,350
Restricted cash – noncurrent	10,694	88,282
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$21,057,105	$18,322,632

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of such Agencies.

NOTE 4 – TIME DEPOSITS

	June 30, 2022
	(unaudited)	December 31, 2021

Total time deposits	$70,126,140	$71,161,391
Less: Time deposits – with original maturities less than three months	—	(6,862,215)
Time deposits – original maturities over three months but less than one year	$70,126,140	$64,299,176

Time Deposits Pledged as Collateral

The Company had a total of $31,551,876 (NTD 937.9 million) and $23,811,616 (NTD 659.3 million) restricted time deposits, respectively, as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, time deposits of $33,639 (NTD 1 million) and $36,117 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $31,518,237 and $23,775,499 pledged as collateral for short-term loans, respectively, as of June 30, 2022 and December 31, 2021. See Note 6.

NOTE 5 – LONG-TERM INVESTMENTS

As of June 30, 2022 and December 31, 2021, the Company’s long-term investments consisted of the following:

	June 30, 2022
	(unaudited)	December 31, 2021
Equity investments under cost method	$1,337,728	$1,435,330
REITs	1,147,865	1,261,482
Total long-term investments	$2,485,593	$2,696,812

Equity Investments under cost method using the measurement alternative

	June 30, 2022
	(unaudited)		December 31, 2021
	Investment		Investment
Investee	Ownership	Amount	Ownership	Amount
Genius Insurance Broker Co., Ltd (“GIB”)	11.73%	$1,292,928	11.73%	$1,388,151
Hainan Haoguan Yucheng Technology Service LLP (“HAINAN”)	9.99%	44,800	9.99%	47,179

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

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of June 30, 2022 and December 31, 2021 were $1,147,865 and $1,261,482, respectively.

Unrealized losses included in earnings for assets held at the end of the reporting periods were $11,610 and $61,635 for the three months ended June 30, 2022 and 2021, and were $28,051 and $82,124 for the six months ended June 30, 2022 and 2021, respectively.

For the three and six months ended June 30, 2022 and 2021, no other-than temporary impairment were recorded related to the long-term investments.

NOTE 6 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of June 30, 2022 and December 31, 2021:

		June 30, 2022
		(unaudited)		December 31, 2021
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.4 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest the 1-month TAIBOR rate plus a margin of 0.46% and matures on April 11, 2023.	Time deposits	$5,247,750	$5,264,570	$9,011,172	$9,047,289
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 2, 2022.	Time deposits	4,000,000	4,642,240	4,000,000	4,984,135
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.7% and matures on May 31, 2023.	Time deposits	200,000	3,065,801	2,200,000	3,065,801
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on January 13, 2023.	Time deposits	2,500,000	2,758,433	1,850,000	2,961,588
$3.4 million (NTD 100 million) revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the FEIB’s adjustable rates for loans plus a margin of 0.6% and matures on January 13, 2023.	Time deposits	3,363,942	3,363,942	—	—
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matured on February 28, 2023.	Time deposits	1,500,000	1,681,971	—	—
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX Fixing rate plus a margin of 0.9% and matures on May 18, 2022.	Time deposits	—	2,293,348	1,540,000	2,481,926
$6.7 million (NTD 200 million) revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.625% and matures on May 31, 2023.	Time deposits	—	3,582,599	234,760	234,760
$3.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIFX3 rate plus a margin of 0.4% and matures on November 30, 2022.	Time deposits	2,490,000	2,611,492	—	1,000,000
$6.7 million (NTD 200 million) revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the E. Sun’s adjustable rates for loans plus a margin of 0.1% and matures on October 15, 2022.	Time deposits	1,214,383	2,253,841	—	—
		$20,516,075	$31,518,237	$18,835,932	$23,775,499

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses for short-term loans incurred were $69,804 and $46,636 for the three months ended June 30, 2022 and 2021, respectively, and were $122,139 and $89,106 for the six months ended June 30, 2022 and 2021, respectively.

NOTE 7 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(unaudited)	December 31, 2021
Taiwan	$11,080,741	$13,793,343
PRC	210,363	210,198
Total commissions payable to sales professionals	$11,291,104	$14,003,541

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(unaudited)	December 31, 2021
Accrued bonus	$4,876,697	$6,645,496
Payroll payable and other benefits	1,889,801	2,188,074
Accrued business tax and tax withholdings	1,658,588	1,903,039
Proceeds from receipts in advance of disposal of a subsidiary	2,822,424	—
Execution fees payable – AIA(Note 10)	—	1,191,858
Other accrued liabilities	1,828,267	2,069,136
Total other current liabilities	$13,075,777	$13,997,603

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $2,555,958 and $4,059,901, respectively, related to cash awards to employees as of June 30, 2022 and December 31, 2021.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the three months ended June 30, 2022 and 2021, the bonus expenses to Law Broker’s officers under the compensation plans were $27,690 and $153,120, respectively, and for the six months ended June 30, 2022 and 2021, the bonus expenses to Law Broker’s officers under the compensation plans were $100,595 and $245,016, respectively.

As of June 30, 2022 and December 31, 2021, the Company had accrued bonus of $2,320,739 and $2,585,595 payable within next 12 months, respectively, related to the compensation plans for Law Broker’s officers. See Note 15 for additional information of agreements with Law Broker’s officers.

NOTE 9 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(unaudited)	December 31, 2021
Due to previous shareholders of AHFL	$504,591	$541,754
Total other liabilities	$504,591	$541,754

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. In March 2021, the Company entered a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. As of June 30, 2022 and December 31, 2021, the amount due to previous shareholders of AHFL were $504,591 and $541,754, respectively.

NOTE 10 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets and contract liabilities from contracts with customers is as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Accounts receivable	$15,139,136	$26,761,678
Contract assets	2,921,951	—
Contract liabilities – current	117,712	—
Contract liabilities – noncurrent	1,441,690	—

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of June 30, 2022 and December 31, 2021, the Company had $2,921,951 and nil of contract assets, respectively.

Contract with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or China United. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee, which was recorded as revenue upon fulfilling certain criteria over the original term of the Alliance Agreement from June 1, 2013 to May 31, 2018. From 2014 to 2017, AHFL has entered into three amendments to the Alliance Agreement with AIATW to further revise certain terms and conditions in the Alliance Agreement, including the extension of the expiration date from May 31, 2018 to December 31, 2021. Pursuant to the Third Amendment to the Alliance Agreement (the “Amendment 3”), both AHFL and AIATW agreed to adjust certain terms and conditions set forth in this amendment, some of which included (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in the Amendment 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD 50 million for the first contract year, NTD 35 million for the second contract year, and NTD 33 million for each contract year thereafter within one month after the termination. Accordingly, for the last contract year of 2021, no revenue was recognized because the Company failed to meet the targets set forth in the Amendment 3 and therefore, the Company shall refund the basic business execution fees of NTD 33 million based on the calculation of VONB and 13-month persistency for the same contract period. On May 6, 2022, AIATW issued a formal letter to the Company and agreed to reduce the refund amount of $1,159,039 (NTD 33.0 million) to $807,127 (NTD 23.1 million), for which the Company has paid to AIATW on May 13, 2022. As of June 30, 2022 and December 31, 2021, the basic business execution fees of nil and $1,191,858 were payable and recorded under other current liabilities, respectively.

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	01/01/2022 - 12/31/2022	NTD	5,000,000	NTD	2,525,341	(1)	NTD	126,268	NTD	2,236,563	(1)	NTD	111,828
Second	01/01/2023 - 12/31/2023	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Third	01/01/2024 - 12/31/2024	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Fourth	01/01/2025 - 12/31/2025	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Fifth	01/01/2026 - 12/31/2026	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Sixth	01/01/2027 - 12/31/2027	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Seventh	01/01/2028 - 12/31/2028	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Eighth	01/01/2029 - 12/31/2029	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Ninth	01/01/2030 - 12/31/2030	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Tenth	01/01/2031 - 12/31/2031	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
TOTAL		NTD	50,000,000	NTD	2,525,341		NTD	126,268	NTD	2,236,563		NTD	111,828
1)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2022 and calculated the revenue amount to be $87,982 (NTD 2,525,341) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized the revenue related to AIATW of $21,856 (NTD 643,244) and nil, net of VAT, for the three months ended June 30, 2022 and 2021, respectively, and $43,991 (NTD 1,262,672) and nil, net of VAT, for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had $1,441,690 and nil of non-current portion of contract liabilities, respectively, and current contract liabilities of $117,712 and nil, respectively, related to the Alliance Agreement.

NOTE 11 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to five years. The Company recorded its operating lease cost of $1,037,946 and $2,122,818 for the three and six months ended June 30, 2022, and $1,056,094 and $2,076,967 for the three and six months ended June 30, 2021, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of June 30, 2022 and December 31, 2021, operating lease right-of-use assets and lease liabilities were as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Right-of-use assets under operating leases	$6,542,188	$6,449,182
Operating lease liabilities – current	3,146,909	3,059,329
Operating lease liabilities – noncurrent	3,321,857	3,298,089

Lease term and discount rate

	June 30, 2022
	(unaudited)		December 31, 2021
Weighted average remaining lease term
Operating lease	2.26	years	2.31	years
Weighted average discount rate
Operating lease	3.22%		2.80%

Supplemental cash flow information related to leases

	Six Months Ended June 30,
	2022(unaudited)	2021(unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$2,128,416	$2,126,670
Amortization of right-of-use assets under operating leases	1,853,315	1,870,255

The minimum future lease payments as of June 30, 2022 are as follows:

Amount
2022 (remainder of year)	1,751,599
2023	2,875,945
2024	1,673,884
2025	352,785
2026	11,435
Thereafter	—
Total minimum lease payments	6,665,648
Less: Interest	(196,882)
Present value of future minimum lease payments	$6,468,766

NOTE 12 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of June 30, 2022 and December 31, 2021:

	% of Non-			Other	June 30,
	controlling	December 31,	Net Income	Comprehensive	2022
Name of Entity	Interest	2021	(Loss)	Loss	(unaudited)
Law Enterprise	34.05%	$(676,166)	$(128,474)	$(8,905)	(813,545)
Law Broker	34.05%	31,016,203	2,685,197	(2,164,075)	31,537,325
Uniwill	50.00%	48,802	536,675	(45,512)	539,965
Rays	1.00%	(6,461)	(202)	—	(6,663)
PFAL	49.00%	364,056	2,334	(1,184)	365,206
MKI	49.00%	(327,119)	(712)	—	(327,831)
Total		$30,419,315	$3,094,818	$(2,219,676)	$31,294,457

	% of Non-			Other	Impact from
	controlling	December 31,	Net Income	Comprehensive	Liquidation of	December 31,
Name of Entity	Interest	2020	(Loss)	Income (Loss)	PA Taiwan	2021
Law Enterprise	34.05%	$(414,957)	$(264,642)	$3,433	$—	$(676,166)
Law Broker	34.05%	25,177,272	5,444,673	394,258	—	31,016,203
Uniwill	50.00%	(421,035)	466,934	2,903	—	48,802
Rays	1.00%	(5,772)	(689)	—	—	(6,461)
PFAL	49.00%	423,978	(63,441)	3,519	—	364,056
MKI	49.00%	(732)	(161,090)	—	(165,297)	(327,119)
PA Taiwan	49.00%	(163,013)	1,102	(3,386)	165,297	—
Total		$24,595,741	$5,422,847	$400,727	$—	$30,419,315

NOTE 13 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
U.S. statutory rate	21%	21%
Tax rate difference	(4)%	(1)%
Change in valuation allowance	5%	6%
Income tax on undistributed earnings	3%	4%
Utilization of deferred tax assets not previously recognized	(10)%	—%
Reversal of deferred tax assets not previously recognized	—%	2%
Non-deductible and non-taxable items	13%	(3)%
True up of prior year income tax	(1)%	3%
Other	—%	—%
Effective tax rate	27%	32%

	Six Months Ended June 30,
	2022	2021
	(unaudited)	(unaudited)
U.S. statutory rate	21%	21%
Tax rate difference	(3)%	(1)%
Change in valuation allowance	7%	5%
Income tax on undistributed earnings	3%	4%
Utilization of deferred tax assets not previously recognized	(5)%	—%
Non-deductible and non-taxable items	5%	(1)%
Other	(2)%	—%
Effective tax rate	26%	28%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and subject to a statutory tax rate on income reported in the statutory financial statements at 20% and a tax on undistributed earnings at 5%. The Company had no plan to distribute earnings earned for the years ended December 2021 and 2020, and the tax on undistributed earnings on entities in Taiwan of 5% was estimated. As of June 30, 2022 and December 31, 2021, the Company had current tax payable of $2,798,375 and $3,703,412 for Taiwan income tax, respectively.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. As of June 30, 2022 and December 31, 2021, the Company had current tax payable of $243,653 and nil for PRC income tax.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law and subject to two-tiered profits tax regime. The first HK$2 million assessable profits is taxed at 8.25% and any assessable profits over HK$2 million is taxed at 16.25%. As of June 30, 2022 and December 31, 2021, the Company had current tax payable of nil and $9,756 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, we recorded the one-time transition tax $1,199,195 in eight annual installments for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of June 30, 2022 and December 31, 2021, the Company had current tax payable of $239,839 and $179,879, and noncurrent tax payable of $299,797 and $539,636 for U.S. income tax.

NOTE 14 – RELATED PARTY TRANSACTIONS

The following summarized the Company’s loans payable related parties as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	(unaudited)	December 31, 2021
Due to Ms. Lu (A shareholder of Anhou)	$—	$41,311
Others	25,177	9,220
Total	$25,177	$50,531

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

With respect to due to bonus to officers, please refer to Note 8; and due to AHFL previous shareholders, please refer to Note 9.

There was no other material related party transactions other than those disclosed above.

NOTE 15– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 11.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Notes 4 and 6.

Appointment agreement

On June 30, 2022, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she served and will continue serving as the president of Law Broker from December 21, 2021 to June 29, 2025. Ms. Lee’s primary responsibilities included 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, 6) other matters assigned by the board of directors. According to the appointment agreement, Ms. Lee’s compensation plan included: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and six months ended June 30, 2022  the Company has recorded the compensation expense of $33,686 and $106,591 under the appointment agreement, respectively. For the three and six months ended June 30, 2021, the Company has recorded the compensation expense of $51,999 and $114,207 under the appointment agreement, respectively.

Engagement agreement

On December 23, 2021, Law Broker entered into a new engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which she served and will continue serving as the general manager of Law Broker from December 23, 2021 to December 22, 2024. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans shall include: 1) execution, 2) long-term service fees and 3) non-competition. The payment of such bonuses will only occur upon satisfaction of certain conditions and subject to the terms in the engagement agreement. Ms. Chao has agreed to act as the general manager or equivalent position of Law Broker for a term of at least three years. For the three and six months ended June 30, 2021, the Company has recorded the compensation expense of $101,120 and $130,809 under the engagement agreement, respectively.

NOTE 16 –VARIABLE INTEREST ENTITIES

The carrying amounts of the assets, liabilities and the results of operations of the VIE and its subsidiaries (i.e., Zhengzhou Zhonglia Hengfu Business Consulting Co., Limited and its subsidiaries) included in the Company’s consolidated balance sheets and statements of comprehensive loss after the elimination of intercompany balances and transactions among VIE and its subsidiaries within the Company are as follows:

	June 30, 2022
(Amount in USD)	(unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,697,290	$1,001,974
Accounts receivable and notes receivable	394,118	455,884
Other current assets	142,636	120,113
Total current assets	3,234,044	1,577,971

Right-of-use assets under operating leases	1,201,190	1,528,856
Property and equipment, net	171,299	199,056
Prepaid expenses - intangible assets	18,706	9,377
Long-term investments	44,800	47,179
Restricted cash – noncurrent	364	72,870
Registered capital deposits	1,045,342	1,100,842
Deferred tax assets	—	74,709
Other assets	79,718	83,951
TOTAL ASSETS	$5,795,463	$4,694,811

LIABILITIES
Current liabilities
Commissions payable to sales professionals	$210,363	$210,198
Income tax payable	243,653	—
Operating lease liabilities-current	437,166	500,720
Other current liabilities	3,303,706	617,018
Due to related parties - Ms. Lu (the shareholder of Anhou)	—	41,311
Total current liabilities	4,194,888	1,369,247

Operating lease liabilities - noncurrent	665,380	908,971
TOTAL LIABILITIES	$4,860,268	$2,278,218

	Three Months Ended June 30,
(Amount in USD)	2022	2021
Revenue	$1,085,112	$1,265,100
Net loss	(1,242,663)	(252,265)

	Six Months Ended June 30,
(Amount in USD)	2022	2021
Revenue	$2,432,928	$3,216,569
Net loss	(1,444,609)	(303,046)

	Six Months Ended June 30,
(Amount in USD)	2022	2021
Net cash used in operating activities	(1,066,630)	(574,243)
Net cash provided by (used in) investing activities	2,912,361	(75,523)
Net cash used in financing activities	(40,562)	(38,642)

The VIE contributed $1,085,112 and $2,432,928 of the Company’s consolidated revenue for the three and six months ended June 30, 2022, and contributed $1,265,100 and $3,216,569 of the Company’s consolidated revenue for the three and six months ended June 30, 2021, respectively, after elimination of inter-company transactions.

As of June 30, 2022, there was no pledge or collateralization of the VIE’s assets that can only be used to settle obligations of the VIE, other than the share pledge agreements, restricted cash and registered capital deposits. Other than the amounts due to the Company and its non-VIE subsidiaries (which are eliminated upon consolidation), the creditors of the VIEs’ third-party liabilities did not have recourse to the general credit of the Company in normal course of business. The Company did not provide or intend to provide financial or other supports not previously contractually required to the VIEs during the years presented.

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

The geographical distributions of the Company’s financial information for the three and six months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
	(unaudited)	(unaudited)
	2022	2021
Geographical Areas
Revenue
Taiwan	$31,563,292	$32,271,253
PRC	1,085,112	1,265,100
Hong Kong	129	28,436
Elimination adjustment	(992,825)	(591,109)
Total revenue	$31,655,708	$32,973,680

Income (loss) from operations
Taiwan	$3,865,743	$3,169,768
PRC	(949,648)	(294,490)
Hong Kong	(38,347)	(11,320)
Elimination adjustment	244,035	287,379
Total income from operations	$3,121,783	$3,151,337

Non operating income (expense)
Taiwan	$955,462	$365,564
PRC	210,146	(147,418)
Hong Kong	(4,792)	2
Elimination adjustment	(191,480)	(230,660)
Total non-operating income (expense)	$969,336	$(12,512)

Net income (loss)
Taiwan	$3,951,106	$2,488,501
PRC	(989,924)	(401,328)
Hong Kong	(39,992)	(10,385)
Elimination adjustment	52,557	60,439
Total net income	$2,973,747	$2,137,227

	Six Months Ended June 30,
	(unaudited)	(unaudited)
	2022	2021
Geographical Areas
Revenue
Taiwan	$62,068,649	$61,122,753
PRC	2,432,928	3,216,569
Hong Kong	82,951	139,421
Elimination adjustment	(1,948,297)	(974,946)
Total revenue	$62,636,231	$63,503,797

Income (loss) from operations
Taiwan	$9,079,266	$7,860,497
PRC	(1,105,567)	(298,408)
Hong Kong	54	50,173
Elimination adjustment	461,845	425,729
Total income from operations	$8,435,598	$8,037,991

Non operating income (expense)
Taiwan	$1,815,989	$953,033
PRC	466,731	(51,266)
Hong Kong	4,710	(116)
Elimination adjustment	(365,854)	(365,229)
Total non-operating income	$1,921,576	$536,422

Net income (loss)
Taiwan	$8,521,275	$6,421,991
PRC	(964,126)	(354,410)
Hong Kong	4,764	45,927
Elimination adjustment	95,992	60,501
Total net income	$7,657,905	$6,174,009

The geographical distribution of the Company’s financial information as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022
	(unaudited)	December 31, 2021
Geographical Areas
Reportable assets
Taiwan	$190,710,314	$195,981,770
PRC	13,423,727	12,326,308
Hong Kong	748,064	756,692
Elimination adjustment	(77,331,531)	(81,283,249)
Total reportable assets	$127,550,574	$127,781,521

Long-lived assets
Taiwan	$7,026,927	$6,784,644
PRC	1,372,490	1,727,911
Hong Kong	1,008	1,287
Elimination adjustment	(2,909)	(2,905)
Total long-lived assets	$8,397,516	$8,510,937

Capital investments (CAPEX cash flows)
Taiwan	$418,182	$595,591
PRC	32,294	79,203
Hong Kong	—	154
Total capital investments	$450,476	$674,948

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

On August 2, 2022, U.S. House Speaker Nancy Pelosi (“Pelosi”) visited Taiwan, which marked the first time that a U.S. House speaker has visited Taiwan in 25 years. China’s military announced it was conducting military exercises in response to Pelosi’s visit, including joint air and sea drills and live-fire exercises near Taiwan. The government of the P.R.C. asserts sovereignty over Taiwan, and does not recognize the legitimacy of the R.O.C. government. Therefore, Pelosi’s visit may affect the direction of economic and political developments and negatively impact the economic and political environment in Taiwan. Relations between the R.O.C. and the P.R.C. and other factors affecting the political or economic conditions in Taiwan could have an adverse effect on the Company’s financial condition and results of operations, all of which are not within the Company’s control and the Company may not be able to accurately predict at this time.

NOTE 19 – SUBSEQUENT EVENTS

The Company has evaluated all subsequent events through the date these consolidated financial statements were issued and determine that there were no subsequent events or transactions that require recognition or disclosures in the consolidated financial statements, except for the following:

As disclosed in Note 1, the CBIRC Jiangsu Regulatory Bureau approved the change of shareholders of Jiangsu Law from Anhou to the third party buyers on July 28, 2022 and accordingly, Anhou has transferred out the control over Jiangsu Law. As of August 11, the Company received  the final installment in the amount of $311,104 (RMB 2,100,000).

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

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and PRC. The Company also provides reinsurance brokerage services and insurance consulting services in Hong Kong and Taiwan. The percentage of reinsurance brokerage services and insurance consulting services is less than 1% of our total revenue. The insurance products that the Company’s subsidiaries sell are underwritten by some of the leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total revenue from Taiwan segment’s sales of life insurance products were 89.4% and 88.6% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of life insurance products were 3.0% and 3.7% of total revenue for the three months ended June 30, 2022 and 2021, respectively.

Total revenue from Taiwan segment’s sales of life insurance products were 89.3% and 88.3% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of life insurance products were 3.3% and 4.8% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

In addition to the periodic premium payment schedules, most of the individual life insurance products we distribute also allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time. This means that once the Company sells a life insurance policy with a periodic premium payment schedule, it will be able to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustainable growth of life insurance sales in the PRC and Taiwan, we have invested significant resources ever since the incorporation of Anhou and Law Broker on developing our capability to distribute individual life insurance products with periodic payment schedules. We expect that sales of life insurance products will continue being our primary source of revenue in the next several years.

(2)	Property and Casualty Insurance Products

Total revenue from Taiwan segment’s sales of property and casualty insurance products were 7.1% and 7.5% of total revenue for the three months ended June 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of property and casualty insurance products were 0.4% and 0.2% of total revenue for the three months ended June 30, 2022 and 2021, respectively.

Total revenue from Taiwan segment’s sales of property and casualty insurance products were 6.7% and 6.4% of total revenue for the six months ended June 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of property and casualty insurance products were 0.6% and 0.3% of total revenue for the six months ended June 30, 2022 and 2021, respectively.

As the impacts of COVID-19 and its duration remain uncertain, we have been monitoring and will continue to measure and modify our business attempting to keep our customers, sales professionals and employees healthy and safe. The extent of the COVID-19 impact to the Company will depend on numerous factors and developments. Consequently, any potential impacts of COVID-19 remain highly uncertain and cannot be predicted with confidence.

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

Results of Operations- Three Months ended June 30, 2022 Compared to Three Months ended June 30, 2021

The following table shows the results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$31,655,708	$32,973,680	$(1,317,972)	(4.0)%
Cost of revenue	21,329,935	23,536,213	(2,206,278)	(9.4)%
Gross profit	10,325,773	9,437,467	888,306	9.4%
Gross profit margin	32.6%	28.6%	4.0%	14.0%

Operating expenses:
Selling	433,681	96,297	337,384	350.4%
General and administrative	6,770,309	6,189,833	580,476	9.4%
Total operating expenses	7,203,990	6,286,130	917,860	14.6%

Income from operations	3,121,783	3,151,337	(29,554)	(0.9)%

Other income (expenses):
Interest income	161,075	129,779	31,296	24.1%
Interest expenses	(69,804)	(46,636)	(23,168)	49.7%
Foreign currency exchange gain (loss), net	704,463	(427,652)	1,132,115	(264.7)%
Dividend income	212,369	251,328	(38,959)	(15.5)%
Other - net	(38,767)	80,669	(119,436)	(148.1)%
Total other income (expenses), net	969,336	(12,512)	981,848	(7,847.3)%

Income before income taxes	4,091,119	3,138,825	952,294	30.3%
Income tax expense	(1,117,372)	(1,001,598)	(115,774)	11.6%

Net income	2,973,747	2,137,227	836,520	39.1%
Net income attributable to noncontrolling interests	(1,355,537)	(946,344)	(409,193)	43.2%
Net income attributable to China United’s shareholders	1,618,210	1,190,883	427,327	35.9%

Other comprehensive items, net of tax:	(3,551,754)	1,698,987	(5,250,741)	(309.1)%

Comprehensive income (loss)	(578,007)	3,836,214	(4,414,221)	(115.1)%
Comprehensive loss attributable to noncontrolling interests	(177,697)	(1,495,321)	1,317,624	(88.1)%
Comprehensive income (loss) attributable to China United’s shareholders	$(755,704)	$2,340,893	$(3,096,597)	(132.3)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong.

We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended June 30, 2022 and 2021, the revenues generated from Taiwan, PRC and Hong Kong were as follows:

Geographic Areas	Three Months Ended June 30,
	2022	2021	Change	Percent
Revenue
Taiwan segment	$30,570,467	$31,680,144	$(1,109,677)	(3.5)%
Percentage of revenue	96.6%	96.1%
PRC segment	1,085,112	1,265,100	(179,988)	(14.2)%
Percentage of revenue	3.4%	3.8%
Hong Kong segment	129	28,436	(28,307)	(99.5)%
Percentage of revenue	—%	0.1%
Total revenue	$31,655,708	$32,973,680	$(1,317,972)	(4.0)%

Revenue from our Taiwan segment decreased by $1.1 million from $31.7 million for the three months ended June 30, 2021 to $30.6 million for the three months ended June 30, 2022. The revenue in local currency was increased due to the performance and operation bonus resulting from the sales of insurance products increase from Uniwill but partially offset by the decrease in commission revenue from Lawbroker. Another reason is the substantial depreciation of the New Taiwan Dollar against the U.S. dollar has offset the above increase and further caused the decrease in the revenue.

Revenue from our PRC segment decreased by $0.2 million from $1.3 million for the three months ended June 30, 2021 to $1.1 million for the three months ended June 30, 2022. The overall insurance industry environment was declining during 2022 in PRC and customers in PRC were less willing to buy those insurance products in 2022, which resulted in the decrease of revenue in the PRC segment.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Revenue decrease from our Hong Kong segment for the three months ended June 30, 2022 continued compared to that of the three months ended June 30, 2021 due to the termination of certain of our reinsurance agreements and the discontinuation of travel insurance.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue decreased by $2.2 million from $23.5 million for the three months ended June 30, 2021 to $21.3 million for the three months ended June 30, 2022. The decrease in the cost of revenue was mainly resulted from the revenue decrease of Lawbroker and therefore decreased the commissions paid to the agents accordingly, and also influenced by the foreign exchange fluctuation from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar.

In addition, the Company received the additional bonuses provided by the insurance companies which did not incur cost of commissions paid to sales agents. Consequently, the gross profit margin increased from 28.6% for the three months ended June 30, 2021 to 32.6% for the three months ended June 30, 2022.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the three months ended June 30, 2022, selling expenses were $0.4 million, reflecting an increase of $ 0.3 million, compared with $0.1 million of selling expenses for the three months ended June 30, 2021. The increase in the selling expenses was caused by the marketing activities during the three months ended June 30, 2022. For the same period in 2021, the adverse impact from the outbreak of COVID-19 in Taiwan had substantially restricted our marketing activities in Taiwan, leading to less selling expenses in such period.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. For the three months ended June 30, 2022, G&A expenses were $6.8 million, reflecting an increase of $0.6 million, compared with $6.2 million of G&A expenses for the three months ended June 30, 2021. The increase in G&A expenses was mainly due to the recognition of severance pay arising from the disposal of subsidiary Jiangsu Law in the three months ended June 30, 2022.

Other income (expenses)

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Other income were $1.0 million, reflecting an increase of $1.0 million, compared with the other income (expenses) of $0.0 million for the three months ended June 30, 2021. The increase in other income was mainly due to foreign currency exchange gain recognized from foreign currency time deposits assets and intercompany receivable and payable because of the substantial depreciation of the New Taiwan Dollar against the U.S. dollar and Chinese Yuan during the second quarter of 2022.

Income tax expense

For the three months ended June 30, 2022, income tax expense was $1.1 million, reflecting an increase of $0.1 million or 11.6%, compared with the income tax expense of $1.0 million for the three months ended June 30, 2021. The increase in tax expenses was mainly due to the increase in revenues generated in the Taiwan segment. In addition, the recognition of estimated tax expenses for the disposal of a subsidiary also contributed to the increase in income tax expenses.

Other comprehensive items

Other comprehensive items mainly consisted of foreign currency translation gain or loss. The foreign currency translation loss was $3.6 million, reflecting a decrease of $5.3 million, compared with foreign currency translation gain of $1.7 million for the three months ended June 30, 2021. The decrease was mainly due to a larger foreign currency translation loss resulted from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar for the three months ended June 30, 2022.

Results of Operations- Six Months ended June 30, 2022 Compared to Six Months ended June 30, 2021

The following table shows the results of operations for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$62,636,231	$63,503,797	$(867,566)	(1.4)%
Cost of revenue	40,339,454	42,509,645	(2,170,191)	(5.1)%
Gross profit	22,296,777	20,994,152	1,302,625	6.2%
Gross profit margin	35.6%	33.1%	2.5%	7.6%

Operating expenses:
Selling	1,117,831	676,074	441,757	65.3%
General and administrative	12,743,348	12,280,087	463,261	3.8%
Total operating expenses	13,861,179	12,956,161	905,018	7.0%

Income from operations	8,435,598	8,037,991	397,607	4.9%

Other income (expenses):
Interest income	266,052	213,777	52,275	24.5%
Interest expenses	(122,139)	(89,106)	(33,033)	37.1%
Foreign currency exchange gain (loss), net	1,442,013	(99,186)	1,541,199	(1,553.8)%
Dividend income	212,369	251,328	(38,959)	(15.5)%
Other - net	123,281	259,609	(136,328)	(52.5)%
Total other income, net	1,921,576	536,422	1,385,154	258.2%

Income before income taxes	10,357,174	8,574,413	1,782,761	20.8%
Income tax expense	(2,699,269)	(2,400,404)	(298,865)	12.5%

Net income	7,657,905	6,174,009	1,483,896	24.0%
Net income attributable to noncontrolling interests	(3,094,818)	(2,572,740)	(522,078)	20.3%
Net income attributable to China United’s shareholders	4,563,087	3,601,269	961,818	26.7%

Other comprehensive items, net of tax:	(6,665,249)	508,052	(7,173,301)	(1,412.0)%

Comprehensive income	992,656	6,682,061	(5,689,405)	(85.1)%
Comprehensive loss attributable to noncontrolling interests	(875,142)	(2,758,642)	1,883,500	(68.3)%
Comprehensive income attributable to China United’s shareholders	$117,514	$3,923,419	$(3,805,905)	(97.0)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the six months ended June 30, 2022 and 2021, the revenues generated from Taiwan, PRC and Hong Kong were as follows:

Geographic Areas	Six Months Ended June 30,
	2022	2021	Change	Percent
Revenue
Taiwan segment	$60,120,352	$60,147,807	$(27,455)	—%
Percentage of revenue	96.0%	94.7%
PRC segment	2,432,928	3,216,569	(783,641)	(24.4)%
Percentage of revenue	3.9%	5.1%
Hong Kong segment	82,951	139,421	(56,470)	(40.5)%
Percentage of revenue	0.1%	0.2%
Total revenue	$62,636,231	$63,503,797	$(867,566)	(1.4)%

Revenue from our Taiwan segment for the six months ended June 30, 2022 remained consistent with that of the same period in 2021.

Revenue from our PRC segment decreased by $0.8 million from $3.2 million for the six months ended June 30, 2021 to $2.4 million for the six months ended June 30, 2022. The overall insurance industry environment in PRC was declining during 2022 and customers in PRC were less willing to buy those insurance products in 2022, which resulted in the decrease of revenue in the PRC segment.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life for risk management. Decrease in revenue from our Hong Kong segment for the six months ended June 30, 2022 continued compared to that of the six months ended June 30, 2021 due to the termination of certain reinsurance agreements and the discontinuation of travel insurance.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue decreased by $2.2 million from $42.5 million for the six months ended June 30, 2021 to that of $40.3 million for the six months ended June 30, 2022. The decrease in the cost of revenue was mainly resulted from the revenue decrease of Lawbroker and therefore decreased the commissions paid to the agents accordingly, and also influenced by the foreign exchange fluctuation from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar.

In addition, the Company received the additional bonuses provided by the insurance companies which did not incur cost of commissions paid to sales agents. Consequently, the gross profit margin increased from 33.1% for the six months ended June 30, 2021 to 35.6% for the six months ended June 30, 2022.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with online marketing and advertising. For the six months ended June 30, 2022, selling expenses were $1.1 million, reflecting an increase of $ 0.4 million, compared with that of $0.7 million of selling expenses for the six months ended June 30, 2021. The increase in the selling expenses was caused by the increase of marketing activities during the six months ended June 30, 2022. For the same period in 2021, the adverse impact from the outbreak of COVID-19 in Taiwan had substantially restricted our marketing activities in Taiwan, resulting in less selling expenses during the six months ended June 30, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. For the six months ended June 30, 2022, the G&A expenses were $12.7 million, reflecting an increase of $0.45 million, compared with that of $12.32 million for the six months ended June 30, 2021. The increase in G&A expenses was mainly due to the recognition of severance pay arising from the disposal of subsidiary Jiangsu Law during the six months ended June 30, 2022.

Other income (expenses)

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets, and foreign currency exchange gain or loss. Other income during the six months ended June 30, 2022 was $1.9 million, reflecting an increase of $1.4 million, compared with that of $0.5 million for the six months ended June 30, 2021. The increase in other income was mainly due to foreign currency exchange gain recognized from foreign currency time deposit assets because of the substantial depreciation of the New Taiwan Dollar against the U.S. dollar and Chinese Yuan during the first six months of 2022.

Income tax expense

For the six months ended June 30, 2022, income tax expense was $2.7 million, reflecting an increase of $0.3 million or 12.5%, compared with that of $2.4 million for the six months ended June 30, 2021. The increase in income tax expenses was mainly due to the increase in revenues generated in the Taiwan segment during the first six months of 2022 and the estimated tax expenses recognized for the disposal gain of the subsidiary in Jiangsu Law.

Other comprehensive items

Other comprehensive items mainly consisted of foreign currency translation gain or loss. Foreign currency translation loss were $6.7 million, reflecting a decrease of $7.2 million, compared with foreign currency translation gain of $0.5 million for the six months ended June 30, 2021. The decrease was mainly due to a larger foreign currency translation loss resulted from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar for the six months ended June 30, 2022.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the six-month periods ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change	Percent
Net cash provided by operating activities	$11,523,729	$10,180,299	$1,343,430	13.2%
Net cash used in investing activities	(8,819,676)	(4,622,533)	(4,197,143)	90.8%
Net cash provided by financing activities	2,334,192	3,734,048	(1,399,856)	(37.5)%

Operating activities

Net cash provided by operating activities during the six months ended June 30, 2022 was $11.5 million, reflecting an increase of $1.3 million or 13.2% in comparison with that of $10.2 million during the six months ended June 30, 2021. The increase in cash inflows was mainly due to the higher net income and collection from accounts receivable for the six months ended June 30, 2022 compared with that of the same period in 2021.

Investing activities

Net cash used in investing activities during the six months ended June 30, 2022 was $8.8 million, reflecting an increase of $4.2 million or 90.8% in comparison with that of $4.6 million for the six months ended June 30, 2021. Increases in the cash used in the investing activities mainly resulted from the increase of the purchases of marketable securities and time deposits, and the decrease of proceeds from maturities of time deposits during six months ended June 30, 2022. However, the cash outflow was partially offset by proceeds from receipts in advance of disposal of a subsidiary.

Financing activities

Net cash provided by financing activities was $2.3 million during the six months ended June 30, 2022, which decreased by $1.4 million from that of $3.7 million during the same period of 2021. The decrease was mainly due to the decrease in the net proceeds from additional borrowings under the revolving credit agreements and partially offset by the decrease of repayment of related party borrowings during the six months ended June 30, 2022.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2021 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of June 30, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2022. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2021. The material weaknesses have not been remediated as of June 30, 2022. We continue to work on the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2021 Form 10-K are fully implemented and concluded to be operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the three months ended June 30, 2022, we were not aware of any other legal proceedings or claims that we believed would have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business, such as labor and employment disputes. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

China United Insurance Service, Inc.

Date: August 15, 2022	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)