Form 10-Q
period 2022-09-30
China United Insurance Service, Inc.
filed 2022-11-14
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of September 30, 2022, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Amount in USD)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$14,461,123	$18,234,350
Time deposits	71,563,061	64,299,176
Accounts receivable	14,499,574	26,761,678
Contract assets	5,518,599	—
Marketable securities	753,345	—
Other current assets	873,505	1,207,496
Total current assets	107,669,207	110,502,700

Right-of-use assets under operating leases	7,455,797	6,449,182
Property and equipment, net	1,563,003	2,061,755
Intangible assets, net	294,088	333,118
Long-term investments	2,301,718	2,696,812
Restricted cash – noncurrent	14,939	88,282
Deferred tax assets	1,006,604	909,032
Other assets	4,164,320	4,740,640
TOTAL ASSETS	$124,469,676	$127,781,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$10,616,215	$14,003,541
Short-term loans	20,033,483	18,835,932
Contract liabilities - current	87,097	—
Income tax payable - current	2,365,627	3,893,047
Operating lease liabilities - current	3,420,600	3,059,329
Due to related parties	6,593	50,531
Other current liabilities	8,881,520	13,997,603
Total current liabilities	45,411,135	53,839,983

Contract liabilities - noncurrent	1,348,875	—
Income tax payable - noncurrent	299,797	539,636
Operating lease liabilities - noncurrent	3,961,006	3,298,089
Net defined benefit liabilities - noncurrent	339,163	389,198
Other liabilities	472,106	541,754
TOTAL LIABILITIES	51,832,082	58,608,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 30,286,199 issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	303	303
Additional paid-in capital	9,296,953	9,296,953
Statutory reserves	11,091,633	11,101,064
Retained earnings	25,162,731	13,690,368
Accumulated other comprehensive (loss) income	(4,327,301)	4,664,848
Total stockholders’ equity attributable to China United’s shareholders	41,224,329	38,753,546
Noncontrolling interests	31,413,265	30,419,315
TOTAL STOCKHOLDERS’ EQUITY	72,637,594	69,172,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$124,469,676	$127,781,521

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Amount in USD)	2022	2021	2022	2021
Revenue	$32,648,269	$31,629,500	$95,284,500	$95,133,297
Cost of revenue	20,014,864	17,066,959	60,354,318	59,576,604

Gross profit	12,633,405	14,562,541	34,930,182	35,556,693

Operating expenses (income):
Selling	872,974	397,628	1,990,805	1,073,702
General and administrative	6,351,001	7,189,914	19,094,349	19,470,001
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—	(3,262,890)	—
Total operating expense (income), net	3,961,085	7,587,542	17,822,264	20,543,703

Income from operations	8,672,320	6,974,999	17,107,918	15,012,990

Other income (expenses):
Interest income	232,343	116,277	498,395	330,054
Interest expenses	(107,046)	(47,701)	(229,185)	(136,807)
Foreign currency exchange gain (loss), net	1,240,704	(31,341)	2,682,717	(130,527)
Dividend income	7,521	499	219,890	251,827
Other - net	4,574	253,960	127,855	513,569
Total other income, net	1,378,096	291,694	3,299,672	828,116

Income before income taxes	10,050,416	7,266,693	20,407,590	15,841,106
Income tax expense	(866,461)	(1,908,078)	(3,565,730)	(4,308,482)

Net income	9,183,955	5,358,615	16,841,860	11,532,624
Less: net income attributable to noncontrolling interests	(2,284,110)	(2,338,903)	(5,378,928)	(4,911,643)
Net income attributable to China United’s shareholders	6,899,845	3,019,712	11,462,932	6,620,981

Other comprehensive items, net of tax:
Foreign currency translation gain (loss)	(6,711,878)	208,852	(13,377,127)	716,540
Other	—	(1)	—	363
Total other comprehensive gain (loss)	(6,711,878)	208,851	(13,377,127)	716,903

Comprehensive income	2,472,077	5,567,466	3,464,733	12,249,527
Less: comprehensive income attributable to noncontrolling interests	(118,808)	(2,404,539)	(993,950)	(5,163,181)

Comprehensive income attributable to China United’s shareholders	$2,353,269	$3,162,927	$2,470,783	$7,086,346

Weighted average shares outstanding:
Basic and diluted	30,286,199	29,421,736	30,286,199	29,421,736

Earnings per share attributable to common stockholders of China United:
Basic and diluted	$0.220	$0.099	$0.366	$0.218

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (loss)	Earnings	Total	Interests	Equity
Balance June 30, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,091,448	$219,275	$18,263,071	$38,871,060	$31,294,457	$70,165,517

Appropriation of reserves	—	—	—	—	—	185	—	(185)	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(4,546,576)	—	(4,546,576)	(2,165,302)	(6,711,878)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	6,899,845	6,899,845	2,284,110	9,183,955

Balance September 30, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,091,633	$(4,327,301)	$25,162,731	$41,224,329	$31,413,265	$72,637,594

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (loss)	Earnings	Total	Interests	Equity
Balance December 31, 2021	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$4,664,848	$13,690,368	$38,753,546	$30,419,315	$69,172,861

Reversal of reserves	—	—	—	—	—	(9,431)	—	9,431	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(8,992,149)	—	(8,992,149)	(4,384,978)	(13,377,127)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	11,462,932	11,462,932	5,378,928	16,841,860

Balance September 30, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,091,633	$(4,327,301)	$25,162,731	$41,224,329	$31,413,265	$72,637,594

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (loss)	Earnings	Total	Interests	Equity
Balance June 30, 2021	29,421,736	$294	1,000,000	$10	$8,190,449	$10,731,421	$4,211,579	$11,431,159	$34,564,912	$27,354,383	$61,919,295

Common stock-based compensation granted	—	—	—	—	1,106,513	—	—	—	1,106,513	—	1,106,513
Foreign currency translation gain	—	—	—	—	—	—	143,215	—	143,215	65,637	208,852
Other comprehensive loss	—	—	—	—	—	—	—	—	—	(1)	(1)
Net income	—	—	—	—	—	—	—	3,019,712	3,019,712	2,338,903	5,358,615

Balance September 30, 2021	29,421,736	$294	1,000,000	$10	$9,296,962	$10,731,421	$4,354,794	$14,450,871	$38,834,352	$29,758,922	$68,593,274

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (loss)	Earnings	Total	Interests	Equity
Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Appropriation of reserves	—	—	—	—	—	1,267,518	—	(1,267,518)	—	—	—
Common stock-based compensation granted	—	—	—	—	1,106,513	—	—	—	1,106,513	—	1,106,513
Foreign currency translation gain	—	—	—	—	—	—	465,125	—	465,125	251,415	716,540
Other comprehensive income	—	—	—	—	—	—	240	—	240	123	363
Net income	—	—	—	—	—	—	—	6,620,981	6,620,981	4,911,643	11,532,624

Balance September 30, 2021	29,421,736	$294	1,000,000	$10	$9,296,962	$10,731,421	$4,354,794	$14,450,871	$38,834,352	$29,758,922	$68,593,274

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in USD)	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$16,841,860	$11,532,624
Adjustments to reconcile net income to net cash provided by operating activities
Noncash stock-based compensation	—	1,106,513
Depreciation and amortization	847,915	880,555
Amortization of right-of-use assets	2,772,819	2,724,822
Amortization of bond premium	—	58
Gain on sales of financial assets	—	(198,637)
Loss on valuation of financial assets	310,244	224,609
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—
(Gain) loss on disposals of equipment	(3,637)	72
Deferred income tax	(369,595)	103,153
Unrealized foreign currency exchange gains	(762,517)	—
Net changes in operating assets and liabilities:
Accounts receivable	9,595,151	8,334,483
Contract assets	(5,991,389)	(2,844,090)
Other current assets	95,716	214,284
Other assets	202,577	(666,789)
Commission payable to sales professionals	(1,727,941)	(3,259,115)
Contract liabilities	1,558,995	—
Income tax payable	(1,455,124)	(118,475)
Other current liabilities	(3,323,080)	(5,368,199)
Other liabilities	—	(558,400)
Lease liabilities	(3,095,389)	(3,138,759)
Net cash provided by operating activities	12,233,715	8,968,709

Cash flows from investing activities:
Purchases of time deposits	(79,397,492)	(61,420,198)
Proceeds from maturities of time deposits	63,299,359	56,760,207
Acquisition of equity investments under cost method using the measurement alternative	—	(46,372)
Purchases of marketable securities	(1,074,416)	(1,158,903)
Proceeds from sales of marketable securities	—	2,246,589
Proceeds from sales of long-term investments - REITs	—	142,007
Proceeds from disposal of nonfinancial assets in Jiangsu Law	3,262,890	—
Purchase of equipment	(503,313)	(561,099)
Purchase of intangible assets	(112,616)	(24,200)
Proceeds from disposal of equipment	25,806	143
Net cash used in investing activities	(14,499,782)	(4,061,826)

Cash flows from financing activities:
Proceeds from short-term loans	40,311,099	10,029,560
Repayment of short-term loans	(37,827,556)	(6,100,000)
Repayment of related party borrowings	(37,667)	(43,482)
Net cash provided by financing activities	2,445,876	3,886,078

Foreign currency translation	(4,026,379)	337,555
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,846,570)	9,130,516

Cash, cash equivalents and restricted cash, beginning balance	18,322,632	9,129,828
Cash, cash equivalents and restricted cash, ending balance	$14,476,062	$18,260,344

SUPPLEMENTARY DISCLOSURE:
Interest paid	$218,339	$129,927
Income tax paid	$4,839,357	$3,588,250
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$3,779,434	$2,483,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amount in USD)

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United” or “CUII”), the subsidiaries and variable-interest entity and its subsidiaries (collectively referred to herein, as the “Company”) primarily engage in insurance brokerage and insurance agency services. The Company markets and sells to customers, two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through aggregating them into three geographic operating segments, Taiwan, the PRC, and Hong Kong. The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTCQB.

The corporate structure as of September 30, 2022 is as follows:

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
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")

On January 31, 2022, Genius Investment Consultant Co., Ltd. (“GIC”), a subsidiary entity of CUII entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC sold and transferred to AIlife 100% of its equity ownership in Joint Insurance Broker Co., Ltd. (“JIB”), a former wholly-owned subsidiary of GIC, resulting in AIlife owning 100% equity interest in JIB. Such exchange of equity interests between CUII’s subsidiaries are under common control of the Company and therefore, they were accounted for at the carrying amount of the equity interests transferred and there was no impact on consolidated financial statements as of and for the three and nine months ended September 30, 2022, respectively.

On February 25, 2022, Law Anhou Insurance Agency Co., Ltd. (“Anhou”), a contractually controlled entity of CUII entered into a Share Purchase Agreement with Jiangsu Law Insurance Brokerage Co., Ltd. (“Jiangsu Law”) and third-party buyers, pursuant to which Anhou sold and transferred 100% of its equity ownership in Jiangsu Law, a wholly owned subsidiary of Anhou, for a total consideration of $3,262,890 (or RMB 21 million). On July 28, 2022, the Hsuchow Regulatory Bureau of the China Banking and Insurance Regulatory Commission (the “CBIRC Jiangsu Regulatory Bureau”) approved the change of shareholders of Jiangsu Law from Anhou to the aforementioned third-party buyers and accordingly, Anhou has transferred out the control over Jiangsu Law. Please refer to Note 3 for more information.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of China United, the subsidiaries and variable interest entity and its subsidiaries as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in consolidation. Certain reclassifications have been made to the consolidated financial statements for prior year to the current year’s presentation. Such reclassifications have no effect on net income and the cash flow statements operating activities as previously reported.

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

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

Variable Interest Entities

Due to the legal restrictions on foreign ownership and investment in insurance agency and brokerage businesses in China, especially those on qualifications as well as capital requirement of the investors, China United, through its subsidiary, Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (“WFOE”), entered into Exclusive Business Cooperation Agreement (the “EBCA”), Power of Attorney, Option Agreement, and Share Pledge Agreement (collectively, the “First VIE Agreements”) on January 17, 2011 with Anhou and Anhou original shareholders so as to operate and conduct the insurance agency and brokerage business in the PRC.

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

As a result of the Second VIE Agreements, WFOE is considered the primary beneficiary of Anhou and has effective control over Anhou. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries (collectively, the “Consolidated Affiliated Entities” or the “CAE”) are consolidated from the earliest period presented. The Company reviews the VIE’s status on an annual basis and determines if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; and (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses. For the nine months ended September 30, 2022 and 2021, no event taken place that would change the Company’s primary beneficiary status.

Disposal of Subsidiary

A disposal of a subsidiary is categorized as a discontinued operation as provided by ASC Topic 205-20, Presentation of Financial Statements - Discontinued Operations, if the disposal group is a component of an entity or group of components that meets the held for sale criteria, is disposed of by sale, or is disposed of other than by sale, and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results.

The Company deconsolidates the accounts of a subsidiary as provided by ASC Topic 810, Consolidation, once the Company ceases to have a controlling interest in a subsidiary. The aggregate of the fair value of consideration received, the fair value of any retained noncontrolling investment and the carrying amount of the former subsidiary’s assets and liabilities are recognized as a gain or loss on disposition.

If the transaction involves the sale of an ownership interest in a subsidiary and if substantially all of the fair value of the assets in that subsidiary promised to the counterparty is concentrated in nonfinancial assets, the financial assets in that subsidiary are in substance nonfinancial assets (ISNFA) and are accounted for under ASC 610-20, where the gain or loss recognized upon the derecognition of a nonfinancial asset or an ISNFA is the difference between the amount of consideration measured and allocated to that distinct asset and the carrying amount of the distinct asset.

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of September 30, 2022 and December 31, 2021.

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

For the first year commission (FYC), the Company recognizes the revenue when the individuals’ policies are effective. The Company makes the estimation amount to be entitled for annual performance and operating bonus which is based on the FYC. The Company makes an estimation on performance and operation bonus which are based on the accumulated FYC on quarterly basis, and make reconciliation between actual and estimation amount on annual basis. The estimated revenue for the three and nine months ended September 30, 2022 were approximately $2.6 million and $8.4 million, and for the three and nine months ended September 30, 2021, were approximately $1.2 million and $6.8 million, respectively.

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

For property and casualty insurance products, the Company recognizes the revenue when the individuals’ policies are effective. The revenue from property and casualty insurance products was 5.7% and 6.7% of the Company’s total revenue for the three and nine months ended September 30, 2022, and was 9.0% and 7.4% of the Company’s total revenue for the three and nine months ended September 30, 2021, respectively.

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

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the unaudited condensed consolidated balance sheet. The exchange rates used for unaudited condensed consolidated financial statements are as follows:

	Average Rate for the nine months ended
	September 30,
	2022		2021
	(unaudited)		(unaudited)
Taiwan dollar (NTD)	NTD	29.26528	NTD	27.95566
China yuan (RMB)	RMB	6.60012	RMB	6.46939
Hong Kong dollar (HKD)	HKD	7.83293	HKD	7.76655
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	September 30, 2022
	(unaudited)		December 31, 2021
Taiwan dollar (NTD)	NTD	31.77251	NTD	27.68785
China yuan (RMB)	RMB	7.10988	RMB	6.35877
Hong Kong dollar (HKD)	HKD	7.84968	HKD	7.79713
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of September 30, 2022 and 2021, the Company does not have any potentially dilutive instrument.

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three and nine months ended September 30, 2022 and 2021, respectively, under the two-class method.

	Three Months Ended September 30,
	2022		2021
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$6,679,305	$220,540	$2,920,450	$99,262

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic & diluted	30,286,199	1,000,000	29,421,736	1,000,000
Basic and diluted earnings per share	$0.220	$0.220	$0.099	$0.099

	Nine Months Ended September 30,
	2022		2021
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$11,096,543	$366,389	$6,403,341	$217,640

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic & diluted	30,286,199	1,000,000	29,421,736	1,000,000
Basic and diluted earnings per share	$0.366	$0.366	$0.218	$0.218

The participating rights (liquidation and dividend rights) of the holders of the Company’s common stock and preferred stock are identical, except with respect to voting right. As a result, and in accordance with ASC Topic 260, the undistributed earnings for each year are allocated based on the contractual participation rights of the common stock and preferred stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities :
Stock and mutual funds	$753,345	$—	$—	$753,345
Long-term investments:
REITs	1,049,832	—	—	1,049,832
Total assets measured at fair value	$1,803,177	$—	$—	$1,803,177

	December 31, 2021
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Long-term investments:
REITs	$1,261,482	$—	$—	$1,261,482
Total assets measured at fair value	$1,261,482	$—	$—	$1,261,482

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

Concentration of Risk

The Company maintains cash with banks in the USA, People’s Republic of China (“PRC”), Hong Kong, and Taiwan. Should any bank holding the Company’s cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose all or part of its cash deposit with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD 3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD 500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposit, contract assets and accounts receivable. As of September 30, 2022 and December 31, 2021, approximately $2,257,000 and $2,712,000 of the Company’s cash and cash equivalents, time deposits, and registered capital deposits held by financial institutions, was insured, and the remaining balance of approximately $86,840,000 and $83,446,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have an allowance for doubtful accounts.

For the three months ended September 30, 2022 and 2021, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Three Months Ended September 30,
	2022		2021
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$10,553,991	32%	$8,043,483	25%
Taiwan Life Insurance Co., Ltd.	5,164,375	16%	6,733,094	21%
Farglory Life Insurance Co., Ltd.	3,043,157	9%	3,797,277	12%

For the nine months ended September 30, 2022 and 2021, the Company’s revenues from sale of insurance policies underwritten by these companies were:

	Nine Months Ended September 30,
	2022		2021
	(unaudited)		(unaudited)
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$27,702,126	29%	$23,829,160	25%
Taiwan Life Insurance Co., Ltd.	13,244,436	14%	19,888,398	21%
Farglory Life Insurance Co., Ltd.	10,884,853	11%	12,279,101	13%

As of September 30, 2022 and December 31, 2021, the Company’s accounts receivable and contract assets from these companies were:

	September 30, 2022
	(unaudited)		December 31, 2021
		% of Total		% of Total
		Accounts		Accounts
		Receivable		Receivable
	Amount	and contract assets	Amount	and contract assets
TransGlobe Life Insurance Inc.	$7,524,628	38%	$8,569,590	32%
Taiwan Life Insurance Co., Ltd.	2,706,867	14%	4,483,343	17%
Farglory Life Insurance Co., Ltd.	1,593,213	8%	2,729,673	10%

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

When tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits are classified as interest expense and penalties are classified in selling, general and administrative expenses in the statements of operations and other comprehensive income (loss).

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

Management does not believe that other than as disclosed above, accounting pronouncements recently issued but not yet adopted will have a material impact on its financial position, results of operations or cash flows.

NOTE 3 – DISPOSAL OF NONFINANCIAL ASSETS IN SUBSIDIARY, JIANGSU LAW

On February 25, 2022, Law Anhou Insurance Agency Co., Ltd. (“Anhou”), a contractually controlled entity of CUII entered into a Share Purchase Agreement with Jiangsu Law Insurance Brokerage Co., Ltd. (“Jiangsu Law”) and third-party buyers, pursuant to which Anhou shall sell and transfer 100% of its equity ownership in Jiangsu Law, a wholly owned subsidiary of Anhou, for a total consideration of $3,262,890 (or RMB 21 million) to the following buyers: Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsourcing Co., Ltd. Jiangsu Law holds an insurance agency license. The Company evaluated that such disposal does not meet the criteria for discontinued operations because it does not represent a strategic shift that has a major effect on the Company’s operations and financial results.

The Share Purchase Agreement provided that the accounts receivables and unfulfilled contracts of Jiangsu Law are transferred to Anhou and all debts and liabilities of Jiangsu Law are assumed by Anhou. In addition, the Share Purchase Agreement also provides that Anhou and Jiangsu Law are responsible for the arrangement of employees of Jiangsu Law. As a result, Jiangsu Law shall retain its insurance agency license as the only asset transferred to the third-party buyers. Further, for the maintenance of insurance agency license, there is a new requirement effective February 2022 by the local authorities to make additional capital contribution to Jiangsu Law, which will be provided by the third-party buyers according to the Share Purchase Agreement. The cost to sell this insurance agency license was immaterial.

On July 28, 2022, the Hsuchow Regulatory Bureau of the China Banking and Insurance Regulatory Commission (the “CBIRC Hsuchow Regulatory Bureau”) approved the change of shareholders of Jiangsu Law from Anhou to the aforementioned third-party buyers and accordingly, Anhou lost control over Jiangsu Law that holds the insurance agency license under ASC 810. In the meantime, the Company recognized a gain of $3,262,890 from the disposal of the insurance agency license under ASC 610-20, which was included in income from operations during the third fiscal quarter of 2022.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(unaudited)	December 31, 2021
Cash and cash equivalents:
Cash on hand and in banks	$14,461,123	$18,234,350
Restricted cash – noncurrent	14,939	88,282
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$14,476,062	$18,322,632

Noncurrent restricted cash includes a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of such Agencies.

NOTE 5 – TIME DEPOSITS

	September 30, 2022
	(unaudited)	December 31, 2021

Total time deposits	$71,563,061	$71,161,391
Less: Time deposits – with original maturities less than three months	—	(6,862,215)
Time deposits – original maturities over three months but less than one year	$71,563,061	$64,299,176

Time Deposits Pledged as Collateral

The Company had a total of $23,308,984 (NTD 740.6 million) and $23,811,616 (NTD 659.3 million) restricted time deposits, respectively, as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, time deposits of $31,474 (NTD 1 million) and $36,117 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $23,277,510 and $23,775,499 pledged as collateral for short-term loans, respectively, as of September 30, 2022 and December 31, 2021. See Note 7.

NOTE 6 – LONG-TERM INVESTMENTS

As of September 30, 2022 and December 31, 2021, the Company’s long-term investments consisted of the following:

	September 30, 2022
	(unaudited)	December 31, 2021
Equity investments under cost method using the measurement alternative	$1,251,886	$1,435,330
REITs	1,049,832	1,261,482
Total long-term investments	$2,301,718	$2,696,812

Equity Investments under cost method using the measurement alternative

	September 30, 2022
	(unaudited)		December 31, 2021
	Investment		Investment
Investee	Ownership	Amount	Ownership	Amount
Genius Insurance Broker Co., Ltd (“GIB”)	11.73%	$1,209,691	11.73%	$1,388,151
Hainan Haoguan Yucheng Technology Service LLP (“HAINAN”)	9.99%	42,195	9.99%	47,179

On February 13, 2015, the Company and AHFL, a wholly owned subsidiary of the Company, entered into an acquisition agreement with Mr. Chwan Hau Li, the selling shareholder of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of the Company which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”). Accordingly, the acquisition was accounted for as an asset acquisition of Genius Broker, which is an equity investment under cost method using the measurement alternative acquired by the Company. Further, the equity interest of GIB owned by GIC reduced from 15.64% to 11.73% due to capital increase in 2020 where GIC didn’t subscribe the new shares during the capital increase.

A new investee in the investment ownership was due to the Company’s investment in HAINAN in 2021. HAINAN operates projects for insurance platforms which contain insurance product centralized procurement, share service platform of sub-hierarchy distribution channel, and IoT business requirement. The Company invested HAINAN for RMB 300,000, or 9.99%, to engage in the qualification of supplier membership and distributor membership.

The change in carrying value of equity investment resulted from the fluctuation of exchange rates.

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of September 30, 2022 and December 31, 2021 were $1,049,832 and $1,261,482, respectively.

Unrealized losses included in earnings for assets held at the end of the reporting periods were $25,662 and $11,135 for the three months ended September 30, 2022 and 2021, and were $53,713 and $93,259 for the nine months ended September 30, 2022 and 2021, respectively.

For the three and nine months ended September 30, 2022 and 2021, no other-than temporary impairment were recorded related to the long-term investments.

NOTE 7 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of September 30, 2022 and December 31, 2021:

		September 30, 2022
		(unaudited)		December 31, 2021
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$7.9 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest the 1-month TAIBOR rate plus a margin of 0.46% and matures on April 11, 2023.	Time deposits	$6,046,108	$6,046,108	$9,011,172	$9,047,289
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on December 2, 2022.	Time deposits	4,000,000	4,721,063	4,000,000	4,984,135
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.7% and matures on May 31, 2023.	Time deposits	2,200,000	3,065,801	2,200,000	3,065,801
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on January 13, 2023.	Time deposits	1,650,000	2,045,794	1,850,000	2,961,588
$3.1 million (NTD 100 million) revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the FEIB’s adjustable rates for loans plus a margin of 0.6% and matures on January 13, 2023.	Time deposits	3,147,375	3,147,375	—	—
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matured on February 28, 2023.	Time deposits	500,000	1,573,687	—	—
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX Fixing rate plus a margin of 0.9% and matures on May 18, 2022.	Time deposits	—	—	1,540,000	2,481,926
$6.3 million (NTD 200 million) revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.625% and matures on May 31, 2023.	Time deposits	—	—	234,760	234,760
$3.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIFX3 rate plus a margin of 0.4% and matures on November 30, 2022.	Time deposits	2,490,000	2,677,682	—	1,000,000
		$20,033,483	$23,277,510	$18,835,932	$23,775,499

Borrowings under the revolving credit agreements are generally due 90 days or less. Total interest expenses for short-term loans incurred were $107,046 and $47,701 for the three months ended September 30, 2022 and 2021, respectively, and were $229,185 and $136,807 for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 8 – COMMISSIONS PAYABLE TO SALES PROFESSIONALS

Commissions payable to sales professionals consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(unaudited)	December 31, 2021
Taiwan	$10,462,955	$13,793,343
PRC	153,260	210,198
Total commissions payable to sales professionals	$10,616,215	$14,003,541

Commissions payable to sales professionals are usually settled within twelve months.

NOTE 9 – OTHER CURRENT LIABILITIES

Other current liabilities were as follows, as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(unaudited)	December 31, 2021
Accrued bonus	$4,947,981	$6,645,496
Payroll payable and other benefits	1,198,804	2,188,074
Accrued business tax and tax withholdings	1,363,430	1,903,039
Execution fees payable – AIA(Note 11)	—	1,191,858
Other accrued liabilities	1,371,305	2,069,136
Total other current liabilities	$8,881,520	$13,997,603

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $2,820,152 and $4,059,901, respectively, related to cash awards to employees as of September 30, 2022 and December 31, 2021.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the three months ended September 30, 2022 and 2021, the bonus expenses to Law Broker’s officers under the compensation plans were $70,733 and $135,563, respectively, and for the nine months ended September 30, 2022 and 2021, the bonus expenses to Law Broker’s officers under the compensation plans were $171,328 and $380,579, respectively.

As of September 30, 2022 and December 31, 2021, the Company had accrued bonus of $2,127,829 and $2,585,595 payable within next 12 months, respectively, related to the compensation plans for Law Broker’s officers. See Note 16 for additional information of agreements with Law Broker’s officers.

NOTE 10 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(unaudited)	December 31, 2021
Due to previous shareholders of AHFL	$472,106	$541,754
Total other liabilities	$472,106	$541,754

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. In March 2021, the Company entered a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. As of September 30, 2022 and December 31, 2021, the amount due to previous shareholders of AHFL were $472,106 and $541,754, respectively.

NOTE 11 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets and contract liabilities from contracts with customers is as follows:

	September 30, 2022
	(unaudited)	December 31, 2021
Accounts receivable	$14,499,574	$26,761,678
Contract assets	5,518,599	—
Contract liabilities – current	87,097	—
Contract liabilities – noncurrent	1,348,875	—

Contract assets are the Company’s conditional rights to consideration for completed performance obligation and are in relation to the performance bonus to be rewarded based on the annual performance. The Company recognizes the contingent commission as a contract asset when the performance obligation is fulfilled, and the Company has not had the unconditional rights to the payment. As of September 30, 2022 and December 31, 2021, the Company had $5,518,599 and nil of contract assets, respectively.

Contract with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or China United. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee, which was recorded as revenue upon fulfilling certain criteria over the original term of the Alliance Agreement from June 1, 2013 to May 31, 2018. From 2014 to 2017, AHFL has entered into three amendments to the Alliance Agreement with AIATW to further revise certain terms and conditions in the Alliance Agreement, including the extension of the expiration date from May 31, 2018 to December 31, 2021. Pursuant to the Third Amendment to the Alliance Agreement (the “Amendment 3”), both AHFL and AIATW agreed to adjust certain terms and conditions set forth in this amendment, some of which included (i) except the first contract year (April 15th, 2013 to September 30th, 2014), the sales target of the alliance between the parties shall be changed to (a) value of new business (“VONB”) and (b) the 13-month persistency ratio; and (ii) AIATW will calculate and recognize the VONB and 13-month persistency ratio each contract year and inform the Company the result; and (iii) the Company agrees to return the basic business promotion fees to AIATW within thirty (30) days of receipt of the notice sent by AIATW if the Company fails to meet the targets set forth in the Amendment 3, AIATW reserves the right to offset such amount against the amount payable by it to the Company; and (iv) upon the termination of the Alliance Agreement and its amendments pursuant to the Section 8.2 of the Alliance Agreement, both parties agreed to calculate the amount to be returned or repaid, as applicable, based on the past and current contract years. The Company shall return the basic business execution fees at NTD 50 million for the first contract year, NTD 35 million for the second contract year, and NTD 33 million for each contract year thereafter within one month after the termination. Accordingly, for the last contract year of 2021, no revenue was recognized because the Company failed to meet the targets set forth in the Amendment 3 and therefore, the Company shall refund the basic business execution fees of NTD 33 million based on the calculation of VONB and 13-month persistency for the same contract period. On May 6, 2022, AIATW issued a formal letter to the Company and agreed to reduce the refund amount of $1,159,039 (NTD 33.0 million) to $807,127 (NTD 23.1 million), for which the Company has paid to AIATW on May 13, 2022. As of September 30, 2022 and December 31, 2021, the basic business execution fees of nil and $1,191,858 were payable and recorded under other current liabilities, respectively.

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	01/01/2022 - 12/31/2022	NTD	5,000,000	NTD	2,659,505	(1)	NTD	132,975	NTD	2,102,400	(1)	NTD	105,120
Second	01/01/2023 - 12/31/2023	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Third	01/01/2024 - 12/31/2024	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Fourth	01/01/2025 - 12/31/2025	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Fifth	01/01/2026 - 12/31/2026	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Sixth	01/01/2027 - 12/31/2027	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Seventh	01/01/2028 - 12/31/2028	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Eighth	01/01/2029 - 12/31/2029	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Ninth	01/01/2030 - 12/31/2030	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Tenth	01/01/2031 - 12/31/2031	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
TOTAL		NTD	50,000,000	NTD	2,659,505		NTD	132,975	NTD	2,102,400		NTD	105,120

1)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2022 and calculated the revenue amount to be $90,876 (NTD 2,659,505) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized the revenue related to AIATW of $24,166 (NTD 731,957) and nil, net of VAT, for the three months ended September 30, 2022 and 2021, respectively, and $68,157 (NTD 1,994,629) and nil, net of VAT, for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had $1,348,875 and nil of non-current portion of contract liabilities, respectively, and current contract liabilities of $87,097 and nil, respectively, related to the Alliance Agreement.

NOTE 12 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to five years. The Company recorded its operating lease cost of $1,047,058 and $3,169,875 for the three and nine months ended September 30, 2022, and $1,071,575 and $3,148,542 for the three and nine months ended September 30, 2021, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of September 30, 2022 and December 31, 2021, operating lease right-of-use assets and lease liabilities were as follows:

	September 30, 2022
	(unaudited)	December 31, 2021
Right-of-use assets under operating leases	$7,455,797	$6,449,182
Operating lease liabilities – current	3,420,600	3,059,329
Operating lease liabilities – noncurrent	3,961,006	3,298,089

Lease term and discount rate

	September 30, 2022
	(unaudited)		December 31, 2021
Weighted average remaining lease term
Operating lease	2.62	years	2.31	years
Weighted average discount rate
Operating lease	2.61%		2.80%

Supplemental cash flow information related to leases

	Nine Months Ended September 30,
	2022 (unaudited)	2021 (unaudited)
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows related to operating leases	$3,095,389	$3,138,759
Amortization of right-of-use assets under operating leases	2,772,819	2,724,822

The minimum future lease payments as of September 30, 2022 are as follows:

Amount
2022 (remainder of year)	921,334
2023	3,301,449
2024	2,141,767
2025	770,530
2026	312,332
Thereafter	217,622
Total minimum lease payments	7,665,034
Less: Interest	(283,428)
Present value of future minimum lease payments	$7,381,606

NOTE 13 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of September 30, 2022 and December 31, 2021:

	% of Non-			Other	September 30,
	controlling	December 31,	Net Income	Comprehensive	2022
Name of Entity	Interest	2021	(Loss)	Loss	(unaudited)
Law Enterprise	34.05%	$(676,166)	$(207,439)	$(6,043)	(889,648)
Law Broker	34.05%	31,016,203	4,305,759	(4,224,770)	31,097,192
Uniwill	50.00%	48,802	1,296,273	(152,940)	1,192,135
Rays	1.00%	(6,461)	(214)	—	(6,675)
PFAL	49.00%	364,056	(14,739)	(1,225)	348,092
MKI	49.00%	(327,119)	(712)	—	(327,831)
Total		$30,419,315	$5,378,928	$(4,384,978)	$31,413,265

	% of Non-			Other	Impact from
	controlling	December 31,	Net Income	Comprehensive	Liquidation of	December 31,
Name of Entity	Interest	2020	(Loss)	Income (Loss)	PA Taiwan	2021
Law Enterprise	34.05%	$(414,957)	$(264,642)	$3,433	$—	$(676,166)
Law Broker	34.05%	25,177,272	5,444,673	394,258	—	31,016,203
Uniwill	50.00%	(421,035)	466,934	2,903	—	48,802
Rays	1.00%	(5,772)	(689)	—	—	(6,461)
PFAL	49.00%	423,978	(63,441)	3,519	—	364,056
MKI	49.00%	(732)	(161,090)	—	(165,297)	(327,119)
PA Taiwan	49.00%	(163,013)	1,102	(3,386)	165,297	—
Total		$24,595,741	$5,422,847	$400,727	$—	$30,419,315

NOTE 14 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
U.S. statutory rate	21%	21%
Tax rate difference	(2)%	(1)%
Change in valuation allowance for unrecognized tax losses	(3)%	2%
Income tax on undistributed earnings	2%	4%
Release of valuation allowance	(4)%	—%
Utilization of previously unrecognized tax losses	(1)%	—%
Non-deductible and non-taxable items	(6)%	—%
Other	2%	—%
Effective tax rate	9%	26%

	Nine Months Ended September 30,
	2022	2021
	(unaudited)	(unaudited)
U.S. statutory rate	21%	21%
Tax rate difference	(2)%	(1)%
Change in valuation allowance for unrecognized tax losses	2%	4%
Income tax on undistributed earnings	3%	4%
Release of valuation allowance	(2)%	—%
Utilization of previously unrecognized tax losses	(4)%	—%
Non-deductible and non-taxable items	—%	(1)%
Other	(1)%	—%
Effective tax rate	17%	27%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and subject to a statutory tax rate on income reported in the statutory financial statements at 20% and a tax on undistributed earnings at 5%. The Company had no plan to distribute earnings earned for the years ended December 2021 and 2020, and the tax on undistributed earnings on entities in Taiwan of 5% was estimated. As of September 30, 2022 and December 31, 2021, the Company had current tax payable of $2,125,788 and $3,703,412 for Taiwan income tax, respectively.

The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. We consider projected future taxable income and then record a valuation allowance to reduce the carrying value of the deferred tax assets to an amount that is more likely than not to be realized. The Company considered cumulative losses arising from Uniwill’s startup costs at the initial stage along with compensation costs in connection with the issuance of preferred stock and maintained a full valuation allowance against Unwill’s deferred tax assets because insufficient evidence existed to support the realization of any future income tax benefits. Uniwill became profitable because of receiving more trailing commissions since the fiscal year 2021 and also obtained the insurance license to sell property and casualty insurance products in 2022. As a result, the Company expected future profitability and improved overall prospects of future business. Therefore, the Company released the valuation allowance of $354,828 (NTD 11,273,783) against Uniwill’s deferred tax assets in the third quarter of fiscal 2022.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. As of September 30, 2022 and December 31, 2021, the Company had no current tax payable for PRC income tax.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law and subject to two-tiered profits tax regime. The first HK$2 million assessable profits is taxed at 8.25% and any assessable profits over HK$2 million is taxed at 16.25%. As of September 30, 2022 and December 31, 2021, the Company had current tax payable of nil and $9,756 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, we recorded the one-time transition tax $1,199,195 in eight annual installments for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of September 30, 2022 and December 31, 2021, the Company had current tax payable of $239,839 and $179,879, and noncurrent tax payable of $299,797 and $539,636 for U.S. income tax.

NOTE 15 – RELATED PARTY TRANSACTIONS

The following summarized the Company’s loans payable related parties as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	(unaudited)	December 31, 2021
Due to Ms. Lu (A shareholder of Anhou)	$—	$41,311
Others	6,593	9,220
Total	$6,593	$50,531

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

With respect to due to bonus to officers, please refer to Note 9; and due to AHFL previous shareholders, please refer to Note 10.

There was no other material related party transactions other than those disclosed above.

NOTE 16– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 12.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral in Notes 5 and 7.

Appointment agreement

On June 30, 2022, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she served and will continue serving as the president of Law Broker from December 21, 2021 to June 29, 2025. Ms. Lee’s primary responsibilities included 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, and 6) other matters assigned by the board of directors. According to the appointment agreement, Ms. Lee’s compensation plan included: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three and nine months ended September 30, 2022 the Company has recorded the compensation expense of $70,618 and $177,209 under the appointment agreement, respectively. For the three and nine months ended September 30, 2021, the Company has recorded the compensation expense of $96,651 and $210,858 under the appointment agreement, respectively.

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

NOTE 17 –VARIABLE INTEREST ENTITIES

The carrying amounts of the assets, liabilities and the results of operations of the VIE and its subsidiaries (i.e., Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited and its subsidiaries) included in the Company’s consolidated balance sheets and statements of comprehensive loss after the elimination of intercompany balances and transactions among VIE and its subsidiaries within the Company are as follows:

	September 30, 2022
(Amount in USD)	(unaudited)	December 31, 2021
ASSETS
Current assets
Cash and cash equivalents	$2,479,178	$1,001,974
Accounts receivable and notes receivable	311,096	455,884
Other current assets	157,577	120,113
Total current assets	2,947,851	1,577,971

Right-of-use assets under operating leases	1,081,330	1,528,856
Property and equipment, net	148,118	199,056
Prepaid expenses - intangible assets	17,050	9,377
Long-term investments	42,195	47,179
Restricted cash – noncurrent	317	72,870
Registered capital deposits	703,246	1,100,842
Deferred tax assets	—	74,709
Other assets	75,082	83,951
TOTAL ASSETS	$5,015,189	$4,694,811

LIABILITIES
Current liabilities
Commissions payable to sales professionals	$153,260	$210,198
Operating lease liabilities-current	432,707	500,720
Other current liabilities	386,958	617,018
Due to related parties - Ms. Lu (the shareholder of Anhou)	—	41,311
Total current liabilities	972,925	1,369,247

Operating lease liabilities - noncurrent	539,229	908,971
TOTAL LIABILITIES	$1,512,154	$2,278,218

	Three Months Ended September 30,
(Amount in USD)	2022	2021
Revenue	$682,836	$1,337,946
Net income (loss)	2,886,328	(70,710)

	Nine Months Ended September 30,
(Amount in USD)	2022	2021
Revenue	$3,115,764	$4,554,515
Net income (loss)	1,441,719	(373,756)

	Nine Months Ended September 30,
(Amount in USD)	2022	2021
Net cash used in operating activities	(1,510,463)	(550,258)
Net cash provided by (used in) investing activities	3,255,586	(115,645)
Net cash used in financing activities	(39,801)	(38,643)

The VIE contributed $682,836 and $3,115,764 of the Company’s consolidated revenue for the three and nine months ended September 30, 2022, and contributed $1,337,946 and $4,554,515 of the Company’s consolidated revenue for the three and nine months ended September 30, 2021, respectively, after elimination of inter-company transactions.

As of September 30, 2022, there was no pledge or collateralization of the VIE’s assets that can only be used to settle obligations of the VIE, other than the share pledge agreements, restricted cash and registered capital deposits. Other than the amounts due to the Company and its non-VIE subsidiaries (which are eliminated upon consolidation), the creditors of the VIEs’ third-party liabilities did not have recourse to the general credit of the Company in normal course of business. The Company did not provide or intend to provide financial or other supports not previously contractually required to the VIEs during the years presented.

NOTE 18 – SEGMENT REPORTING

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

The geographical distributions of the Company’s financial information for the three and nine months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
	(unaudited)	(unaudited)
	2022	2021
Geographical Areas
Revenue
Taiwan	$33,034,547	$30,880,030
PRC	682,836	1,337,946
Hong Kong	257	342
Elimination adjustment	(1,069,371)	(588,818)
Total revenue	$32,648,269	$31,629,500

Income (loss) from operations
Taiwan	$5,933,232	$6,940,476
PRC	2,790,137	(87,442)
Hong Kong	(36,574)	(42,142)
Elimination adjustment	(14,475)	164,107
Total income from operations	$8,672,320	$6,974,999

Non-operating income (expense)
Taiwan	$1,096,676	$145,556
PRC	434,540	(7,097)
Hong Kong	1,732	2
Elimination adjustment	(154,852)	153,233
Total non-operating income	$1,378,096	$291,694

Net income (loss)
Taiwan	$6,077,020	$5,168,197
PRC	3,311,106	(87,708)
Hong Kong	(34,843)	(38,663)
Elimination adjustment	(169,328)	316,789
Total net income	$9,183,955	$5,358,615

	Nine Months Ended September 30,
	(unaudited)	(unaudited)
	2022	2021
Geographical Areas
Revenue
Taiwan	$95,103,196	$92,002,783
PRC	3,115,764	4,554,515
Hong Kong	83,208	139,763
Elimination adjustment	(3,017,668)	(1,563,764)
Total revenue	$95,284,500	$95,133,297

Income (loss) from operations
Taiwan	$15,012,498	$14,800,973
PRC	1,684,570	(385,850)
Hong Kong	(36,520)	8,031
Elimination adjustment	447,370	589,836
Total income from operations	$17,107,918	$15,012,990

Non-operating income (expense)
Taiwan	$2,912,665	$1,098,589
PRC	901,271	(58,363)
Hong Kong	6,442	(114)
Elimination adjustment	(520,706)	(211,996)
Total non-operating income	$3,299,672	$828,116

Net income (loss)
Taiwan	$14,598,295	$11,590,188
PRC	2,346,980	(442,118)
Hong Kong	(30,079)	7,264
Elimination adjustment	(73,336)	377,290
Total net income	$16,841,860	$11,532,624

The geographical distribution of the Company’s financial information as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022
	(unaudited)	December 31, 2021
Geographical Areas
Reportable assets
Taiwan	$186,567,745	$195,981,770
PRC	12,643,322	12,326,308
Hong Kong	699,080	756,692
Elimination adjustment	(75,440,471)	(81,283,249)
Total reportable assets	$124,469,676	$127,781,521

Long-lived assets
Taiwan	$7,789,836	$6,784,644
PRC	1,229,448	1,727,911
Hong Kong	2,422	1,287
Elimination adjustment	(2,906)	(2,905)
Total long-lived assets	$9,018,800	$8,510,937

Capital investments (CAPEX cash flows)
Taiwan	$468,569	$595,591
PRC	33,110	79,203
Hong Kong	1,634	154
Total capital investments	$503,313	$674,948

NOTE 19 –RISKS AND UNCERTAINTIES

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

On August 2, 2022, U.S. House Speaker Nancy Pelosi (“Pelosi”) visited Taiwan, which marked the first time that a U.S. House speaker has visited Taiwan in 25 years. China’s military announced it was conducting military exercises in response to Pelosi’s visit, including joint air and sea drills and live-fire exercises near Taiwan. The government of the P.R.C. asserts sovereignty over Taiwan, and does not recognize the legitimacy of the R.O.C. government. Therefore, relations between the R.O.C. and the P.R.C. and other factors affecting the political or economic conditions in Taiwan could have an adverse effect on the Company’s financial condition and results of operations, all of which are not within the Company’s control and the Company may not be able to accurately predict at this time.

NOTE 20 – SUBSEQUENT EVENTS

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

Total revenue from Taiwan segment’s sales of life insurance products were 92.2% and 87.7% of the Company’s total revenue for the three months ended September 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of life insurance products were 2.1% and 3.3% of the Company’s total revenue for the three months ended September 30, 2022 and 2021, respectively.

Total revenue from Taiwan segment’s sales of life insurance products were 90.3% and 88.1% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of life insurance products were 2.9% and 4.3% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

Total revenue from Taiwan segment’s sales of property and casualty insurance products were 5.7% and 8.1% of the Company’s total revenue for the three months ended September 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of property and casualty insurance products were nil and 0.9% of the Company’s total revenue for the three months ended September 30, 2022 and 2021, respectively.

Total revenue from Taiwan segment’s sales of property and casualty insurance products were 6.3% and 7.0% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively. Total revenue from PRC segment’s sales of property and casualty insurance products were 0.4% and 0.5% of the Company’s total revenue for the nine months ended September 30, 2022 and 2021, respectively.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Except for the accounting policy for disposal of subsidiary as described in Note 2 to this Form 10-Q for the quarter ended September 30, 2022, we have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2021 and believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition and estimate of income taxes. Our significant accounting policies are described in Note 1 of “Summary of Significant Accounting Policies” included within our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Results of Operations- Three Months ended September 30, 2022 Compared to Three Months ended September 30, 2021

The following table shows the results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$32,648,269	$31,629,500	$1,018,769	3.2%
Cost of revenue	20,014,864	17,066,959	2,947,905	17.3%
Gross profit	12,633,405	14,562,541	(1,929,136)	(13.2)%
Gross profit margin	38.7%	46.0%	(7.3)%	(15.9)%

Operating expenses (income):
Selling	872,974	397,628	475,346	119.5%
General and administrative	6,351,001	7,189,914	(838,913)	(11.7)%
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—	(3,262,890)	—%
Total operating expenses (income), net	3,961,085	7,587,542	(3,626,457)	(47.8)%

Income from operations	8,672,320	6,974,999	1,697,321	24.3%

Other income (expenses):
Interest income	232,343	116,277	116,066	99.8%
Interest expenses	(107,046)	(47,701)	(59,345)	124.4%
Foreign currency exchange gain (loss), net	1,240,704	(31,341)	1,272,045	(4,058.7)%
Dividend income	7,521	499	7,022	1,407.2%
Other - net	4,574	253,960	(249,386)	(98.2)%
Total other income, net	1,378,096	291,694	1,086,402	372.4%

Income before income taxes	10,050,416	7,266,693	2,783,723	38.3%
Income tax expense	(866,461)	(1,908,078)	1,041,617	(54.6)%

Net income	9,183,955	5,358,615	3,825,340	71.4%
Net income attributable to noncontrolling interests	(2,284,110)	(2,338,903)	54,793	(2.3)%
Net income attributable to China United’s shareholders	6,899,845	3,019,712	3,880,133	128.5%

Other comprehensive items, net of tax:	(6,711,878)	208,851	(6,920,729)	(3,313.7)%

Comprehensive income	2,472,077	5,567,466	(3,095,389)	(55.6)%
Comprehensive income attributable to noncontrolling interests	(118,808)	(2,404,539)	2,285,731	(95.1)%
Comprehensive income attributable to China United’s shareholders	$2,353,269	$3,162,927	$(809,658)	(25.6)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the three months ended September 30, 2022 and 2021, the revenues generated from Taiwan, PRC and Hong Kong were as follows:

Geographic Areas	Three Months Ended September 30,
	2022	2021	Change	Percent
Revenue
Taiwan segment	$31,965,176	$30,291,212	$1,673,964	5.5%
Percentage of revenue	97.9%	95.8%
PRC segment	682,836	1,337,946	(655,110)	(49.0)%
Percentage of revenue	2.1%	4.2%
Hong Kong segment	257	342	(85)	(24.9)%
Percentage of revenue	—%	—%
Total revenue	$32,648,269	$31,629,500	$1,018,769	3.2%

Revenue from our Taiwan segment increased by $1.7 million from $30.3 million for the three months ended September 30, 2021 to $32.0 million for the three months ended September 30, 2022. The revenue in local currency was increased due to the performance and operation bonus resulting from the sales of insurance products increase from Uniwill and Law Broker but partially offset by the foreign exchange fluctuation from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar.

Revenue from our PRC segment decreased by $0.6 million from $1.3 million for the three months ended September 30, 2021 to $0.7 million for the three months ended September 30, 2022. The overall insurance industry environment was declining during 2022 in PRC and customers in PRC were less willing to buy those insurance products in 2022, which resulted in the decrease of revenue in the PRC segment.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. Revenue decrease from our Hong Kong segment for the three months ended September 30, 2022 continued compared to that of the three months ended September 30, 2021 due to the termination of certain of our reinsurance agreements and the discontinuation of travel insurance.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue increased by $2.9 million from $17.1 million for the three months ended September 30, 2021 to $20.0 million for the three months ended September 30, 2022. The increase in the cost of revenue was mainly resulted from the revenue increase of both Uniwill and Law Broker. In addition, the bonuses paid to agents also increased due to the outstanding sales performance from senior agents with higher commission rates.

Consequently, the gross profit margin decreased from 46.0% for the three months ended September 30, 2021 to 38.7% for the three months ended September 30, 2022.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with costs related to marketing and advertising. For the three months ended September 30, 2022, selling expenses were $0.9 million, reflecting an increase of $0.5 million, compared with $0.4 million of selling expenses for the three months ended September 30, 2021. The increase in the selling expenses was caused by the marketing activities during the three months ended September 30, 2022. For the same period in 2021, the adverse impact from the outbreak of COVID-19 in Taiwan had substantially restricted our marketing activities in Taiwan, leading to less selling expenses in such period.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. For the three months ended September 30, 2022, G&A expenses were $6.4 million, reflecting a decrease of $0.8 million, compared with $7.2 million of G&A expenses for the three months ended September 30, 2021. The decrease in the general and administrative expenses was attributed to the recognition of compensation costs for the issuance of shares of common stock during the three months ended September 30, 2021.

Gain on disposal of nonfinancial assets in Jiangsu Law

For the three months ended September 30, 2022, other operating income were $3.3 million generated from the disposal of nonfinancial assets in one of the subsidiaries, Jiangsu Law.

Other income (expenses), net

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and foreign currency exchange gain or loss. Other income were $1.4 million, reflecting an increase of $1.1 million, compared with the other income of $0.3 million for the three months ended September 30, 2021. The increase in other income was mainly due to the foreign currency exchange gain recognized from foreign currency time deposits assets and intercompany receivable and payable because of the substantial depreciation of the New Taiwan Dollar against the U.S. dollar and Chinese Yuan during the third quarter of 2022.

Income tax expense

For the three months ended September 30, 2022, income tax expense was $0.9 million, reflecting a decrease of $1.0 million or 54.6%, compared with the income tax expense of $1.9 million for the three months ended September 30, 2021. The decrease in income tax expense was mainly due to the reversal of valuation allowance, with respect to reason of reversal of valuation allowance, please refer to Note14.

Other comprehensive items

Other comprehensive items mainly consisted of foreign currency translation gain or loss. The foreign currency translation loss was $6.7 million, reflecting a decrease of $6.9 million, compared with foreign currency translation gain of $0.2 million for the three months ended September 30, 2021. The decrease was mainly due to a larger foreign currency translation loss resulted from the substantial depreciation of the New Taiwan Dollar against the U .S. dollar for the three months ended September 30, 2022.

Results of Operations- Nine Months ended September 30, 2022 Compared to Nine Months ended September 30, 2021

The following table shows the results of operations for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$95,284,500	$95,133,297	$151,203	0.2%
Cost of revenue	60,354,318	59,576,604	777,714	1.3%
Gross profit	34,930,182	35,556,693	(626,511)	(1.8)%
Gross profit margin	36.7%	37.4%	(0.7)%	(1.9)%

Operating expenses (income):
Selling	1,990,805	1,073,702	917,103	85.4%
General and administrative	19,094,349	19,470,001	(375,652)	(1.9)%
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—	(3,262,890)	—%
Total operating expenses (income), net	17,822,264	20,543,703	(2,721,439)	(13.2)%

Income from operations	17,107,918	15,012,990	2,094,928	14.0%

Other income (expenses):
Interest income	498,395	330,054	168,341	51.0%
Interest expenses	(229,185)	(136,807)	(92,378)	67.5%
Foreign currency exchange gain (loss), net	2,682,717	(130,527)	2,813,244	(2,155.3)%
Dividend income	219,890	251,827	(31,937)	(12.7)%
Other - net	127,855	513,569	(385,714)	(75.1)%
Total other income, net	3,299,672	828,116	2,471,556	298.5%

Income before income taxes	20,407,590	15,841,106	4,566,484	28.8%
Income tax expense	(3,565,730)	(4,308,482)	742,752	(17.2)%

Net income	16,841,860	11,532,624	5,309,236	46.0%
Net income attributable to noncontrolling interests	(5,378,928)	(4,911,643)	(467,285)	9.5%
Net income attributable to China United’s shareholders	11,462,932	6,620,981	4,841,951	73.1%

Other comprehensive items, net of tax:	(13,377,127)	716,903	(14,094,030)	(1,966.0)%

Comprehensive income	3,464,733	12,249,527	(8,784,794)	(71.7)%
Comprehensive income attributable to noncontrolling interests	(993,950)	(5,163,181)	4,169,231	(80.7)%
Comprehensive income attributable to China United’s shareholders	$2,470,783	$7,086,346	$(4,615,563)	(65.1)%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales agents in our distribution and service network. For the nine months ended September 30, 2022 and 2021, the revenues generated from Taiwan, PRC and Hong Kong were as follows:

Geographic Areas	Nine Months Ended September 30,
	2022	2021	Change	Percent
Revenue
Taiwan segment	$92,085,528	$90,439,019	$1,646,509	1.8%
Percentage of revenue	96.6%	95.1%
PRC segment	3,115,764	4,554,515	(1,438,751)	(31.6)%
Percentage of revenue	3.3%	4.8%
Hong Kong segment	83,208	139,763	(56,555)	(40.5)%
Percentage of revenue	0.1%	0.1%
Total revenue	$95,284,500	$95,133,297	$151,203	0.2%

Revenue from our Taiwan segment increased by $1.7 million from $90.4 million for the nine months ended September 30, 2021 to $92.1 million for the nine months ended September 30, 2022. The revenue in local currency was increased due to the performance and operation bonus resulting from the sales of insurance products increase from Uniwill but partially offset by the foreign exchange fluctuation from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar.

Revenue from our PRC segment decreased by $1.4 million from $4.5 million for the nine months ended September 30, 2021 to $3.1 million for the nine months ended September 30, 2022. The overall insurance industry environment in PRC was declining during 2022 and customers in PRC were less willing to buy those insurance products in 2022, which resulted in the decrease of revenue in the PRC segment.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life for risk management. Decrease in revenue from our Hong Kong segment for the nine months ended September 30, 2022 continued compared to that of the nine months ended September 30, 2021 due to the termination of certain reinsurance agreements and the discontinuation of travel insurance.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue for the nine months ended September 30, 2022 remained consistent with the same period in 2021.

Consequently, the gross profit margin slightly decreased from 37.4% for the nine months ended September 30, 2021 to 36.7% for the nine months ended September 30, 2022.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with marketing and advertising. For the nine months ended September 30, 2022, selling expenses were $2.0 million, reflecting an increase of $ 0.9 million, compared with that of $1.1 million of selling expenses for the nine months ended September 30, 2021. The increase in the selling expenses was caused by the increase of marketing activities during the nine months ended September 30, 2022. For the same period in 2021, the adverse impact from the outbreak of COVID-19 in Taiwan had substantially restricted our marketing activities in Taiwan, resulting in less selling expenses during the nine months ended September 30, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. The decrease in the general and administrative expenses was mainly attributed to the recognition of compensation costs for the issuance of shares of common stock for the nine months ended September 30, 2021 but partially offset by the recognition of severance pay arising from the disposal of the subsidiary Jiangsu Law in June, 2022.

Gain on disposal of nonfinancial assets in Jiangsu Law

For the nine months ended September 30, 2022, other operating income were $3.3 million generated from the disposal of nonfinancial assets in the subsidiary, Jiangsu Law.

Other income (expenses), net

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and foreign currency exchange gain or loss. Other income during the nine months ended September 30, 2022 was $3.3 million, reflecting an increase of $2.5 million, compared with that of $0.8 million for the nine months ended September 30, 2021. The increase in other income was mainly due to the foreign currency exchange gain recognized from foreign currency time deposits assets because of the substantial depreciation of the New Taiwan Dollar against the U.S. dollar and during the nine months ended September 30, 2022.

Income tax expense

For the nine months ended September 30, 2022, income tax expense was $3.6 million, reflecting a decrease of $0.7 million or 17.2%, compared with that of $4.3 million for the nine months ended September 30, 2021. The decrease in tax expenses was mainly due to the reversal of valuation allowance, with respect to reason of reversal of valuation allowance, please refer to Note14.

Other comprehensive items

Other comprehensive items mainly consisted of foreign currency translation gain or loss. Foreign currency translation loss were $13.4 million, reflecting a decrease of $14.1 million, compared with foreign currency translation gain of $0.7 million for the nine months ended September 30, 2021. The decrease was mainly due to a larger foreign currency translation loss resulted from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar for the nine months ended September 30, 2022.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the nine-month periods ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change	Percent
Net cash provided by operating activities	$12,233,715	$8,968,709	$3,265,006	36.4%
Net cash used in investing activities	(14,499,782)	(4,061,826)	(10,437,956)	257.0%
Net cash provided by financing activities	2,445,876	3,886,078	(1,440,202)	(37.1)%

Operating activities

Net cash provided by operating activities during the nine months ended September 30, 2022 was $12.2 million, reflecting an increase of $3.3 million or 36.4% in comparison with that of $8.9 million during the nine months ended September 30, 2021. The increase in cash inflows was mainly due to higher net income and the collection form accounts receivable for the nine months ended September 30, 2022 compared with that of the same period in 2021.

Investing activities

Net cash used in investing activities during the nine months ended September 30, 2022 was $14.5 million, reflecting an increase of $10.4 million or 257.0% in comparison with that of $4.1 million for the nine months ended September 30, 2021. Increases in the cash used in the investing activities mainly resulted from the increase of the purchases of time deposits during nine months ended September 30, 2022. However, the cash outflow was offset by proceeds from disposal of nonfinancial assets in subsidiary and proceeds from maturities of time deposits.

Financing activities

Net cash provided by financing activities was $2.4 million during the nine months ended September 30, 2022, which decreased by $1.4 million from that of $3.8 million during the same period of 2021. The decrease was mainly due to the decrease in net proceeds from additional borrowings under the revolving credit agreements and partially offset by the decrease of repayment of related party borrowings during the nine months ended September 30, 2022.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2021 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of September 30, 2022.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2021. The material weaknesses have not been remediated as of September 30, 2022. We continue to work on the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2021 Form 10-K are fully implemented and concluded to be operating effectively.

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

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

During the three months ended September 30, 2022, we were not aware of any legal proceedings or claims that we believed would have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business, such as labor and employment disputes. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

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

China United Insurance Service, Inc.

Date: November 14, 2022	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)