Form 10-K
period 2022-12-31
China United Insurance Service, Inc.
filed 2023-03-30
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes   ☒  No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No   ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $63,279,076.

As of March 30, 2023, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

Taiwan Segment

●	Lawbroker

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

●	Joint Venture-Uniwill

On November 15, 2019, the Company, through AIlife International Investment Co., Ltd. (“AIlife”), one of the Company’s wholly-owned subsidiaries, entered into a joint venture agreement (the “Joint Venture Agreement”) with Cyun-Jhan Enterprise Co., Ltd. (“Cyun-Jhan”) and Jian-Zao International Industrial Co., Ltd. to contribute funds, human resources, and technology into Uniwill Insurance Broker Co., Ltd. (“Uniwill”), a wholly owned subsidiary of the Company incorporated in Taiwan, according to the Joint Venture Agreement. Under the terms of the Joint Venture Agreement, a total of $13.3 million (NTD 400 million) will be injected to Uniwill if and when all of the conditions are met as set forth in the Joint Venture Agreement no later than December 31, 2021. During the year of 2019, AIlife increased and completed the capital injection in Uniwill to the amount of $3.3 million (NTD 100 million). During the year of 2020, the capital injection completed by AIlife were $0.5 million (NTD 15 million). As of December 31, 2022, the capital injections completed by AIlife were $3.8 million (NTD 115 million).

On March 3, 2021, the parties thereto entered into an amendment to the Joint Venture Agreement (the “Amendment to the Joint Venture Agreement”), pursuant to which AIlife shall fulfill the paid-up capital obligation in the aggregate amount of NT$400 million (the “Total Cash Contribution”) during a period of eight (8) years (the “Period”) from November 15, 2019, provided that the number of the registered sales agents of Uniwill exceeds 1,000 and the cumulative revenue of the JV reaches NT$8.7 billion (the “Revenue Threshold”) within the Period. For the year ended December 31, 2022, Uniwill hasn’t met the Revenue Threshold within the Period and therefore AIlife was not obligated to increase the cash contributions. Subject to the terms of the Amendment to the Joint Venture Agreement and Joint Venture Agreement, in the event that Uniwill fails to reach the Revenue Threshold within the Period, AIlife shall only be obligated to make cash contributions through the Period to the Joint Venture in the aggregate amount (the “Total Adjusted Cash Contribution”) calculated as follows:

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

Genius Holdings Financial Limited (“GHFL”) is a wholly owned subsidiary of AHFL. On February 13, 2015, our Company, AHFL and Mr. Chwan Hau Li, the sole selling shareholder of GHFL, entered into an acquisition agreement (the “GHFL Acquisition Agreement”). Pursuant to the GHFL Acquisition Agreement, our Company issued Mr. Chwan Hau Li 352,166 fully paid and non-assessable shares of AHFL common stock (the “AHFL Shares”) together with put options to sell 352,166 shares of common stock of our Company (the “Put Option”), in exchange for 704,333 shares of common stock of GHFL previously held by Mr. Chwan Hau Li, which constituted all of the then issued and outstanding capital stock of GHFL. The Put Option was exercisable within six months of the closing date of the acquisition. The holder of the Put Option would need to forfeit the AHFL Shares to exercise the Put Option. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of our Company. GHFL holds 100% issued and outstanding shares of Genius Investment Co., Ltd. (“GIC”), a company limited by shares and incorporated under the laws of Taiwan, which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”), a company limited by shares and incorporated under the laws of Taiwan. Both GHFL and GIC have no substantive business operation other than the holding of shares of its subsidiary. Genius Broker is primarily engaged in broker business across Taiwan. On March 31, 2015, Mr. Chwan Hau Li exercised the Put Option, pursuant to which Mr. Chwan Hau Li transferred 352,166 shares of AHFL to our Company and received 352,166 shares of common stock of our Company in exchange. After the exercise of the Put Option, the Company became the sole shareholder of GHFL and AHFL.

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

On February 25, 2022, Anhou, a contractually controlled entity of China United Insurance Service, Inc. entered into a Share Purchase Agreement with Jiangsu Law and third-party buyers, pursuant to which Anhou shall sell and transfer 100% of its equity ownership in Jiangsu Law and a wholly owned subsidiary of Anhou to the following buyers: Xuzhou Guosheng Furui Asset Management Co., Ltd., Jiangsu Zhongbozhixin Financial Service Outsourcing Co., Ltd., and Xuzhou Xinrui Service Outsourcing Co., Ltd. For more information, please refer to the Note 3 to the consolidated financial statements for the year ended December 31, 2022.

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

On July 2, 2020, the Company had liquidated a subsidiary in the PRC, Prime Management Consulting (Nanjing) Co., Ltd. (PTC Nanjing).

In August 2021, PTC Taiwan, the 100% subsidiary of MKI, has completed its liquidation.

Revenue Generation

As a holding company with no business other than holding equity interest of our operating subsidiary, CU WFOE in China and the Taiwan Segment, we rely principally on dividends to be paid by CU WFOE in China and the Taiwan Segment. CU WFOE, being the exclusive service provider to Anhou, relies on the service fees to which it is entitled from Anhou. Pursuant to the Exclusive Cooperation Agreement (the “Cooperation Agreement”) between CU WFOE and Anhou (“the Parties”), CU WFOE has the right to collect 90% of the net profits of Anhou. The Parties further agree that, according to the actual cooperation between the Parties, the revenue and expenditure situation of Anhou, the Parties may adjust the calculation ratio of the Service Fees provided herein through mutual agreement, and CU WFOE is entitled to determine, in its sole discretion, whether to permit Anhou to defer the payment of part or all of the Service Fees under certain particular circumstances. Anhou has not been paying service fees according to the Cooperation Agreement, and has not paid any dividend to CU WFOE to date. As of December 31, 2022, Anhou was operating at loss, but since Anhou remains a growing company that requires financial resources to support further expansion, the decision as to a dividend payment will be decided in the future depending on the financial circumstances, including maintaining prudent cash reserves. Our capability to receive dividends from CU WFOE, convert them into USD and make the repatriation out of China is subject to the applicable PRC restrictions on the payment of dividends by PRC companies, laws and regulations on foreign exchange and restrictions on foreign investment.

For the year ended December 31, 2022, 97.00%, 2.92% and 0.08% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. For the year ended December 31, 2021, 95.64%, 4.33% and 0.03% of our revenues in our consolidated financial statements were derived from our Taiwan Segment, PRC Segment, and Hong Kong Segment, respectively. Revenues in our consolidated financial statements are composed of commissions earned from insurance companies according to the terms of each insurance company service agreement, as well as revenues earned in association with the Strategic Alliance Agreement with AIA International Limited Taiwan Branch.

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

2017 Long Term Incentive Plan

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to AHFL and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2022.

The following flow chart illustrates our Company’s organizational structure as of December 31, 2022:

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
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")

On January 31, 2022, Genius Investment Consultant Co., Ltd (“GIC”), a subsidiary entity of the Company entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC sold and transferred 100% of its equity ownership in Joint Insurance Broker Co., Ltd. to AIlife resulting in AIlife holding 100% equity interest in Joint Insurance Broker Co., Ltd.

On February 25, 2022, Anhou, a controlled entity of the Company entered into a Share Purchase Agreement. For more information, please refer to Note 3 to the consolidated financial statements for the year ended December 31, 2022.

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

Life Insurance Products

The Taiwan Segment

The life insurance products the Taiwan segment distributes can be broadly classified into the categories set forth below. Due to continuous product innovation by insurance companies, some of the insurance products Taiwan segment distributes combine features of one or more of the categories listed below. Total revenues from life insurance products contributed by Taiwan segment in the fiscal year of 2021 was approximately $116.81 million, accounted for approximately 92.97% of Taiwan segment’s total revenues. Total revenues from life insurance products generated by Taiwan segment in the fiscal year of 2022 was approximately $120.05 million, representing approximately 93.81% of Taiwan segment’s total revenues for the fiscal year ended December 31, 2022.

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

Anhou

The life insurance products Anhou distributes can be broadly classified into the categories set forth below. Due to constant product innovation by insurance companies, some of the insurance products Anhou distributes combine features of one or more of the categories listed below. Anhou’s total revenues from life insurance products in the fiscal year of 2021 was approximately $5.02 million, accounting for approximately 88.14% of Anhou’s total revenues and the total revenues from life insurance products in the fiscal year of 2022 was $3.5 million, accounting for approximately 90.94% of Anhou’s total revenues for the year ending December 31, 2022.

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

Property and Casualty Insurance Products

The Taiwan Segment

The Taiwan Segment’s main property and casualty insurance products are automobile insurance, casualty insurance, and liability insurance. The Taiwan Segment commenced sale of automobile insurance, casualty insurance and liability insurance business in August 2003. Our total revenues from property and casualty insurance products in the fiscal year of 2021 year was approximately $8.82 million, accounted for approximately 7.02% of the Taiwan Segment’s total revenues and approximately $7.91 million, accounted for approximately 6.18% of Taiwan Segment’s total revenues in the year ending December 31, 2022, respectively.

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

Anhou

Anhou’s main property and casualty insurance product is commercial property insurance. Anhou commenced its sale of commercial property insurance in 2009 and developed its automobile insurance business in 2010. The total revenues from property and casualty insurance products generated by Anhou in the 2021 fiscal year was approximately $0.67 million, accounting for approximately 11.86% of Anhou’s total revenues, and approximately $0.35 million, accounted for approximately 9.06% of Anhou’s total revenues for the fiscal year ended December 31, 2022.

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

The Unified Operating Platform has proved to be an efficient and streamlined operating system which has contributed to the successful expansion and growth of Law Broker into one of the leading insurance brokerage companies in Taiwan, with 41 sales and service outlets (including the headquarters) across Taiwan and 3,106 insurance sales professionals and 158 administrative staff members as of December 31, 2022. Law Broker, Uniwill Insurance Broker Co., Ltd. (“Uniwill Insurance Broker”) and Joint Insurance Broker Co., Ltd. (“Joint Insurance”) have a total of 22 sales and service outlets (including the headquarters) across Taiwan and 2,835 insurance sales professionals and 44 administrative staff members as of December 31, 2022.

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

Distribution and Service Network and Marketing

The Taiwan Segment had a total of 66 sales and service outlets (including the headquarters), 289 administrative staff members and 5,941 insurance sales professionals across Taiwan as of December 31, 2022. Law Broker have a total of 41 sales and service outlets (including the headquarters) across Taiwan, 3,106 insurance sales professionals and 158 administrative staff members. Uniwill Insurance Broker have a total of 19 sales and service outlets (including the headquarters) across Taiwan, 2,819 insurance sales professionals and 43 administrative staff members. Joint Insurance have a total of 3 sales and service outlets (including the headquarters) across Taiwan, 16 insurance sales professionals and 1 administrative staff member. The Company also had 3 offices and 87 staffs providing the administrative service across the organization.

The Taiwan Segment markets and sells life insurance products, property and casualty insurance products directly to the targeted customers through the sales professionals, who are independent contractors, not its employees.

Since Anhou’s establishment in 2003, it has devoted substantial resources in building up its distribution and service network in the PRC. Anhou has targeted its distribution and service network in certain heavily populated provinces in China, such as Henan, Jiangsu, Sichuan, and Fujian. As of December 31, 2022, Anhou had one insurance agency with 1,218 sales professionals and 108 administrative staff members operating across 27 cities within these four provinces.

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

In the fiscal year ended December 31, 2022, our major insurance carrier partners in Taiwan, after aggregating the business conducted between the Taiwan Segment and the various local branches of the insurance companies, included AIA International Limited Taiwan Branch, Allianz Taiwan Life Insurance Company Ltd., Farglory Life Insurance Co., Ltd., Taiwan Life Insurance Co., Ltd. and TransGlobe Life Insurance Inc., arranged in alphabetical order. Among them, Taiwan Life Insurance Co., Ltd., Farglory Life Insurance Co., Ltd., and TransGlobe Life Insurance Inc., accounted for approximately 13.92%, 12.11%, and 29.10% of the Company’s total revenues for the year ended December 31, 2022, respectively.

In the fiscal year ended December 31, 2022, Anhou’s major insurance carrier partners, after aggregating the business conducted between Anhou and the various local branches of the insurance companies, were Aegon THTF Life Insurance Co., Ltd., Evergrande Life

Insurance Co., Ltd., Funde Sino Life Insurance Co., Ltd., Generali China Life Insurance Co. Ltd., and Huaxia Insurance Co., Ltd., arranged in alphabetical order. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2022.

The property and casualty insurance products the Taiwan Segment distributed in the year ended December 31, 2022 were primarily underwritten by, in alphabetical order, Fubon Insurance Co., Ltd., Hotai Insurance Co., Ltd., Shinkong Insurance Co., Taian Insurance Co., Ltd, and Tokio Marine Newa Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2022.

The property and casualty insurance products Anhou distributed in the fiscal year ending December 31, 2022 were primarily underwritten by, in alphabetical order, China Life Property & Casualty Insurance Co. Ltd., China Pacific (Group) Co., Ltd., China Ping An Property Insurance Co., Ltd., PICC Property and Casualty Co., Ltd., and Tianan Property Insurance Co., Ltd. None of these insurance company partners accounted for more than 10% of our total revenues for the year ended December 31, 2022.

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

Anhou has expanded its business across 27 cities within Henan, Sichuan, Jiangsu, and Fujian provinces as of December 31, 2022. Based on the insurance products Anhou and its branch offices are offering, Anhou’s primary competitors are small-sized and middle-sized insurance agency companies. Anhou is relatively large in terms of the number of salesmen and the sales revenue comparing to those competing insurance agency companies.

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

the logo of Magpie Baby under the registration number 01518573, with a 10-year validity from May 16, 2022 to May 15, 2032;

the logo of Magpie Baby 2.0 under the registration number 01763557, with a 10 year validity from April 1, 2016 to March 31, 2026; and

the logo of SARACARES under the registration number 01876419, with a 10 year validity from October 16, 2017 to October 15, 2027.

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

Employees

As of December 31, 2022, Law Broker, Uniwill Insurance Broker and Joint Insurance together had 202 full-time employees and Anhou had 108 full-time employees. Our employees are not represented by any collective bargaining agreement. We believe that we have good relations with our employees and we have never experienced a work stoppage.

Segments

The Company currently operates as three reporting segments. Revenues, net income and total assets can be found in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

Regulations

Taiwan Regulations of the Insurance Industry

The insurance industry in Taiwan is highly regulated. The FSC is the regulatory authority responsible for the supervision of the insurance industry in Taiwan. Insurance activities undertaken within Taiwan are primarily governed by the Insurance Law and the related rules and regulations.

Taiwan Insurance Law

The current principal regulation governing insurance in Taiwan is the Insurance Law, most recently amended on November 30, 2022 by Legislative Yuan, which provided the basic framework for regulating the insurance industry.

The Taiwan Insurance Law defines several participants in the insurance industry, such as the insurers, insurance agencies, insurance brokerage and insurance adjustors. It established requirements for form of organization, and qualifications and procedures to establish an insurance organization as well as separation of property insurance and life insurance. The Taiwan Insurance Law distinguishes insurance between fire disaster, marine, land and air, liability, surety, and other casualty and property insurance on one hand, and life insurance, health insurance, casualty insurance and annuity on the other. Unless permitted by the FSC, insurance companies are not allowed to engage in both types of insurance businesses.

The insurers, insurance agencies, insurance brokerages and insurance adjustors must join the related industry associations, or they are prohibited from conducting business operation. An insurance agency company or broker company of certain sizes shall establish internal control and audit systems as well as business solicitation systems and procedures.

Taiwan FSC

The Taiwan FSC is in charge of the financial market and financial service industries, among the insurance industry and has the power to control of the following items:

1.	Financial system and supervision policy.
2.	The preparation, amendment and abolishment of financial laws and regulations.
3.	Supervision and management of the financial institutions, including its establishment, revocation, abolishment, change, merger, dissolution, and business scope.
4.	Development, supervision and management of financial market.
5.	Inspection of financial institutions.
6.	Inspection on public listing company related to their securities market-related matters.

7.	Foreign financial matters.
8.	Protection of financial customers.
9.	Dealing and penalizing the violation of related laws and regulations of finance.
10.	Collection of and analysis on relevant statistic data related to financial supervision, management and inspection.
11.	Other matters related to financial supervision, management and inspection.

Regulations of Insurance Brokers and Brokerage Companies

The current principal regulation governing insurance brokers and brokerage companies is the Regulations Governing Insurance Brokers last amended on September 22, 2022 by Insurance Bureau of FSC (the “Broker Rule”). An insurance broker stipulated under the Insurance Law refers to a person who negotiates to conclude an insurance contract on behalf of the insured and charges fees from the insured. Depending on their focused insurance areas, i.e. property or life insurance, insurance brokers can be divided into property insurance brokers and life insurance brokers. No matter what insurance industry an insurance broker is engaged in, it must have one of the following qualifications: (1) having passed the insurance brokerage examination for professional and technical staff; (2) having passed the insurance brokerage qualification test; or (3) having obtained the insurance brokerage practitioner certificate and practiced the same business.

There are special requirements for Taiwan insurance brokerage companies. Examples of such special requirements include that 1) the name of a brokerage company must contain the words “insurance broker”; and 2) when a brokerage company applies to operate brokerage business, the minimum registered capital must be at least NT$5 million ($157,953) fully paid in cash, according to which insurance brokerage companies with business license obtained prior to the implementation of this latest Broker Rule shall adjust their registered capital within five years upon the its implementation.

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

Management of Insurance Brokerage

The rules describing how to conduct brokerage business concentrate on the concept that the brokerage must take care of customers’ matters in good faith. To ensure that this concept is properly carried out, the rules require insurance brokerage companies must have legal compliance officers who have one of the following qualifications: (1) being qualified as insurance agents or brokers and have worked as actual signatories; (2) having five years working experience in the insurance industry, insurance agency or insurance brokerage; or (3) having graduated from college and university departments related to insurance or law with more than three years working experience in the insurance industry, insurance agency or insurance brokerage.

Regulation of Insurance Salespersons

The current principal regulation governing individual insurance salespersons is the Rules on the Administration of Insurance Salespersons latest amended on January 8, 2021 by Insurance Bureau of FSC (the “Salesperson Rule”). An insurance salesperson falling under the Insurance Law refers to a person who is engaged in attracting insurance business for insurance companies, insurance brokerage companies and insurance agency companies. A salesperson is not allowed to attract business for the company he belongs to unless he has completed the registration in accordance with the Salesperson Rules and has obtained the registration certificate. In order to obtain the registration certificate, an insurance salesperson must be at least 20 years old and has at least graduated from a senior high school or a senior vocational school or have an equivalent educational background. In addition, the salesperson must meet one of the following requirements: (1) having passed the salesperson qualification examination held by relevant associations; or (2) holding a valid the registration certificate. Once the salespersons has passed the qualification examination, the relevant association will notify the company where the salesperson works, then the company will issue a registration certificate for the salesperson and file such registration certificate with the relevant authorities. The registration certificate is valid for five years and must be renewed before expiration. The salesperson must present the registration certificate before they start to engage in the insurance business. Unless approved by the company, the salesperson may not work for any other insurance company, insurance brokerage company or insurance agency company. The company supervises the work of the salesperson and is joint and severally liable for any damages caused by its salesperson.

Education and Training

Salespersons must attend in education and training held by their companies every year; otherwise the companies shall revoke the registration certificates of those who fail to attend such education and training.

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

Taiwan Regulations on Foreign Exchange

Foreign exchange regulation in Taiwan is primarily governed by the Ordinance of Foreign Exchange Administration, latest amended on April 29, 2009 (the “Foreign Exchange Ordinance”). Under the Foreign Exchange Ordinance, foreign exchange refers to foreign currency, bills and marketable securities. The authority managing the administration of foreign exchange is Ministry of Finance of Republic of China, while the authority managing the practical operation of foreign exchange business is Central Bank of Republic of China. The Foreign Exchange Ordinance also specifies the allocated power of Ministry of Finance and Central Bank, respectively. To the extent that any foreign exchange receipts, payments or transactions reach the threshold of NT$500,000 ($18,058) or equivalent in foreign currency, it must be reported to the Central Bank or its designated authorities. Upon incurrence of any of the following events, the State Council of Republic of China may determine and announce that for a period of time, to close the foreign exchange market, suspend or restrict all or partial foreign exchange payment, order a mandatory sale or deposit of all or partial foreign exchange into a designed bank, or dispose in any other manner as it deems necessary:

●	the disorder in domestic or international economy to the detriment of the stability of Taiwan’s economy; or
●	Taiwan suffers serious trade deficit.

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

PRC Regulation on information protection

The Personal Information Protection Law of the PRC, or the Personal Information Protection Law, which was effect in November 2021. As the first systematic and comprehensive law specifically for the protection of personal information in the PRC, the Personal Information Protection Law provides, among others, that (i) an individual’s consent shall be obtained to use sensitive personal information, such as biometric characteristics and individual location tracking, (ii) personal information operators using sensitive personal information shall notify individuals of the necessity of such use and impact on the individual’s rights, and (iii) where personal information operators reject an individual’s request to exercise his or her rights, the individual may file a lawsuit with a People’s Court.

Given that the above mentioned newly promulgated laws, regulations and policies were recently promulgated or issued, their interpretation, application and enforcement are subject to substantial uncertainties. See also “Risk Factor—We may be liable for improper use or appropriation of personal information provided by our customers”.

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

Permissions from the PRC Authorities to Issue Our Shares to Foreign Investors

As of the date of this report, our PRC counsel has advised us that, since the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies is still in draft, and the Company has confirmed neither itself nor its WFOE nor VIE collect, store or process customers’ information, we, our subsidiaries and VIE and VIE’s subsidiary (1) are not required to obtain permissions from any PRC authorities to offer to sell or issue our shares of common stock to non-Chinese investors, and any offering to non.-U.S. investors is not covered by the permission requirements from the China Securities Regulatory Commission (the “CSRC”), Cyberspace Administration of China (the “CAC”), the CBIRC or any other entity that is required to approve of Anhou’s operations, and (2) have not received nor been denied such permissions by any PRC authorities. Nevertheless, the General Office of the Central Committee of the Communist Party of China and the General Office of the State Council jointly issued the “Opinions on Severely Cracking Down on Illegal Securities Activities According to Law,” or the July 6, 2021 Opinions, which were made available to the public on July 6, 2021. The July 6, 2021 Opinions emphasized the need to strengthen the administration over illegal securities activities, and the need to strengthen the supervision over overseas listings by Chinese companies. The CSRC issued the draft of Provisions of the State Council on the Administration of Overseas Securities Offering and Listing by Domestic Companies and Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies for comments on December 24, 2021. Given the current PRC regulatory environment, it is uncertain whether and when we, CU WFOE or VIE, will be required to obtain any permission from the PRC government to list our securities on a U.S. stock exchange or the OTC Markets in the future, and even when we obtain such permission, whether it will be denied or rescinded. If the PRC Segment, including CU WFOE, Anhou and Anhou’s subsidiary, (i) inadvertently concluded that any of such permission was not required or (ii) the applicable laws, regulations, or interpretations thereof changed and the PRC Segment was required to obtain such permissions or approvals in the future, we, together with CU WFOE and VIE, would actively seek such permissions or approvals. In the event that the PRC Segment failed to obtain such required approvals or permissions, it would be likely that we may restructure our PRC Segment. Furthermore, On February 17, 2023, the China Securities Regulatory Commission, or the CSRC, announced the Circular on the Administrative

Arrangements for Filing of Securities Offering and Listing By Domestic Companies, or the Circular, and released a set of new regulations which consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (“Trial Measures”), and five supporting guidelines. The Trial Measures will come into effect on March 31, 2023 which refines the regulatory system by subjecting both direct and indirect overseas offering and listing activities to the CSRC filing-based administration. A PRC domestic company that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC per the requirements of the Trial Measures. Breaches of the Trial Measures, such as offering and listing securities overseas without fulfilling the filing procedures, shall bear legal liabilities, including a fine between RMB 1.0 million and RMB 10.0 million. According to the Circular, the CSRC does not require immediate filing if an overseas listing application submitted before March 31, 2023 has been approved for registration to take effect and if such overseas offering and listing is completed before September 30, 2023. Subsequent filing matters, such as refinancing or subsequent offerings, shall be filed as required. As of the date of this prospectus, we have not received any formal inquiry, notice, warning, sanction, or objection from the CSRC or any other PRC governmental authorities with respect to this offering. As the Circular and Trial Measures were newly published and there exists uncertainty with respect to the filing requirements and their implementation, if we are required to submit to the CRSC and complete the filing procedure, we cannot be sure that we will be able to complete such filings in a timely manner, or at all. Any failure or perceived failure of us to fully comply with such new regulatory requirements could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause significant disruption to our business operations, and severely damage our reputation, which could materially and adversely affect our financial condition and results of operations and could cause the value of our securities to significantly decline or be worthless.

The Holding Foreign Companies Accountable Act

On May 20, 2020, the U.S. Senate passed the Holding Foreign Companies Accountable Act (the “HFCAA”) requiring a foreign company to certify it is not owned or controlled by a foreign government if the PCAOB is unable to audit specified reports because the company uses a foreign auditor not subject to PCAOB inspection. If the PCAOB is unable to inspect the company’s auditors for three consecutive years, the issuer’s securities are prohibited to trade on a national exchange. On December 18, 2020, the Holding Foreign Companies Accountable Act was signed into law. On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020 and prohibits foreign companies from listing their securities on U.S. exchanges if the company has been unavailable for PCAOB inspection or investigation for three consecutive years. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which was signed into law on December 29, 2022, reducing the time period for the delisting of foreign companies under the HFCAA to two consecutive years, instead of three years. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China of the PRC and Hong Kong. On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework. On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate the previous 2021 Determination Report to the contrary. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, it could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA and AHFCAA and/or PCAOB may consider the need to issue new determinations consistent with the HFCAA and Rule 6100.

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

As of December 31, 2022, all of our Consolidated Affiliated Entities have been requested to convert into the VAT system.

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

We identified material weaknesses in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. Our management identified certain material weaknesses as discussed in Item 9A of this report. These material weaknesses could result in a misstatement of account balances or disclosures that would result in a material misstatement to the annual or interim financial statements that would not be prevented or detected.

We have taken several actions towards remediating these material weaknesses as discussed in Item 9A of this report. Although we have taken steps to address the material weaknesses, we are still in the process of completing the remediation and the steps we are taking may not be sufficient to remediate our material weaknesses or prevent future material weaknesses or significant deficiencies from occurring.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our consolidated financial statements that could result in a restatement of our consolidated financial statements and cause us to fail to meet our reporting obligations.

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

We may be liable for improper use or appropriation of personal information provided by our customers.

Our business involves collecting and retaining certain internal and customer data. We also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company data is critical to our business. Our customers and employees expect that we will adequately protect their personal information. We are required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

The PRC Criminal Law, as amended by its Amendment 7 (effective on February 28, 2009) and Amendment 9 (effective on November 1, 2015), prohibits institutions, companies and their employees from selling or otherwise illegally disclosing a citizen’s personal information obtained in performing duties or providing services or obtaining such information through theft or other illegal ways. On November 7, 2016, the Cyber Security Law of the PRC, or Cyber Security Law, which became effective on June 1, 2017. Pursuant to the Cyber Security Law, network operators must not, without users’ consent, collect their personal information, and may only collect users’ personal information necessary to provide their services. Providers are also obliged to provide security maintenance for their products and services and shall comply with provisions regarding the protection of personal information as stipulated under the relevant laws and regulations.

The Civil Code of the PRC (issued by the PRC National People’s Congress on May 28, 2020 and effective from January 1, 2021) provides legal basis for privacy and personal information infringement claims under the Chinese civil laws. PRC regulators, including the CAC, the Ministry of Industry and Information Technology, or MIIT, and the Ministry of Public Security, have been increasingly focused on regulation in data security and data protection.

The PRC regulatory requirements regarding cybersecurity are evolving. For instance, various regulatory bodies in China, including the CAC, the Ministry of Public Security and the State Administration for Market Regulation, or the SAMR (formerly known as State Administration for Industry and Commerce, or the SAIC), have enforced data privacy and protection laws and regulations with varying and evolving standards and interpretations. In April 2020, the Chinese government promulgated Cybersecurity Review Measures, which came into effect on June 1, 2020. According to the Cybersecurity Review Measures, operators of critical information infrastructure must pass a cybersecurity review when purchasing network products and services which do or may affect national security.

In July 2021, the CAC and other related authorities released the draft amendment to the Cybersecurity Review Measures for public comments through July 25, 2021. The draft amendment proposes the following key changes:

●	companies who are engaged in data processing are also subject to the regulatory scope;
●	the CSRC is included as one of the regulatory authorities for purposes of jointly establishing the state cybersecurity review working mechanism;
●	the operators (including both operators of critical information infrastructure and relevant parties who are engaged in data processing) holding more than one million users/users’ (which to be further specified) individual information and seeking a listing outside China shall file for cybersecurity review with the Cybersecurity Review Office; and
●	the risks of core data, material data or large amounts of personal information being stolen, leaked, destroyed, damaged, illegally used or transmitted to overseas parties and the risks of critical information infrastructure, core data, material data or large amounts of personal information being influenced, controlled or used maliciously shall be collectively taken into consideration during the cybersecurity review process.

If the draft amendment is adopted into law in the future, we may become subject to enhanced cybersecurity review. Certain internet platforms in China have been reportedly subject to heightened regulatory scrutiny in relation to cybersecurity matters. As of the date of this prospectus, we have not been informed by any PRC governmental authority of any requirement that we file for a cybersecurity review. However, if we are deemed to be a critical information infrastructure operator or a company that is engaged in data processing and holds personal information of more than one million users, we could be subject to PRC cybersecurity review.

As there remains significant uncertainty in the interpretation and enforcement of relevant PRC cybersecurity laws and regulations, we could be subject to cybersecurity review, and if so, we may not be able to pass such review in relation to this offering. In addition, we could become subject to enhanced cybersecurity review or investigations launched by PRC regulators in the future. Any failure or delay in the completion of the cybersecurity review procedures or any other non-compliance with the related laws and regulations may result in fines or other penalties, including suspension of business, website closure and revocation of prerequisite licenses, as well as reputational damage or legal proceedings or actions against us, which may have material adverse effect on our business, financial condition or results of operations.

On June 10, 2021, the PRC Data Security Law, which took effect in September 2021. The PRC Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data activities, and introduces a data classification and hierarchical protection system based on the importance of data in economic and social development, and the degree of harm it will cause to national security, public interests, or legitimate rights and interests of individuals or organizations when such data is tampered with, destroyed, leaked, illegally acquired or used. The PRC Data Security Law also provides for a national security review procedure for data activities that may affect national security and imposes export restrictions on certain data an information.

As uncertainties remain regarding the interpretation and implementation of these laws and regulations, we cannot assure you that we will comply with such regulations in all respects and we may be ordered to rectify or terminate any actions that are deemed illegal by regulatory authorities. We may also become subject to fines and/or other sanctions which may have material adverse effect on our business, operations and financial condition.

While we take various measures to comply with all applicable data privacy and protection laws and regulations, our current security measures and those of our third-party service providers may not always be adequate for the protection of our customer, employee or company data. We may be a target for computer hackers, foreign governments or cyber terrorists in the future.

Unauthorized access to our proprietary internal and customer data may be obtained through break-ins, sabotage, breach of our secure network by an unauthorized party, computer viruses, computer denial-of-service attacks, employee theft or misuse, breach of the security of the networks of our third party service providers, or other misconduct. Because the techniques used by computer programmers who may attempt to penetrate and sabotage our proprietary internal and customer data change frequently and may not be recognized until launched against a target, we may be unable to anticipate these techniques.

Unauthorized access to our proprietary internal and customer data may also be obtained through inadequate use of security controls. Any of such incidents may harm our reputation and adversely affect our business and results of operations. In addition, we may be subject to negative publicity about our security and privacy policies, systems, or measurements. Any failure to prevent or mitigate security breaches, cyber-attacks or other unauthorized access to our systems or disclosure of our customers’ data, including their personal information, could result in loss or misuse of such data, interruptions to our service system, diminished customer experience, loss of customer confidence and trust, impairment of our technology infrastructure, and harm our reputation and business, resulting in significant legal and financial exposure and potential lawsuits

Risks Relating to Ownership of Our Shares

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

The market price of our common stock may be highly volatile, and you could lose all or part of your investment.

The trading price of our common stock is likely to be volatile. This volatility may prevent you from being able to sell your shares at or above the price you paid for your shares. Our stock price could be subject to wide fluctuations in response to a variety of factors, which include:

●	whether we achieve our anticipated corporate objectives;
●	actual or anticipated fluctuations in our quarterly or annual operating results;
●	changes in financial or operational estimates or projections;
●	termination of the lock-up agreement or other restrictions on the ability of our stockholders and other security holders to sell shares;
●	changes in the economic performance or market valuations of companies similar to ours; and
●	general economic or political conditions in the United States or elsewhere.

In addition, the stock market in general, and the stock of companies that are competitive to us in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

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

The Personal Information Protection Law of the PRC was enacted in November 2021, providing regulations for protecting personal information, including obtaining an individual's consent for using sensitive personal data and allowing individuals to file a lawsuit if their requests are rejected. The Company is required to keep personal information confidential and secure. The PRC has various laws and regulations regarding data privacy and protection, including the Criminal Law, Cyber Security Law, and Civil Code of the PRC. The Company’s businesses involve collecting and retaining certain internal and customer data, also maintain information about various aspects of our operations as well as regarding our employees. The integrity and protection of our customer, employee and company’s data are critical to our business. Our customers and employees expect that we will adequately protect their personal information.

The Company is required by applicable laws to keep strictly confidential the personal information that we collect, and to take adequate security measures to safeguard such information.

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

Furthermore, On February 17, 2023, the China Securities Regulatory Commission, or the CSRC, announced the Circular on the Administrative Arrangements for Filing of Securities Offering and Listing By Domestic Companies, or the Circular, and released a set of new regulations which consists of the Trial Administrative Measures of Overseas Securities Offering and Listing by Domestic Companies (“Trial Measures”), and five supporting guidelines. The Trial Measures will come into effect on March 31, 2023 which refines the regulatory system by subjecting both direct and indirect overseas offering and listing activities to the CSRC filing-based administration. A PRC domestic company that seeks to offer and list securities in overseas markets shall fulfill the filing procedure with the CSRC per the requirements of the Trial Measures. Breaches of the Trial Measures, such as offering and listing securities overseas without fulfilling the filing procedures, shall bear legal liabilities, including a fine between RMB 1.0 million and RMB 10.0 million. According to the Circular, the CSRC does not require immediate filing if an overseas listing application submitted before March 31, 2023 has been approved for registration to take effect and if such overseas offering and listing is completed before September 30, 2023. Subsequent filing matters, such as refinancing or subsequent offerings, shall be filed as required. As of the date of this prospectus, we have not received any formal inquiry, notice, warning, sanction, or objection from the CSRC or any other PRC governmental authorities with respect to this offering. As the Circular and Trial Measures were newly published and there exists uncertainty with respect to the filing requirements and their implementation, if we are required to submit to the CRSC and complete the filing procedure, we cannot be sure that we will be able to complete such filings in a timely manner, or at all. Any failure or perceived failure of us to fully comply with such new regulatory requirements could significantly limit or completely hinder our ability to offer or continue to offer securities to investors, cause significant disruption to our business operations, and severely damage our reputation, which could materially and adversely affect our financial condition and results of operations and could cause the value of our securities to significantly decline or be worthless.

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

On September 22, 2021, the PCAOB adopted a final rule implementing the HFCAA, which became law in December 2020. In June 2021, the Senate passed the Accelerating Holding Foreign Companies Accountable Act (the “AHFCAA”), which was signed into law on December 29, 2022, reducing the time period for the delisting of foreign companies under the HFCAA to two consecutive years, instead of three years.

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

Our auditor, an independent registered public accounting firm that issues the audit report, as an auditor of companies that are traded publicly in the United States and a firm registered with the PCAOB, is subject to laws in the United States pursuant to which the PCAOB conducts regular inspections to assess its compliance with the applicable professional standards. Our auditor has been inspected by the PCAOB on a regular basis. Pursuant to the HFCAA, the PCAOB issued a Determination Report on December 16, 2021, which found that the PCAOB was unable to inspect or investigate completely certain named registered public accounting firms headquartered in mainland China of the PRC and Hong Kong. Our independent registered public accounting firm has been inspected by the PCAOB on a regular basis and as such it is not subject to the PCAOB Determination Report. On August 26, 2022, the SEC issued a statement announcing that the PCAOB signed a Statement of Protocol with the CSRC and the Ministry of Finance of the People’s Republic of China governing inspections and investigations of audit firms based in China and Hong Kong, jointly agreeing on the need for a framework. On December 15, 2022, the PCAOB announced that it has secured complete access to inspect and investigate registered public accounting firms headquartered in mainland China and Hong Kong and voted to vacate the previous 2021 Determination Report to the contrary. Notwithstanding the foregoing, in the future, if there is any regulatory change or step taken by PRC regulators that does not permit our auditor to provide audit documentations located in China to the PCAOB for inspection or investigation, it could result in limitation or restriction to our access to the U.S. capital markets and trading of our securities, including trading on the national exchange and trading on “over-the-counter” markets, may be prohibited under the HFCAA and AHFCAA and/or PCAOB may consider the need to issue new determinations consistent with the HFCAA and Rule 6100.

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

Anhou’s current registered address is located at Room 2006-2010, No. 215 Jiangzhong Middle Road, Jianye District, Nanjing, Jiangsu Province, China, with 553.26 square meters (equivalent to 5,955 square feet) of office space. The lease agreement is by and among Zheng Yong Xiang, Zhang Guo Qiang and Anhou. The term is from November 3, 2018 to November 2, 2024. Anhou paid the rent of the headquarters space in Nanjing in the total amount of RMB 776,459 or approximately $115,400 during the fiscal year ended December 31, 2022.

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

Law Broker

On May 19, 2021, Lawbroker received the Decision Letter from the FSC stating that Law Broker was fined NTD1.7 million (equivalent to approximately $60,565 USD) and one-month correction period for violating the relevant laws and regulations of the Insurance Act. The FSC found that from 2011 to 2020 Law Broker charged advertising fees and business promotion fees pursuant to certain contracts and agreements with some of its strategic insurance companies and such charges exceeded the scope of remuneration for insurance-related services allowed for Law Broker. The FSC found that such business practices of Law Broker’s did not comply with Article 9 of the Insurance Act and Section 11 of Article 49 of the Regulations Governing Insurance Brokers.

Law Broker adjusted its business models to regain compliance with the relevant laws and regulations and have paid the fines in full.

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

Law Broker paid the Fine in full according to the Law Broker Decision Letter and adjusted their business models to regain compliance with the Insurance Act and the Regulation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock has been quoted on the various tiers of the OTC Market under the symbol “CUII” since August 2012. The latest available closing price of our common stock prior to January 26, 2023 was US$1.52.

The following table sets forth for the respective periods indicated the high and low closing prices for our common stock. Such prices are based on inter-dealer bid and asked prices, without markup, markdown, commissions, or adjustments and may not represent actual transactions.

	Fiscal Year Ended
	December 31, 2022
	Low	High
First Quarter ended March 31, 2022	$1.90	$1.90
Second Quarter ended June 30, 2022	$3.50	$3.50
Third Quarter ended September 30, 2022	$1.81	$1.81
Fourth Quarter ended December 31, 2022	$1.81	$1.81

The above stock prices may not be reflective of the actual market value thereof on the dates listed due to our stock’s limited trading volume.

Shareholders

As of December 31, 2022, there were 1,039 record owners of our common stock and one record owner of our preferred stock.

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

On May 12, 2017, the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”) was approved by the shareholders at the 2017 Annual Meeting of Stockholders of China United Insurance Service, Inc. Up to 10,000,000 shares of our Common Stock may be granted under the 2017 Plan (the “Share Pool”), provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants providing services to Action Holdings Financial Limited and its subsidiaries. Eligibility to participate is open to officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, us or any of our subsidiaries. Given that metrics for evaluating performance goals are rather complex and exhaustive, and that the Company’s management and Board of Directors are still working to develop a series of reward policies that specify various performance target levels and the size of the award or payout of performance shares with respect to each different target level attained, no awards were granted under the 2017 Plan as of December 31, 2022.

Options and Warrants

As of December 31, 2022, we had no outstanding options or warrants to purchase shares of our Common Stock.

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

This report, including the information incorporated by reference, contains forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. The use of any of the words “believe,” “expect,” “anticipate,” “plan,” “estimate,” and similar expressions are intended to identify such statements. Forward-looking statements include statements concerning our possible or assumed future results. The actual results that we achieve may differ materially from those discussed in such forward-looking statements due to the risks and uncertainties described in the Risk Factors section of this report, in Management’s Discussion and Analysis of Financial Condition and Results of Operations, and in other sections of this report. We undertake no obligation to update any forward-looking statements.

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

We have three operating subsidiaries in our Taiwan segment and conduct brokerage and insurance agency services through the subsidiaries across Taiwan. Through our recent acquisitions and integrations, our Taiwan segment is able to achieve synergies among group companies and generate more commission revenues from marketing and selling insurance products. Revenues from the Taiwan segment continues to increase and contributed about 97.0% of the total revenue of the Company for the year ended December 31, 2022. As of December 31, 2022, we had 66 sales and service outlets (including the headquarters) with 5,941 sales professionals and 289 administrative staff in the Taiwan segment.

Through our Consolidated Affiliated Entities in the PRC segment, we had one insurance agency and one insurance brokerage company. We have total 27 service outlets (including the headquarters) with 1,218 full-time sales professionals and 108 administrative staff in the

PRC segment as of December 31, 2022. Our PRC segment contributed 2.9% of total revenue of the Company for the year ended December 31, 2022.

Our Hong Kong segment mainly consists of one operating subsidiary, which acts as a broker for reinsurance products and earns commissions on sales of insurance products from other insurers. As of December 31, 2022, we had one sales and service outlet (including the headquarters) with no sales professionals and one administrative staff in Hong Kong segment. Our Hong Kong segment contributed 0.1% of total revenue of the Company for the year ended December 31, 2022.

The Company continues to diligently monitor and manage through the impact of the ongoing COVID-19 pandemic on all aspects of our business, attempting to keep our customers, sales professionals and employees healthy and safe. Although the extent of the COVID-19 impact to the Company will depend on numerous factors and developments, we do not expect the COVID-19 pandemic to materially impact our business and financial conditions in 2023 based on current trends.

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

We believe critical accounting policies involve the most complex, difficult and subjective estimates and judgments are as follows:

●	Revenue recognition – the majority of our revenue is derived from insurance agency and brokerage services. The Company, through its subsidiaries and the variable interest entity, sells insurance products provided by insurance companies to customers who are seeking to transfer risk, and is compensated in the form of commissions and fees from the respective insurance companies, according to the terms of each service agreement made by and between the Company and the insurance companies. The performance obligation is considered complete and satisfied upon the effective date of the bound policy, as such, that is when the associated revenue is recognized. For the revenue related to first year commission, the Company will recognize the revenue when the individuals’ policies are effective; for the revenue related to variable consideration (primarily the contingent commissions for subsequent years), it is only recorded when it is probable that a significant reversal in the amount of cumulative recognized revenue will not occur. However, those contingent commissions are considered highly susceptible to factors outside the Company’s control and depend on the actions of third parties (i.e., the occurrence of the renewal or the subsequent premiums paid by individual policyholders), and the uncertainty about how many years the contingency will last. Therefore, the Company does not have high confidence to estimate the amount of such variables considerations that will not be reversed in subsequent reporting periods, and determines to recognize such considerations as revenue in the year when the renewal of the policy is effective; and
●	Complexity in estimates of income taxes – given complexity and uncertainties exist with respect to the interpretation of complex tax regulations and the amount and timing of future taxable income, the differences arising between the actual results and the assumptions made, or future changes to such assumptions, could necessitate future adjustments to tax income and expense already recorded. The Company establishes tax provisions, based on reasonable estimates, for possible consequences of audits by the tax authorities of the respective counties in which it operates. The amount of such provisions is based on various factors, such as experience of previous tax audits and differing interpretations of tax regulations by the taxable entity and the responsible tax authority. Such differences of interpretation may arise on a wide variety of issues depending on the conditions prevailing in the respective entities’ domicile.

●	Disposal of subsidiary Jiangsu Law – the Company considers whether the sale of an ownership interest in Jiangsu Law is deemed a transfer of nonfinancial assets under ASC 610-20, Other Income - Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). In the process of evaluation, the Company considers the articles provided by the Share Purchase Agreement that Jiangsu Law shall retain its insurance agency license as the only asset transferred to the third-party buyers. As such, the Company determines substantially all of the fair value of the assets in Jiangsu Law promised to third-party buyers is concentrated in the nonfinancial asset, which is the insurance agency license held by Jiangsu Law. Therefore, the disposal of subsidiary Jiangsu Law is accounted for under ASC 610-20, where the gain or loss recognized upon the derecognition of a nonfinancial asset is the difference between the amount of consideration measured and allocated to that distinct asset and the carrying amount of the distinct asset. Since the Company no longer has a controlling financial interest in Jiangsu Law that holds the insurance agency license after the local regulatory bureau approved the change of shareholders of Jiangsu Law to third-party buyers in July 2022, the Company derecognized the insurance agency license and recognized a gain when control of the insurance agency license transferred to the counterparty.

For other significant accounting policies and new accounting pronouncements affecting our financial statements, see Note 2 to our 2022 consolidated financial statements.

Results of Operations

Overview of the years ended December 31, 2022 and 2021

The following table shows the results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021	Change	Percent
Revenue	$131,930,218	$131,363,175	$567,043	0.4%
Cost of revenue	86,846,265	84,943,319	1,902,946	2.2%
Gross profit	45,083,953	46,419,856	(1,335,903)	(2.9)%
Gross profit margin	34.2%	35.3%	(1.2)%	(3.4)%

Operating expenses (income):
Selling	3,171,793	2,285,956	885,837	38.8%
General and administrative	27,035,082	27,400,845	(365,763)	(1.3)%
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—	(3,262,890)	—%
Total operating expense (income), net	26,943,985	29,686,801	(2,742,816)	(9.2)%

Income from operations	18,139,968	16,733,055	1,406,913	8.4%

Other income (expenses):
Interest income	721,300	448,657	272,643	60.8%
Interest expenses	(382,685)	(183,927)	(198,758)	108.1%
Foreign currency exchange gain (loss), net	2,003,168	(140,371)	2,143,539	(1,527.1)%
Dividend income	233,024	258,601	(25,577)	(9.9)%
Fair value remeasurement on earn-out provisions	—	(1,106,513)	1,106,513	(100.0)%
Other - net	274,954	638,117	(363,163)	(56.9)%
Total other income (expense), net	2,849,761	(85,436)	2,935,197	(3,435.6)%

Income before income taxes	20,989,729	16,647,619	4,342,110	26.1%
Income tax expense	(3,979,409)	(4,994,651)	1,015,242	(20.3)%

Net income	17,010,320	11,652,968	5,357,352	46.0%
Less: net income attributable to the noncontrolling interests	(5,909,157)	(5,422,847)	(486,310)	9.0%
Net income attributable to China United’s shareholders	11,101,163	6,230,121	4,871,042	78.2%

Other comprehensive items, net of tax:	(9,650,725)	1,176,146	(10,826,871)	(920.5)%

Comprehensive income	7,359,595	12,829,114	(5,469,519)	(42.6)%
Comprehensive income attributable to noncontrolling interests	(2,767,084)	(5,823,574)	3,056,490	(52.5)%
Comprehensive income attributable to China United’s shareholders	$4,592,511	$7,005,540	$(2,413,029)	(34.4)%

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

The Company’s majority of revenues are derived from the commissions from sales of life insurance products. Total commission revenue from sales of life insurance products accounted for 93.7% and 92.8% of total revenue for the years ended December 31, 2022 and 2021, respectively; whereas commission revenue from sales of property and casualty insurance products only contributed 6.3% and 7.2% of total revenue for the years ended December 31, 2022 and 2021, respectively.

Most of the individual life insurance products we distribute allow the insured to choose to make a single, lump-sum premium payment at the beginning of the policy term. If a periodic payment schedule is adopted by the insured, a life insurance policy can generate periodic payment of fixed premiums to the insurance company for a specified period of time and enables the Company to derive commission and fee income from that policy for an extended period of time, sometimes up to 25 years. Because of this feature and the expected sustained growth of life insurance sale, we have placed significant resources to expand and sell the life insurance products with periodic payment schedules. We expect that sales of life insurance products to continuously be our primary source of revenue in the next several years.

Our total revenue of $131.9 million for the year ended December 31, 2022 increased by $0.5 million (or 0.4%) compared to the total revenue of $131.4 million for the year ended December 31, 2021. The increase was attributable primarily to the constant business growth in the Taiwan segment. For the years ended December 31, 2022 and 2021, the revenue generated respectively from Taiwan, PRC and Hong Kong segments was as follows:

	Year Ended December 31,
Geographic Areas	2022	2021	Change	Percent
Revenue
Taiwan segment	$127,968,864	$125,636,326	$2,332,538	1.9%
Percentage of revenue	97.0%	95.6%
PRC segment	3,847,076	5,691,835	(1,844,759)	(32.4)%
Percentage of revenue	2.9%	4.3%
Hong Kong segment	114,278	35,014	79,264	226.4%
Percentage of revenue	0.1%	0.1%
Total revenue	$131,930,218	$131,363,175	$567,043	0.4%

Revenue from our Taiwan segment increased by $2.4 million, or 1.9%, from $125.6 million for the year ended December 31, 2021 to $128.0 million for the same period ended December 31, 2022. The revenue in local currency was increased due to the performance and operation bonus resulting from the sales of insurance products increase from Uniwill but partially offset by the decrease in revenue from Law Broker and the foreign exchange fluctuation from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar.

Revenue from our PRC segment decreased by $1.9 million, or 32.4% to $3.8 million for the year ended December 31, 2022 from $5.7 million for the same period ended December 31, 2021. The overall insurance industry environment in PRC was declining during 2022 due to the Covid-19 lockdown imposed by PRC government, which resulted in the decrease of revenue in the PRC segment.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers for risk management. Increase in revenue from our Hong Kong segment for the year ended December 31, 2022 compared to that of the year ended December 31, 2021 is primarily due to the receipt of on-going reinsurance commission of 2020 and 2021.

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

The cost of revenue for the year ended December 31, 2022 increased by $1.9 million or 2.2%, to $86.8 million compared to $84.9 million for the year ended December 31, 2021. The increase in the cost of revenue was mainly resulted from the revenue increase of Uniwill. In addition, the bonuses paid to agents also increased due to the outstanding sales performance from senior agents with higher commission rates.

Consequently, the gross profit margin decreased from 35.3% for the year ended December 31, 2021 to 34.2% for the year ended December 31, 2022.

Except the aforementioned analysis, we did not identify any know events that are reasonably likely to cause a material increase in our cost of revenue in the future.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with marketing and advertising. Selling expenses increased $0.9 million or 38.8% from $2.3 million for the year ended December 31, 2021 to $3.2 million for the year ended December 31, 2022. The increase in the selling expenses was caused by the increase of marketing activities during the year ended December 31, 2022. For the same period in 2021, the adverse impact from the outbreak of COVID-19 in Taiwan had substantially restricted our marketing activities in Taiwan, resulting in less selling expenses during the year ended December 31, 2021.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees.

For the year end December 31, 2022, G&A expenses were $27.0 million, reflecting a decrease of $0.4 million or 1.3%, compared with $27.4 million for year ended December 31, 2021. The decrease in the general and administrative expenses was mainly attributed to the recognition of compensation costs for the issuance of shares of common stock for the year ended December 31, 2021 but partially offset by the recognition of severance pay arising from the disposal of the subsidiary Jiangsu Law in June 2022.

Gain on disposal of nonfinancial assets in Jiangsu Law

For the year ended December 31, 2022, other operating income were $3.3 million generated from the disposal of nonfinancial assets in the subsidiary, Jiangsu Law.

Other income (expenses), net

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and foreign currency exchange gain or loss. Net other income for the year ended December 31, 2022 was $2.8 million, reflecting an increase of $2.9 million or 3,435.6%, compared with net other expense $0.1 million for the same period of 2021. The increase in other income was mainly due to the foreign currency exchange gain recognized from foreign currency time deposits and intercompany transactions that will be paid back in currency other than the functional currency because of the substantial depreciation of the New Taiwan Dollar against the U.S. dollar during the year ended December 31, 2022 and the settlement expense of earn-out shares for the year ended December 31, 2021.

Income tax

For the year ended December 31, 2022, income tax expense was $4.0 million, a decrease of $1.0 million or 20.3%, compared with $5.0 million for the year ended December 31, 2021. The decrease in tax expenses was mainly due to the reversal of valuation allowance. For the reason of reversal of valuation allowance, please refer to Note 21 to our 2022 consolidated financial statements.

Other comprehensive items

Other comprehensive items mainly consisted of foreign currency translation gain or loss. Foreign currency translation loss was $9.7 million, reflecting a decrease of $10.9 million, compared with foreign currency translation gain of $1.2 million for the year ended December 31, 2021. The decrease was mainly due to a larger foreign currency translation loss resulted from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar for net assets of Taiwan segment for the year ended December 31, 2022.

58

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

Contractual cash obligations

The following represents a summary of the Company’s contractual cash obligations and related scheduled maturities as of December 31, 2022:

	Payments due by period
		Less than			More than
Obligations	Total	1 year	1-3 years	3-5 years	5 years
Debt obligations (1)	$21,009,464	$21,009,464	$—	$—	$—
Operating lease	7,341,134	3,589,189	3,111,693	640,252	—
Contractual obligations (2)	2,745,128	2,256,282	488,846	—	—
Capital commitment (3)	9,288,077	—	—	—	9,288,077
	$40,383,803	$26,854,935	$3,600,539	$640,252	$9,288,077
(1)	Debt obligations include our revolving credit facilities from banks.
(2)	Contractual obligations include other obligations related to compensation plans with Law Broker’s officers, and amount due to previous shareholders of AHFL.
(3)	Capital commitment related to the Joint Venture Agreement (the “JV Agreement”) with non-related parties with AIlife is NTD 285 million.

Cash flows

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the year ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change	Percent
Net cash provided by operating activities	$13,632,776	$13,775,488	$(142,712)	(1.0)%
Net cash used in investing activities	(7,371,488)	(9,446,329)	2,074,841	(22.0)%
Net cash provided by financing activities	3,076,561	4,516,778	(1,440,217)	(31.9)%

Operating activities

Net cash provided by operating activities for the year ended December 31, 2022, was $13.6 million compared with net cash of $13.8 million provided by operating activities for December 31, 2021. The decrease of $0.2 million or 1.0% was mainly recognized gains on the disposal of nonfinancial assets in Jiangsu Law and unrealized foreign currency exchange gains but partially offset by the higher growth of net income for the year ended December 31, 2022, compared with that of the same period in 2021.

59

Investing activities

Net cash used in investing activities was $7.4 million for the year ended December 31, 2022 in comparison with net cash of $9.5 million used in investing activities for the year ended December 31, 2021. The decrease in outflow was due to inflow from disposal of subsidiary, which was partially offset by the increased outflow for time deposit purchases.

Financing activities

Net cash provided by financing activities was $3.1 million for the year ended December 31, 2022 in comparison with net cash of $4.5 million provided in financing activities for the year ended December 31, 2021. The decrease was mainly due to the decrease in net proceeds from additional borrowings under the revolving credit agreements during the year ended December 31, 2022.

Off Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2022.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT; MARKET RISK.

As a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, we are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm (Firm ID: 1195).

60

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of China United Insurance Service, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of China United Insurance Service, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations and other comprehensive income, changes in stockholders’ equity, and cash flows for years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

Revenue Recognition

Critical Audit Matter Description

As described in Note 2 to the consolidated financial statements, the Company generally recognizes its brokerage commission revenue when the insurance policy is effective. In addition, the Company may earn a performance bonus from insurance companies once achieving certain sales volume and targets based on the respective contracts with the insurance companies. The performance bonus is included as part of the transaction price and represents a form of variable consideration associated with the sales volume and targets. The Company estimates the amount of variable consideration that will be received with a constraint whereby a significant reversal of revenue is not probable.

We identified the estimated performance bonus as a critical audit matter because (1) the revenue is material to the consolidated financial statements, which amounted to approximately $8.5 million for the year ended December 31, 2022; (2) our audit involved subjectivity and complexity in evaluating management's estimates on the variable consideration. Auditing such estimates required extensive audit effort due to the complexity of management’s assumptions on the variable consideration.

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

Irvine, California

March 30, 2023

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(Amount in USD)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$25,557,582	$18,234,350
Time deposits	66,969,959	64,299,176
Accounts receivable	27,562,055	26,761,678
Marketable securities	816,749	—
Other current assets	1,146,749	1,207,496
Total current assets	122,053,094	110,502,700

Right-of-use assets under operating leases	7,162,373	6,449,182
Property and equipment, net	1,634,116	2,061,755
Intangible assets, net	333,966	333,118
Long-term investments	2,335,655	2,696,812
Restricted cash – noncurrent	7,679	88,282
Deferred tax assets	999,101	909,032
Other assets	4,366,812	4,740,640
TOTAL ASSETS	$138,892,796	$127,781,521

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$16,221,438	$14,003,541
Short-term loans	21,009,464	18,835,932
Contract liabilities - current	155,189	—
Income tax payable - current	2,920,542	3,893,047
Operating lease liabilities - current	3,556,295	3,059,329
Due to related parties	53,868	50,531
Other current liabilities	12,593,597	13,997,603
Total current liabilities	56,510,393	53,839,983

Contract liabilities - noncurrent	1,241,514	—
Income tax payable - noncurrent	299,797	539,636
Operating lease liabilities - noncurrent	3,514,245	3,298,089
Net defined benefit liabilities - noncurrent	305,545	389,198
Other liabilities	488,846	541,754
TOTAL LIABILITIES	62,360,340	58,608,660

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of December 31, 2022 and 2021, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 30,286,199 issued and outstanding as of December 31, 2022 and 2021, respectively	303	303
Additional paid-in capital	9,296,953	9,296,953
Statutory reserves	12,514,095	11,101,064
Retained earnings	23,378,500	13,690,368
Accumulated other comprehensive (loss) income	(1,843,804)	4,664,848
Total stockholders’ equity attributable to China United’s shareholders	43,346,057	38,753,546
Noncontrolling interests	33,186,399	30,419,315
TOTAL STOCKHOLDERS’ EQUITY	76,532,456	69,172,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$138,892,796	$127,781,521

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years ended
	December 31,
(Amount in USD)	2022	2021
Revenue	$131,930,218	$131,363,175
Cost of revenue	86,846,265	84,943,319

Gross profit	45,083,953	46,419,856

Operating expenses (income):
Selling	3,171,793	2,285,956
General and administrative	27,035,082	27,400,845
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—
Total operating expense (income), net	26,943,985	29,686,801

Income from operations	18,139,968	16,733,055

Other income (expenses):
Interest income	721,300	448,657
Interest expenses	(382,685)	(183,927)
Foreign currency exchange gain (loss), net	2,003,168	(140,371)
Dividend income	233,024	258,601
Fair value remeasurement on earn-out provisions	—	(1,106,513)
Other - net	274,954	638,117
Total other income (expense), net	2,849,761	(85,436)

Income before income taxes	20,989,729	16,647,619
Income tax expense	(3,979,409)	(4,994,651)

Net income	17,010,320	11,652,968
Less: net income attributable to noncontrolling interests	(5,909,157)	(5,422,847)
Net income attributable to China United’s shareholders	11,101,163	6,230,121

Other comprehensive items, net of tax:
Foreign currency translation (loss) gain	(9,776,502)	1,159,971
Other	125,777	16,175
Total other comprehensive (loss) gain	(9,650,725)	1,176,146

Comprehensive income	7,359,595	12,829,114
Less: comprehensive income attributable to noncontrolling interests	(2,767,084)	(5,823,574)

Comprehensive income attributable to China United’s shareholders	$4,592,511	$7,005,540

Weighted average shares outstanding:
Basic and diluted	30,286,199	29,604,102

Earnings per share attributable to China United's shareholders:
Basic and diluted	$0.355	$0.204

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Non-controlling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (Loss)	Earnings	Total	Interests	Equity

Balance December 31, 2020	29,421,736	$294	1,000,000	$10	$8,190,449	$9,463,903	$3,889,429	$9,097,408	$30,641,493	$24,595,741	$55,237,234

Appropriation of reserves	—	—	—	—	—	1,637,161	—	(1,637,161)	—	—	—
Issuance of common stock	864,463	9	—	—	1,106,504	—	—	—	1,106,513	—	1,106,513
Foreign currency translation gain	—	—	—	—	—	—	764,751	—	764,751	395,220	1,159,971
Other comprehensive income unrealized holding gain	—	—	—	—	—	—	10,668	—	10,668	5,507	16,175
Net income	—	—	—	—	—	—	—	6,230,121	6,230,121	5,422,847	11,652,968

Balance December 31, 2021	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$4,664,848	$13,690,368	$38,753,546	$30,419,315	$69,172,861

Appropriation of reserves	—	—	—	—	—	1,413,031	—	(1,413,031)	—	—	—
Foreign currency translation loss	—	—	—	—	—	—	(6,591,602)	—	(6,591,602)	(3,184,900)	(9,776,502)
Other comprehensive income- pension cost & unrealized holding gain	—	—	—	—	—	—	82,950	—	82,950	42,827	125,777
Net income	—	—	—	—	—	—	—	11,101,163	11,101,163	5,909,157	17,010,320

Balance December 31, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$12,514,095	$(1,843,804)	$23,378,500	$43,346,057	$33,186,399	$76,532,456

The accompanying notes are an integral part of these consolidated financial statements

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(Amount in USD)	2022	2021
Cash flows from operating activities:
Net income	$17,010,320	$11,652,968
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from settlement of contingency	—	1,106,513
Depreciation and amortization	1,118,645	1,170,743
Amortization of right-of-use assets	3,686,729	3,966,854
Net periodic pension cost	125,777	15,812
Amortization of bond premium	—	58
Loss on valuation of financial assets	315,943	81,022
Gain on sales of financial assets	—	(75,947)
Loss (Gain) on disposal of equipment	6,272	(1)
Gain on disposal of nonfinancial assets in Jiangsu Law	(3,262,890)	—
Deferred income tax	(318,647)	154,678
Unrealized foreign currency exchange gains	(2,006,129)	—
Net changes in operating assets and liabilities:
Accounts receivable	(3,497,311)	(1,047,547)
Other current assets	(155,141)	254,167
Other assets	145,136	(653,321)
Commission payable to sales professionals	3,689,465	1,727,790
Contract liabilities	1,438,879	(1,125,689)
Income tax payable	(923,496)	527,177
Other current liabilities	362,619	453,525
Other liabilities	(47,023)	(173,155)
Lease liabilities	(4,056,372)	(4,260,159)
Net cash provided by operating activities	13,632,776	13,775,488

Cash flows from investing activities:
Purchases of time deposits	(90,834,052)	(79,319,618)
Proceeds from maturities of time deposits	82,177,863	69,194,779
Acquisition of equity investments under cost method using the measurement alternative	—	(46,512)
Purchases of marketable securities	(1,055,665)	(1,727,668)
Proceeds from sales of marketable securities	—	3,083,386
Proceeds from sales of long-term investments - REITs	—	142,191
Proceeds from disposal of nonfinancial assets in Jiangsu Law	3,262,890	—
Purchase of equipment	(772,245)	(674,948)
Purchase of intangible assets	(175,611)	(116,539)
Proceeds from disposal of equipment	25,332	18,600
Net cash used in investing activities	(7,371,488)	(9,446,329)

Cash flows from financing activities:
Proceeds from short-term loans	57,009,663	22,536,112
Repayment of short-term loans	(53,897,648)	(17,970,000)
Repayment of related party borrowings	(35,454)	(49,334)
Net cash provided by financing activities	3,076,561	4,516,778

Foreign currency translation	(2,095,220)	346,867
Net increase in cash, cash equivalents and restricted cash	7,242,629	9,192,804

Cash, cash equivalents and restricted cash, beginning balance	18,322,632	9,129,828
Cash, cash equivalents and restricted cash, ending balance	$25,565,261	$18,322,632

SUPPLEMENTARY DISCLOSURE
Interest paid	$356,800	$181,911
Income tax paid	$4,989,567	$3,588,250
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$4,399,919	$3,891,481

The accompanying notes are an integral part of these consolidated financial statements

NOTE 1 – ORGANIZATION AND PRINCIPAL ACTIVITIES

China United Insurance Service, Inc. (“China United” or “CUII”), the subsidiaries and variable-interest entity and its subsidiaries (collectively referred to herein, as the “Company”) primarily engage in insurance brokerage and insurance agency services. The Company markets and sells to customers, two broad categories of insurance products: life insurance products and property and casualty insurance products, both focused on meeting the particular insurance needs of individuals. The insurance products are underwritten by some of the leading insurance companies in Taiwan and China. The Company manages its business through aggregating them into three geographic operating segments, Taiwan, People’s Republic of China (“PRC”), and Hong Kong. The Company’s common stock currently trades over the counter under the ticker symbol “CUII” on the OTCQB.

The corporate structure as of December 31, 2022 is as follows:

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
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")

On January 31, 2022, Genius Investment Consultant Co., Ltd. (“GIC”), a subsidiary entity of CUII entered into a stock transfer agreement with AIlife International Investment Co., Ltd. (“AIlife”), pursuant to which GIC sold and transferred to AIlife 100% of its equity ownership in Joint Insurance Broker Co., Ltd. (“JIB”), a former wholly-owned subsidiary of GIC, resulting in AIlife owning 100% equity interest in JIB. Such exchange of equity interests between CUII’s subsidiaries are under common control of the Company and therefore, they were accounted for at the carrying amount of the equity interests transferred and there was no impact on consolidated financial statements as of and for the year ended December 31, 2022.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of China United, the subsidiaries and variable interest entity and its subsidiaries as shown in the corporate structure in Note 1. All significant intercompany transactions and balances have been eliminated in the consolidation. The Company consolidates variable interest entities where it has been determined that the Company is the primary beneficiary of those entities’ operations.

Basis of Presentation

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

To extend the business within the PRC, Anhou intended to increase its registered capital to RMB 50 million (approximately $7 million) to meet the requirement of the China Insurance Regulatory Commission (the “CIRC”) so that it can set up new branches in any province beyond its current operations in China. China United increased the investment in Anhou through various loan agreements with the shareholders of Anhou. The aggregate funding provided by WFOE was RMB 40 million. Due to the capital increase, a series of variable interest agreements (the “Second VIE Agreements”), which include Power of Attorneys, Exclusive Option Agreements, Share Pledge Agreements, were signed on October 24, 2013 and entered in the same form as the First VIE Agreements, other than the change of shareholder names and their respective shareholdings. The First VIE Agreements were terminated by and among WFOE, Anhou and Anhou original shareholders on the same date. The EBCA executed by and between WFOE and Anhou on January 17, 2011 remains in full effect.

As a result of the Second VIE Agreements, WFOE is considered the primary beneficiary of Anhou and has effective control over Anhou. Accordingly, the results of operations, assets and liabilities of Anhou and its subsidiaries (collectively, the “Consolidated Affiliated Entities” or the “CAE”) are consolidated from the earliest period presented. The Company reviews the VIE’s status on an annual basis and determines if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; and (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses. For the years ended December 31, 2022 and 2021, no event taken place that would change the Company’s primary beneficiary status.

It is uncertain whether any new PRC laws or regulations relating to variable interest entity structures will be adopted or if adopted, what they would provide. PRC regulatory authorities could disallow this structure, which would materially adversely affect our operations in China and could cause the value of our securities to significantly decline or become worthless.

Noncontrolling Interests

Noncontrolling interests represent amounts related to majority-owned subsidiaries in which the Company has a controlling financial interest. The amount of noncontrolling interest is consisted of the amount of such interests at the date of the Company's original acquisition of an equity interest and the noncontrolling holders’ percentage share of income or losses from the subsidiaries.

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

Foreign Currency Transactions

China United’s financial statements are presented in U.S. dollars ($), which is the China United’s reporting and functional currency. The functional currencies of the China United’s subsidiaries are New Taiwan dollar (“NTD”), China yuan (“RMB”) and Hong Kong dollar (“HKD”). Each subsidiary maintains its financial records in its own functional currency. Transactions denominated in foreign currencies are measured at the exchange rates prevailing on the transaction dates. Monetary assets and liabilities denominated in foreign currencies are remeasured at the exchange rates prevailing at the balance sheet date. Non-monetary items that are measured in terms of historical cost in foreign currency are remeasured using the exchange rates at the dates of the initial transactions. Exchange gains and losses are included in the consolidated statements of operations.

The Company translates the assets and liabilities into U.S. dollars using the rate of exchange prevailing at the balance sheet date and the statements of operations and cash flows are translated at an average rate during the reporting period. Adjustments resulting from the translation from NTD, RMB and HKD into U.S. dollars are recorded in stockholders’ equity as part of accumulated other comprehensive income. Cash flows were also translated at average translation rates for the period and, therefore, amounts reported on the statement of cash flows would not necessarily agree with changes in the corresponding balances on the consolidated balance sheet. The exchange rates used for consolidated financial statements are as follows:

	Average Rate for the
	Years Ended December 31,
	2022		2021
Taiwan dollar (NTD)	NTD	29.78510	NTD	27.91940
China yuan (RMB)	RMB	6.72838	RMB	6.44995
Hong Kong dollar (HKD)	HKD	7.83026	HKD	7.77225
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at December 31,
	2022		2021
Taiwan dollar (NTD)	NTD	30.68450	NTD	27.68785
China yuan (RMB)	RMB	6.89730	RMB	6.35877
Hong Kong dollar (HKD)	HKD	7.80776	HKD	7.79713
United States dollar ($)		$1.00000		$1.00000

Fair Value Measurement

Fair value accounting establishes a framework for measuring fair value and expands disclosure about fair value measurements. Fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three levels as follows:

-Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

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

Marketable Securities

The Company invests part of its excessive cash in equity securities. Marketable securities represent trading securities bought and held primarily for sale in the near-term to generate income on short-term price differences and are stated at fair value. Realized and unrealized gains and losses are recorded in other income (expense).

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable includes commission receivables stated at net realizable values. The Company reviews its accounts receivable regularly to determine if a bad debt allowance is necessary at each quarter-end. Management reviews the composition of accounts receivable and analyzes the age of receivables outstanding, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the necessity of making such allowance. No allowance was deemed necessary as of December 31, 2022 and 2021.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation. Expenditures for improvements are capitalized; repairs and maintenance are charged to expense as incurred. Upon sale or retirement, the cost and related accumulated depreciation are removed from the accounts and any gain or loss is recorded in other income (expense).

Depreciation of office equipment, office furniture, transportation equipment and other equipment is computed using straight-line method based on estimated useful lives with estimated salvage value. The estimated useful lives for office equipment, office furniture, transportation equipment and other equipment are three to five years, and the estimated useful lives for leasehold improvements are three to ten years. Leasehold improvements are depreciated or amortized over the shorter of the estimated useful life of the asset or the remaining expected lease term.

Intangible Assets

For internally developed software, costs incurred in the development phase are capitalized and amortized over the product’s estimated useful life. All costs incurred that relate to planning and post implementation phases of development are expensed. Development phase costs generally include salaries and personnel costs and third-party contractor expenses associated with software development, configuration and coding. Capitalized costs related to internally developed software under development are treated as construction in progress until the program, feature or functionality is ready for its intended use, at which time amortization commences. The Company did not capitalize any expenditure related to internally developed software for the period 2022 and 2021.

Impairment of Long-Lived Assets

The Company reviews the carrying values of the long-lived assets when circumstances warrant as to whether the carrying value has become impaired. The Company considers assets to be impaired if the carrying value of an asset exceeds the present value of future net undiscounted cash flows from its related operations. There was no impairment recognized for the years ended December 31, 2022 and 2021.

Long-Term Investments

Long-term investments include investment in real estate investment trusts (“REITs”) measured at fair value through net income, and equity investments using cost method under the measurement alternative. Available-for-sale investments are carried at fair value and unrealized gains and losses as a result of changes in the fair value are recorded as a separate component within accumulated other comprehensive income (loss) in the accompanying consolidated balance sheets. The Company evaluates its available-for-sale debt securities to assess whether those with unrealized loss positions are other-than-temporarily impaired. Impairments are considered to be other-than-temporary if they are related to deterioration in credit risk or if it is likely that the Company will sell the securities before the recovery of its cost basis. Realized gains and losses and declines in value judged to be other-than-temporary are determined based on the specific identification method and are reported in other income (expense) in the consolidated statements of comprehensive loss.

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

Advertising Costs

The Company expenses all advertising costs, which include promotions and branding, as incurred. The Company incurred $209,426 and $203,754 in advertising and marketing costs under selling expenses during the years ended December 31, 2022 and 2021, respectively.

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

For the first year commission (FYC), the Company recognizes the revenue when the individuals’ policies are effective. The Company makes the estimation amount to be entitled for annual performance and operating bonus which is based on the FYC. The Company makes an estimation on performance and operation bonus which are based on the accumulated FYC on quarterly basis, and make reconciliation between actual and estimation amount on annual basis. The estimated revenue for the year ended December 31, 2022 and 2021 was approximately $8.7 million and $7.4 million, respectively.

Others includes the contingent commissions for subsequent years, the bonus based on persistency ratio bonus, and service allowances, are considered highly susceptible to factors outside the company’s influence and depend on the actions of third parties (i.e., the subsequent premiums paid by individual policyholders), and the uncertainty can be extended for many years. Considering the high uncertainties, the contingent commissions for subsequent years, the bonus based on persistency ratio, and service allowances will be recognized as revenue upon notice of actual amounts from the insurance companies after the uncertain event is resolved.

For property and casualty insurance products, the Company recognizes the revenue when the individuals’ policies are effective. The revenue from property and casualty insurance products was 6.3% and 7.2% of the Company’s total revenue for the year ended December 31, 2022 and 2021, respectively.

The Company is obligated to pay commissions to its sales professionals when an insurance policy becomes effective. Other than that, there are also bonuses rewarded to sales professionals based on their position and sales performance. The Company recognizes commission revenue granted from insurance companies on a gross basis, and the commissions and bonuses paid to its sales professionals are recognized as cost of revenue.

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

Contract assets represent unbilled amounts resulting from the insurance agency and brokerage services provided by the Company to the insurance companies when the Company has a conditional right to payment once the individuals’ insurance policies are effective. Contract assets are classified as current and the full balance is reclassified to accounts receivables when the right to payment becomes unconditional. The balance of contract assets was insignificant as of December 31, 2022 and 2021.

Contract liabilities represents the commissions received upfront from the insurance companies related to services that has not yet been recognized as revenue. The Company classifies contract liabilities as current/noncurrent based on the timing of when the Company expects to recognize revenue. Please refer to Note 19 for contract liabilities in AIATW.

The Company generally expenses sales commissions to its sales professionals when incurred because such expenses would be settled within one year or less. These costs are recorded within sales expenses in the consolidated statements of operations and other comprehensive income, as the expenses are settled less than one year and the Company has elected the practical expedient included in ASC 606.

For the years ended December 31, 2022 and 2021, the Company recorded revenue of $131,930,218 and $131,363,175, respectively. Disaggregation information of revenue is disclosed in Note 25.

Share Based Payment

The Company accounts for share-based payment in accordance with ASC Topic 718, Compensation-Stock Compensation. Under the Company’s 2017 Long Term Incentive Plan (the “2017 Plan”), up to 10,000,000 shares of the Company’s Common Stock may be granted (the “Share Pool”) provided that 2,000,000 shares of the Share Pool is reserved for issuance to eligible participants such as officers, directors and employees of, and other individuals (including sales agents who are exclusive agents of the Company or its subsidiaries or derive more than 50% of their income from those entities) who provide bona fide services to or for, the Company or any of subsidiaries. There are no awards granted under the 2017 Plan as of and for the years ended December 31, 2022 and 2021.

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

Income Taxes

The Company records income tax expense using the asset-and-liability method of accounting for deferred income taxes. Under this method, deferred taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Deferred tax assets are reduced by a valuation allowance if, based on available evidence, it is more likely than not that the deferred tax assets will not be realized. The Company has elected to recognize a tax on global intangible low-taxed income (“GILTI”), which was imposed by the 2017 Tax Cuts and Jobs Act (the “2017 Tax Act”), as tax expense in the period the tax is incurred.

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of December 31, 2022 and 2021, the Company does not have any potentially dilutive instrument.

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the years ended December 31, 2022 and 2021 under the two-class method.

	December 31,
	2022		2021
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$10,746,337	$354,826	$6,026,550	$203,571

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic & diluted	30,286,199	1,000,000	29,604,102	1,000,000
Basic and diluted earnings per share	$0.355	$0.355	$0.204	$0.204

The participating rights (liquidation and dividend rights) of the holders of the Company’s common stock and preferred stock are identical, except with respect to voting right (Note 16). As a result, and in accordance with ASC 260, the undistributed earnings for each year are allocated based on the contractual participation rights of the common stock and preferred stock as if the earnings for the year had been distributed. As the liquidation and dividend rights are identical, the undistributed earnings are allocated on a proportionate basis.

Concentration of Credit Risk

The Company maintains cash and cash equivalents with banks in the USA, the PRC, Hong Kong, and Taiwan. Should any bank holding the Company’s cash become insolvent, or if the Company is otherwise unable to withdraw funds, the Company would lose all or part of its cash deposit with that bank; however, the Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts. In Taiwan, a depositor has up to NTD 3,000,000 insured by Central Deposit Insurance Corporation (“CDIC”). In China, a depositor has up to RMB 500,000 insured by the People’s Bank of China Financial Stability Bureau (“FSD”). In Hong Kong, a depositor has up to HKD 500,000 insured by Hong Kong Deposit Protection Board (“DPB”). In the United States, the standard insurance amount is $250,000 per depositor in a bank insured by the Federal Deposit Insurance Corporation (“FDIC”).

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits and accounts receivable. As of December 31, 2022, and 2021, approximately $2,356,000 and $2,712,000 of the Company’s cash and cash equivalents, time deposits, restricted cash, and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $93,337,000 and $83,446,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have collectability concern.

For the years ended December 31, 2022 and 2021, the Company earns commission revenues from an insurance company individually more than 10% of the total revenue of the Company were:

	Years Ended December 31,
	2022		2021
		% of Total		% of Total
	Amount	Revenue	Amount	Revenue
TransGlobe Life Insurance Inc.	$38,397,745	29%	$33,579,165	26%
Taiwan Life Insurance Co., Ltd.	18,363,419	14%	24,626,829	19%
Farglory Life Insurance Co., Ltd.	15,972,048	12%	16,676,479	13%

As of December 31, 2022, and 2021, the Company’s accounts receivable due from an insurance company individually accounted more than 10% of the total accounts and notes receivable were:

	December 31,
	2022		2021
		% of Total		% of Total
		Accounts		Accounts
	Amount	Receivable	Amount	Receivable
TransGlobe Life Insurance Inc.	$8,770,151	32%	$8,569,590	32%
Taiwan Life Insurance Co., Ltd.	3,588,639	13%	4,483,343	17%
Farglory Life Insurance Co., Ltd.	3,266,442	12%	2,729,673	10%

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

In November 2019, the FASB issued ASU No. 2019-10 to postpone the effective date of ASU No. 2016-13 for public business entities eligible to be smaller reporting companies defined by the SEC to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company believes the adoption of ASU No. 2016-13 has immaterial impact on the Company’s consolidated financial statements.

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

On July 28, 2022, the Hsuchow Regulatory Bureau of the China Banking and Insurance Regulatory Commission (the “CBIRC Hsuchow Regulatory Bureau”) approved the change of shareholders of Jiangsu Law from Anhou to the aforementioned third-party buyers and accordingly, Anhou lost control over Jiangsu Law that holds the insurance agency license under ASC 810. In the meantime, the Company recognized a gain of $3,262,890 from the disposal of the insurance agency license under ASC 610-20, which was included in income from operations.

The Company also recognized the severance payments of $627,407 under operating expenses in 2022 related to the disposal of Jiangsu Law.

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Cash and cash equivalents:
Cash on hand and in banks	$25,557,582	$18,234,350
Restricted cash – noncurrent	7,679	88,282
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$25,565,261	$18,322,632

Noncurrent restricted cash includes a trust account held for bonus accrued for officers and a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of such Agencies.

NOTE 5 – TIME DEPOSITS

Time deposits are short-term bank deposits with maturities of more than three months but less than one year at the date of origination and consisted of the following:

	December 31,
	2022	2021

Total time deposits	$75,462,846	$71,161,391
Less: time deposits – original maturities less than three months under cash and cash equivalents	(8,492,887)	(6,862,215)
Time deposits – original maturities over three months but less than one year	$66,969,959	$64,299,176

The deposits are presented at their cost, including accrued interest. The deposits bear annual interest rates ranging from 0.07% to 3.00% and from 0.05% to 2.79% during 2022 and 2021, respectively.

Time Deposits Pledged as Collateral

The Company had a total of $28,555,418 (NTD 876.2 million) and $23,811,616 (NTD 659.3 million) restricted time deposits, respectively, as of December 31, 2022 and 2021. Time deposits of $32,590 (NTD 1 million) and $36,117 (NTD 1 million) were pledged as collateral for the Company’s credit card as of December 31, 2022 and 2021, respectively. In addition, the Company had time deposits of $28,522,828 and $23,775,499 pledged as collateral for short-term loans, respectively, as of December 31, 2022 and 2021. See Note 12.

NOTE 6 – MARKETABLE SECURITIES

Marketable securities, consisted of stock mutual funds, was $816,749 and nil as of December 31, 2022 and 2021, respectively. Realized and unrealized gains (losses) for the years ended December 31, 2022 and 2021 are summarized below:

	Years Ended December 31,
	2022	2021
Net unrealized (losses) gains on marketable securities held	$(214,253)	$—
Net realized gains for marketable securities sold	—	75,950
Total net (losses) gains recognized in other (expenses) income	$(214,253)	$75,950

For the years ended December 31, 2022 and 2021, the Company purchased marketable securities of $1,055,665 and $1,727,668, respectively.

NOTE 7 – PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following, as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Office equipment	$2,120,052	$2,152,239
Office furniture	67,474	97,917
Leasehold improvements	2,286,196	2,415,907
Transportation equipment	155,092	238,202
Other equipment	1,092,413	1,047,134
Total	5,721,227	5,951,399
Less: accumulated depreciation	(4,087,111)	(3,889,644)
Total property and equipment, net	$1,634,116	$2,061,755

Depreciation expense under general and administrative expenses was $977,421 and $1,000,655 for the years ended December 31, 2022 and 2021, respectively.

NOTE 8 – INTANGIBLE ASSETS, NET

As of December 31, 2022 and 2021, the Company’s intangible assets consisted of the following:

	December 31,
	2022	2021
Software	$2,348,572	$2,413,843
Less: accumulated amortization	(2,014,606)	(2,080,725)
Total intangible assets, net	$333,966	$333,118

Estimated future assets amortization as of December 31, 2022 is as follows:

Years ending December 31,	Amount
2023	$125,795
2024	90,202
2025	65,129
2026	43,962
2027	8,878
Thereafter	—
Total	$333,966

Amortization expense was $141,224 and $170,088 for the years ended December 31, 2022 and 2021, respectively.

NOTE 9 – LONG-TERM INVESTMENTS

As of December 31, 2022 and 2021, the Company’s long-term investments consisted of the following:

	December 31,
	2022	2021
Equity investments under cost method using the measurement alternative	$1,296,079	$1,435,330
REITs	1,039,576	1,261,482
Total long-term investments	$2,335,655	$2,696,812

Equity Investments under Cost Method Using the Measurement Alternative

	December 31, 2022		December 31, 2021
	Investment		Investment
Investee	Ownership	Amount	Ownership	Amount
Genius Insurance Broker Co., Ltd (“GIB”)	11.73%	$1,252,584	11.73%	$1,388,151
Hainan Haoguan Yucheng Technology Service LLP (“HAINAN”)	9.99%	43,495	9.99%	47,179

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

The change in carrying value of equity investment between the two years resulted from the fluctuation of exchange rates. The Company received $203,269 and $252,154 dividend income distributed from GIB for the years ended December 31, 2022 and 2021, respectively.

REITs

REITs are valued based on quoted market prices in the active market of Taiwan. The fair value of REITs as of December 31, 2022 and 2021 were $1,039,576 and $1,261,482, respectively. Unrealized losses included in earnings for assets held at the end of the reporting periods were $101,690 and $81,022 in the consolidated statements of operations for the years ended December 31, 2022 and 2021, respectively.

During the years ended December 31, 2022 and 2021, no other-than temporary impairment were recorded related to the long-term investments.

NOTE 10 – OTHER ASSETS

	December 31,
	2022	2021
Trust account	$2,467,044	$2,477,621
Security deposits/Rent deposit	1,043,957	1,095,665
Registered Capital deposit	724,921	1,100,842
Other	130,890	66,512
Total	$4,366,812	$4,740,640

The trust account is lodged with the Company in accordance with the engagement agreement signed with Hui-Hsien Chao (“Ms. Chao”), which represented the performance bonus paid by the Company to Ms. Chao as her service provided as the general manager of Law Broker. The company reserves cash in a trust account held by a financial institution in a form of time deposits. Please refer to Note 23.

According to Provisions on the Regulation of Insurance Brokers issued by the China Insurance Regulatory Commission (“CIRC”), the Company should set aside a registered capital deposit which is no less than 5% of its capital. Also, CIRC issued an executive order No.82 in 2016 which indicates the registered capital deposit should be no less than 10% of its capital. Total registered capital deposit lodged in compliance with CIRC’s regulation were RMB 5,000,000 and RMB 7,000,000 ($724,921 and $1,100,842) as of December 31, 2022 and 2021, respectively.

NOTE 11 – COMMISSION PAYABLE TO SALES PROFESSIONALS

Commission payable to professionals consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Taiwan	$16,018,808	$13,793,343
PRC	202,630	210,198
Total commission payable to sales professionals	$16,221,438	$14,003,541

Commission payable to sales professionals are usually settled within twelve months.

NOTE 12 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of December 31, 2022 and 2021:

		December 31, 2022		December 31, 2021
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$8.1 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the 1-month TAIBOR rate plus a margin of 0.46% and matures on April 11, 2023.	Time deposits	$6,260,490	$6,260,490	$9,011,172	$9,047,289
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.45% and matures on December 6, 2023.	Time deposits	4,000,000	6,221,382	4,000,000	4,984,135
$6.5 million (NTD 200 million) revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIBOR rate plus a margin of 0.17% and matures on October 7, 2023.	Time deposits	3,258,974	3,585,445	—	1,000,000
$3.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIFX3 rate plus a margin of 0.4% and matures on October 7, 2023.	Time deposits	2,490,000	2,724,462	—	—
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.65% and matures on May 31, 2023.	Time deposits	2,200,000	2,300,000	2,200,000	3,065,801
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on January 13, 2023.	Time deposits	2,150,000	2,542,000	1,850,000	2,961,588
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matured on February 28, 2023.	Time deposits	650,000	1,630,075	—	—
$3.3 million (NTD 100 million) revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the FEIB’s adjustable rates for loans plus a margin of 0.6% and matures on January 13, 2023.	Time deposits	—	3,258,974	—	—
$3 million revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the 1-month TAIBOR rate plus a margin of 0.6% and matures on April 11, 2023.	Time deposits	—	—	—	—
$3.1 million revolving line of credit with KGI; the loan bears interest at the TAIFX Fixing rate plus a margin of 0.9% and matures on August 17, 2023.	Time deposits	—	—	1,540,000	2,481,926
$6.5 million (NTD 200 million) revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.6% and matures on May 31, 2023.	Time deposits	—	—	234,760	234,760
		$21,009,464	$28,522,828	$18,835,932	$23,775,499

Borrowings under the revolving credit agreements are generally due average 97 days or less. Total interest expenses incurred from the credit facilities were $382,685 and $181,911 for the years ended December 31, 2022 and 2021, respectively.

NOTE 13 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Accrued bonus	$6,230,168	$6,645,496
Payroll payable and other benefits	2,143,247	2,188,074
Accrued business tax and tax withholdings	1,964,615	1,903,039
Other accrued expenses	2,255,567	3,260,994
Total other current liabilities	$12,593,597	$13,997,603

Accrued Bonus

The Company’s foreign subsidiaries have various bonus plans, which provide cash awards to employees based upon their performance, and had accrued bonus of $3,973,886 and $4,059,901, respectively, related to cash awards to employees as of December 31, 2022 and 2021.

The Company has other compensation plans solely provided by Law Broker to its officers. The compensation plans eligible to Law Broker’s officers include a surplus bonus based on a percentage of income after tax and other performance bonuses such as retention and non-competition. For the years ended December 31, 2022 and 2021, the bonus expenses to Law Broker’s officers under the compensation plans were $214,193 and $752,413, respectively.

As of December 31, 2022 and 2021, the Company had accrued bonus of $2,256,282 and $2,585,595 payable within next 12 months, related to the compensation plans for Law Broker’s officers. See Note 23 for additional information of agreements with Law Broker’s officers.

NOTE 14 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Due to previous shareholders of AHFL	$488,846	$541,754
Total other liabilities	$488,846	$541,754

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. In March 2021, the Company entered a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. As of December 31, 2022 and 2021, the amount due to previous shareholders of AHFL were $488,846 and $541,754, respectively.

NOTE 15 – POST-EMPLOYMENT BENEFITS

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

The pension fund is managed by the government’s designated authorities and therefore is not included in the Company’s consolidated financial statements. For the years ended December 31, 2022 and 2021, total pension expenses of $75,095 and $81,440, respectively, were recognized by the Company.

Movements in present value of defined benefit obligation during the year:

	Years ended December 31,
	2022	2021
Defined benefit obligation at beginning of year	$(563,087)	$(487,020)
Items recognized as profit or loss:
Service cost	(75,223)	(82,452)
Interest cost	(3,611)	(1,932)
Subtotal	(78,834)	(84,384)
Remeasurements recognized in other comprehensive income (loss):
Experience adjustments	112,175	15,740
Subtotal	112,175	15,740
Benefits paid	—	—
Exchange effect	54,014	(7,423)
Defined benefit obligation at end of year	$(475,732)	(563,087)

Movements in fair value of plan assets during the year:

	Years ended December 31,
	2022	2021
Beginning balance of fair value of plan assets	$173,889	$168,478
Items recognized as profit or loss:
Interest income on plan assets	3,080	2,845
Remeasurements recognized in other comprehensive income:
Return on plan assets excluding amounts recognized as interest result	10,601	171
Exchange effect	(17,383)	2,395
Fair value of plan assets at end of year	$170,187	$173,889

The actual returns on plan assets of the Company for the years ended December 31, 2022 and 2021 were $13,681 and $3,016, respectively.

The defined benefit plan recognized on the consolidated balance sheets is as follows:

	December 31,
	2022	2021
Present value of the defined benefit obligation	$(475,732)	$(563,087)
Fair value of plan assets	170,187	173,889
Funded status	(305,545)	(389,198)
Net defined benefit liabilities, noncurrent recognized on the consolidated balance sheets	$(305,545)	$(389,198)

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

The principal underlying actuarial assumptions are as follows:

	December 31,
	2022	2021
Discount rates	1.35%	0.70%
Rates of future salary increase	2.00%	2.00%
Expected long-term rates of return on plan assets	2.25%	2.00%

Expected future benefit payments is as follows:

Amount
2023	$15,426
2024	14,936
2025	17,039
2026	16,003
2027	16,098
Thereafter	71,198
Present value of future minimum benefit payments	$150,700

The Company expects to make pension fund contribution of nil in 2023. The weighted-average durations of the defined benefit obligation are 14 and 15 years as of December 31, 2022 and 2021, respectively.

NOTE 16 – PREFERRED STOCK AND COMMON STOCK

Preferred Stock

The Company had 1,000,000 shares of Series A Preferred Stock (“Series A Stock”) issued and outstanding as of December 31, 2022 and 2021. The Series A Stock has the following rights and preferences:

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

Common Stock

As of December 31, 2022 and 2021, the Company had outstanding common stock of 30,286,199 shares with amount of $303.

On February 13, 2015, the Company and AHFL, a wholly owned subsidiary of the Company, entered into an acquisition agreement with Mr. Chwan Hau Li, the selling shareholder of GHFL. Subsequent to the acquisition, GHFL became a wholly-owned subsidiary of the Company which in turn holds approximately 15.64% issued and outstanding shares of Genius Insurance Broker Co., Ltd. (“Genius Broker”). Accordingly, the acquisition was accounted for as an asset acquisition of Genius Broker, which is an equity investment without readily determinable fair value under the measurement alternative acquired by the Company (Note 9). In addition, pursuant to the acquisition agreement, on the fourth anniversary date of the acquisition, if the guaranteed price per share of Genius Broker is higher than the average price per share of the Company, additional shares of the Company should be issued to Mr. Chwan Hau Li. Such contingent shares issued to Mr. Chwan Hau Li. are accounted for as a contingent liability at inception at the fair value and are further measured at the fair value of contingent liability at each reporting date with the change of fair value recognized in earnings until the contingent liability was settled on August 13, 2021.

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

NOTE 17 – STATUTORY RESERVES

According to Taiwan accounting rules and corporation regulations, the Company’s subsidiaries in Taiwan must appropriate 10% of net income to statutory reserves until the accumulated reserve reaches registered capital. The reserve can be converted into share capital by issuing new shares to existing shareholders in proportion to their shareholding or by increasing the par value of the shares currently held by them, with a limitation that the reserve left is not less than 25% of the registered capital after converting to share capital. As of December 31, 2022 and 2021, the Company had statutory reserves in responding to the regulation requirements in Taiwan in the amount of $12,514,095 and $11,101,064, respectively.

Pursuant to the PRC regulations, the Company’s CAE are required to transfer 10% of net profits, as determined under the PRC accounting regulations, to a Statutory Common Reserve Fund (“Reserve Fund”). Appropriation to the Reserve Fund may cease when the fund equals 50% of a company’s registered capital or when a company has accumulated losses. The transfer to this reserve must be made before distribution of dividends to shareholders. The Company’s CAE did not appropriate such reserve due to as the accumulated deficit as of December 31, 2022 and 2021.

Under PRC laws and regulations, there are restrictions on the Company’s VIEs with respect to transferring certain of their net assets to the Company either in the form of dividends, loans, or advances. As of December 31, 2022 and 2021, the Company’s restricted net assets were $14,761,369 and $12,182,826, respectively, which included statutory reserves and consolidated net assets of VIEs. Please refer to Note 26 for additional disclosure for VIEs.

NOTE 18 – NONCONTROLLING INTERESTS

Noncontrolling interests consisted of the following as of December 31, 2022 and 2021:

	% of Non-			Other
	controlling	December 31,	Net Income	Comprehensive	December 31,
Name of Entity	Interest	2021	(Loss)	Income (Loss)	2022
Law Enterprise	34.05%	$(676,166)	$(237,604)	$(1,171)	$(914,941)
Law Broker	34.05%	31,016,203	4,829,675	(3,060,114)	32,785,764
Uniwill	50.00%	48,802	1,424,345	(80,226)	1,392,921
Rays	1.00%	(6,461)	(346)	—	(6,807)
PFAL	49.00%	364,056	(106,221)	(562)	257,273
MKI	49.00%	(327,119)	(692)	—	(327,811)
Total		$30,419,315	$5,909,157	$(3,142,073)	$33,186,399

	% of Non-			Other	Impact from
	controlling	December 31,	Net Income	Comprehensive	Liquidation	December 31,
Name of Entity	Interest	2020	(Loss)	Income (Loss)	of PA Taiwan	2021
Law Enterprise	34.05%	$(414,957)	$(264,642)	$3,433	$—	$(676,166)
Law Broker	34.05%	25,177,272	5,444,673	394,258	—	31,016,203
Uniwill	50.00%	(421,035)	466,934	2,903	—	48,802
Rays	1.00%	(5,772)	(689)	—	—	(6,461)
PFAL	49.00%	423,978	(63,441)	3,519	—	364,056
MKI	49.00%	(732)	(161,090)	—	(165,297)	(327,119)
PA Taiwan	49.00%	(163,013)	1,102	(3,386)	165,297	—
Total		$24,595,741	$5,422,847	$400,727	$—	$30,419,315

NOTE 19 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable and contract liabilities from contracts with customers is as follows:

	December 31,
	2022	2021
Accounts receivable	$27,562,055	$26,761,678
Contract liabilities – current	155,189	—
Contract liabilities – noncurrent	1,241,514	—

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

As of December 31, 2022 and 2021, the basic business execution fees of $52,267 and $1,191,858 were payable and recorded under other current liabilities, respectively.

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

The following table presents the amounts recognized as revenue and refund for each contract year:

Contract				Revenue			Revenue VAT		Refund			Refund VAT
Year	Period	Execution Fees		Amount			Amount		Amount			Amount
First	01/01/2022 - 12/31/2022	NTD	5,000,000	NTD	3,234,476	(1)	NTD	161,724	NTD	1,527,429	(1)	NTD	76,371
Second	01/01/2023 - 12/31/2023	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Third	01/01/2024 - 12/31/2024	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Fourth	01/01/2025 - 12/31/2025	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Fifth	01/01/2026 - 12/31/2026	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Sixth	01/01/2027 - 12/31/2027	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Seventh	01/01/2028 - 12/31/2028	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Eighth	01/01/2029 - 12/31/2029	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Ninth	01/01/2030 - 12/31/2030	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
Tenth	01/01/2031 - 12/31/2031	NTD	5,000,000	NTD	—		NTD	—	NTD	—		NTD	—
TOTAL		NTD	50,000,000	NTD	3,234,476		NTD	161,724	NTD	1,527,429		NTD	76,371
1)	The Company estimated VONB and 13-month persistency ratio for the year ending December 31, 2022 and calculated the revenue amount to be $108,594 (NTD 3,234,476) for the year. The amount will be reassessed every quarter until receiving AIATW’s notice.

The Company recognized the revenue related to AIATW of $108,594 (NTD 3,234,476) and nil, net of VAT, for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company had $1,241,514 and nil of non-current portion of contract liabilities, respectively, and current contract liabilities of $155,189 and nil, respectively, related to the Alliance Agreement.

NOTE 20 – LEASE

The Company has operating leases for its offices with lease terms ranging from one to five years. The Company recorded operating lease cost of $4,273,389 and $4,228,584 for the years ended December 31, 2022 and 2021, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of December 31, 2022 and 2021, operating lease right-of-use assets and lease liabilities were as follows:

	December 31,
	2022	2021
Right-of-use assets under operating leases	$7,162,373	$6,449,182
Operating lease liabilities – current	3,556,295	3,059,329
Operating lease liabilities – noncurrent	3,514,245	3,298,089

Lease Term and Discount Rate

	December 31,
	2022		2021
Weighted average remaining lease term
Operating lease	2.54	years	2.31	years
Weighted average discount rate
Operating lease	2.59%		2.80%

The minimum future lease payments as of December 31, 2022 are as follows:

Amount
2023	$3,589,189
2024	2,232,058
2025	879,635
2026	373,297
2027	266,955
Thereafter	—
Total minimum lease payments	7,341,134
Less: Interest	(270,594)
Present value of future minimum lease payments	$7,070,540

NOTE 21 – INCOME TAX

Provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 consisted of:

	Years Ended December 31,
	2022	2021
Current income provision
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	4,123,929	4,868,429
	$4,123,929	$4,868,429
Deferred income provision (benefit)
U.S. Federal	$—	$—
U.S. State	—	—
Foreign	(144,520)	126,222
	$(144,520)	$126,222

Income tax provision	$3,979,409	$4,994,651

Significant components of the deferred tax assets and liabilities for income taxes as of December 31, 2022 and 2021 consisted of the following:

	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforwards	$1,142,485	$1,639,106
Accrued bonus to Law Broker’s officer	406,853	465,047
Unrealized foreign currency exchange loss	48,802	240,898
Social security premium	58,395	50,828
Pension liabilities	70,310	88,037
Compensation cost	78,022	—
Others	99,792	64,222
Total	$1,904,659	$2,548,138
Valuation allowance	(905,558)	(1,639,106)
Net deferred tax assets - noncurrent	$999,101	$909,032

Deferred tax liabilities - noncurrent	$—	$—

Management determined that it was unlikely that the Company’s deferred tax assets from the net operating loss in the PRC would be realized and provided a full valuation allowance against the deferred tax assets. In the PRC, the net operating losses generated in a tax year can be carryforward for five years. And in Taiwan, the net operating losses generated in a tax year can be carryforward for ten years. The 2017 Tax Act allows the net operating losses generated after December 31, 2017 to be carryforward indefinitely, whereas the operating losses generated in tax years prior to December 31, 2017 can only be carryforward for twenty years.

The following table reconciles the Company’s statutory tax rates to effective tax rates for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
U.S. statutory rate	21%	21%
Tax rate difference	(2)%	(2)%
Change in valuation allowance for unrecognized tax losses	3%	7%
Income tax on undistributed earnings	3%	4%
Non-deductible and non-taxable items	(1)%	—%
Release of valuation allowance	(1)%	—%
Utilization of previously unrecognized tax losses	(4)%	—%
Effective tax rate	19%	30%

The Company’s income tax expense is mainly generated by its subsidiaries in Taiwan. The Company’s subsidiaries in Taiwan are governed by the Income Tax Law of Taiwan and subject to a statutory tax rate on income reported in the statutory financial statements at 20% and a tax on undistributed earnings at 5%. The Company had no plan to distribute earnings earned for the years ended December 2022 and 2021, and the tax on undistributed earnings on entities in Taiwan of 5% was estimated. As of December 31, 2022 and 2021, the Company had current tax payable of $2,680,703 and $3,703,412 for Taiwan income tax, respectively. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and then record a valuation allowance to reduce the carrying value of the deferred tax assets to an amount that is more likely than not to be realized. The Company considered cumulative losses arising from Uniwill’s startup costs at the initial stage along with compensation costs in connection with the issuance of preferred stock and maintained a full valuation allowance against Uniwill’s deferred tax assets because insufficient evidence existed to support the realization of any future income tax benefits. Uniwill started operations in 2019 and became profitable because of receiving more trailing commissions since the fiscal year 2021 and obtained the insurance license to sell property and casualty insurance products in 2022. There is no substantial evidence that Uniwill would keep profitable until 2022. As a result, the Company expected future profitability and improved overall prospects of future business. Therefore, the Company released the valuation allowance of $295,324 (NTD 9,061,854) against Uniwill’s deferred tax assets in the year of fiscal 2022.

WFOE and the Consolidated Affiliated Entities (“CAE”) in the PRC are governed by the Income Tax Law of PRC concerning private-run enterprises, which are generally subject to tax at 25% on income reported in the statutory financial statements after appropriate adjustments. As of December 31, 2022 and 2021, the Company had no current tax payable for PRC income tax.

The Company’s subsidiaries in Hong Kong are governed by the Inland Revenue Ordinance Tax Law and subject to two-tiered profits tax regime. The first HK$2 million assessable profits is taxed at 8.25% and any assessable profits over HK$2 million is taxed at 16.25%. As of December 31, 2022 and 2021, the Company had current tax payable of nil and $9,756 for Hong Kong income tax.

The 2017 Tax Act was enacted into law on December 22, 2017 and imposed a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes, and changing how foreign earnings are subject to U.S. tax. Based on the Company’s total post-1986 earnings and profits (“E&P”) that it previously deferred from U.S. income taxes, we recorded the one-time transition tax $1,199,195 in eight annual installments for the transition tax on undistributed earnings of non-U.S. subsidiaries during the year ended December 31, 2018. As of December 31, 2022 and 2021, the Company had current tax payable of $239,839 and $179,879, and noncurrent tax payable of $299,797 and $539,636 for U.S. income tax.

As of December 31, 2022 and 2021, there was no balance related to uncertain tax position. No significant penalties or interest relating to income taxes have been incurred during the years ended December 31, 2022 and 2021. As of December 31, 2022, the open tax years for Taiwan, US, China ranges from calendar year 2020 to calendar year 2021, 2019 to 2021, and 2019 to 2021, respectively.

NOTE 22 – RELATED PARTY TRANSACTIONS

Due to Related Parties

The following summarized the Company’s loans payable related parties as of December 31, 2022 and 2021:

	December 31,
	2022	2021
Due to Ms. Lu (A shareholder of Anhou)	$—	$41,311
Others	53,868	9,220
Total	$53,868	$50,531

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand.

With respect to due to bonus to officers, please refer to Note 13; and due to AHFL previous shareholders, please refer to Note 14.

There were no other material related party transactions other than those disclosed above.

NOTE 23 – COMMITMENTS AND CONTINGENCIES

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

Operating Leases

See future minimum annual lease payments in Note 20.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral for short-term loans in Note 12.

Appointment Agreement

On June 30, 2022, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she served and will continue serving as the president of Law Broker from December 21, 2021 to June 29, 2025. Ms. Lee’s primary responsibilities included 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, and 6) other matters assigned by the board of directors. According to the appointment agreement, Ms. Lee’s compensation plan included: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the year ended December 31, 2022 and 2021, the Company has recorded the compensation expense of $232,784 and $258,200 under the appointment agreement, respectively.

Engagement Agreement

On December 23, 2021, Law Broker entered into a new engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which she served and will continue serving as the general manager of Law Broker from December 23, 2021 to December 22, 2024. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans shall include: 1) execution, 2) long-term service fees and 3) non-competition. The payment of such bonuses will only occur upon satisfaction of certain conditions and subject to the terms in the engagement agreement. Ms. Chao has agreed to act as the general manager or equivalent position of Law Broker for a term of at least three years. For the year ended December 31, 2021, the Company has recorded the performance bonus expense of $494,213 under the engagement agreement.

NOTE 24 – FAIR VALUE MEASUREMENTS

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and 2021:

	December 31, 2022
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Marketable securities:
Equity securities	$816,749	—	—	$816,749
Long-term investments:
REITs	1,039,576	—	—	$1,039,576
Total assets measured at fair value	$1,856,325	$—	$—	$1,856,325

	December 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Carrying Value
Assets
Long-term investments:
REITs	$1,261,482	—	—	$1,261,482
Total assets measured at fair value	$1,261,482	$—	$—	$1,261,482

The carrying amounts of current financial assets and liabilities in the consolidated balance sheets for cash equivalents, time deposits, and restricted cash equivalents approximate fair value due to the short-term duration of those instruments, which are considered level 2 fair value measurement.

Marketable securities and long-term investments in REITs – The fair values of equity securities and REITs were valued based on quoted market prices in active markets.

NOTE 25 – SEGMENT REPORTING

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

The geographical distributions of the Company’s financial information for the years ended December 31, 2022 and 2021 were as follows:

	Years Ended December 31,
	2022	2021
Geographic Areas
Revenue
Taiwan	$132,589,410	$128,550,812
PRC	3,847,076	5,691,835
Hong Kong	114,278	35,014
Elimination adjustment	(4,620,546)	(2,914,486)
Total revenue	$131,930,218	$131,363,175

Income (loss) from operations
Taiwan	$15,912,640	$16,922,939
PRC	1,268,556	(1,109,110)
Hong Kong	(223,591)	(124,185)
Elimination adjustment	1,182,363	1,043,411
Total income from operations	$18,139,968	$16,733,055

Non-operating income (expense)
Taiwan	$3,242,205	$587,890
PRC	708,576	(86,122)
Hong Kong	6,813	3,679
Elimination adjustment	(1,107,833)	(590,883)
Total non-operating income (expense)	$2,849,761	$(85,436)

Net income (loss)
Taiwan	$15,297,555	$12,464,221
PRC	1,855,018	(1,133,760)
Hong Kong	(216,778)	(129,471)
Elimination adjustment	74,525	451,978
Total net income	$17,010,320	$11,652,968

The geographical distribution of the Company’s financial information as of December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Geographical Areas
Reportable assets
Taiwan	$202,457,009	$195,981,770
PRC	12,448,808	12,326,308
Hong Kong	695,662	756,692
Elimination adjustment	(76,708,683)	(81,283,249)
Total reportable assets	$138,892,796	$127,781,521

Long-lived assets
Taiwan	$7,688,684	$6,784,644
PRC	1,108,495	1,727,911
Hong Kong	2,217	1,287
Elimination adjustment	(2,907)	(2,905)
Total long-lived assets	$8,796,489	$8,510,937

Capital investment (CAPEX cash flows)
Taiwan	$733,001	$595,591
PRC	37,609	79,203
Hong Kong	1,635	154
Elimination adjustment	—	—
Total capital investments	$772,245	$674,948

NOTE 26 –VARIABLE INTEREST ENTITIES

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

	December 31,
(Amount in USD)	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$2,131,222	$1,001,974
Accounts receivable and notes receivable	387,413	455,884
Other current assets	282,456	120,113
Total current assets	2,801,091	1,577,971

Right-of-use assets under operating leases	968,301	1,528,856
Property and equipment, net	140,194	199,056
Prepaid expenses - intangible assets	63,240	9,377
Long-term investments	43,495	47,179
Restricted cash – noncurrent	327	72,870
Registered capital deposits	724,921	1,100,842
Deferred tax assets	—	74,709
Other assets	77,396	83,951
TOTAL ASSETS	$4,818,965	$4,694,811

LIABILITIES
Current liabilities
Commissions payable to sales professionals	$202,630	$210,198
Other current liabilities	985,559	1,117,738
Due to related parties - Ms. Lu (the shareholder of Anhou)	—	41,311
Total current liabilities	1,188,189	1,369,247

Operating lease liabilities - noncurrent	343,604	908,971
TOTAL LIABILITIES	$1,531,793	$2,278,218

	Years ended
	December 31,
(Amount in USD)	2022	2021
Revenue	$3,847,076	$5,691,835
Net income (loss)	1,168,010	(1,030,082)
Net cash used in operating activities	(1,831,994)	(805,285)
Net cash provided by (used in) investing activities	3,108,829	(125,572)
Net cash used in financing activities	(39,042)	(38,760)

The VIEs contributed $3,847,076 and $5,691,835 of the Company’s consolidated revenue for the years ended December 31, 2022 and 2021, respectively, after elimination of inter-company transactions.

As of December 31, 2022, there was no pledge or collateralization of the VIE’s assets that can only be used to settle obligations of the VIE, other than the share pledge agreements, restricted cash and registered capital deposits. Other than the amounts due to the Company and its non-VIE subsidiaries (which are eliminated upon consolidation), the creditors of the VIEs’ third-party liabilities did not have recourse to the general credit of the Company in normal course of business. The Company did not provide or intend to provide financial or other supports not previously contractually required to the VIEs during the years presented.

NOTE 27 – SUBSEQUENT EVENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022, to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2022, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). In connection with management’s assessment of our internal control over financial reporting, management has identified control deficiencies that constituted material weaknesses in our internal control over financial reporting as of December 31, 2022, as described below:

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

This annual report does not include an attestation report of our Company’s registered public accounting firm regarding internal control over financial reporting.

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

(1)	Hold training courses for all finance team members on regular basis to enhance the concept and importance regarding the Internal Control framework.
(2)	Review the internal control polices and relevant documentations to redefine the workflows and control points and establish a supervision framework to improve the effectiveness of internal control.
(3)	Input more resources to make sure the Company has the capability to properly evaluate significant and complex transactions in accordance with U.S. GAAP such as engage specialist to get involved and ensure a well communication mechanism has been put in place across relevant departments.
(4)	To implement an appropriate mechanism to monitor the designed internal control of operations for subsidiaries whether the operating results are aligned with expectation, together with providing the management reports with financial analysis and key information to facilitate the management’s decision making, on a regular basis. For long-term goals, the company assesses the completeness and reasonableness of accounting estimates on a regular basis and establishes systematic and manual mechanisms to facilitate the management’s decision-making direction.

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

The following sets forth the biographical information of the Directors as of December 31, 2022:

Name	Age	Position with the Company
Series A Director
Yi Hsiao Mao	65	Director and Chief Executive Officer

Common Stock Directors
Fu Chang Li	68	Director
Chwan Hau Li	64	Director
Chih Yuan Lu	51	Independent Director
Shu Yuan Sun	59	Independent Director
Chun Hui Yang	35	Independent Director
Tse Hsun Niu	55	Independent Director

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

Our Executive Officers

Name	Age	Principal Position
Yi Hsiao Mao[1]	65	Chief Executive Officer
Mei-Kuan (Joyce) Yeh	53	Chief Financial Officer

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

In accordance with the CFO Engagement Agreement, Ms. Joyce Yeh is performing her duties customarily associated with the CFO position, including without limitation preparing the Company’s financial statements and overseeing the internal accounting procedures. Pursuant to the CFO Engagement Agreement, the Company shall pay Ms. Yeh a monthly salary of 170,000 NTD, or 2,040,000 NTD (equivalent to $68,491) annually, and make contributions to Ms. Yeh’s accounts at Taiwan Mandatory Provident Fund and Taiwan National Insurance as required by the laws and regulations in Taiwan. In addition, Ms. Joyce Yeh is entitled to Company’s profit sharing/ bonus scheme, when applicable, depending on the Company’s profits and Ms. Yeh’s performance, and vacation days per the Company’s policy as set forth in the CFO Engagement Agreement. The CFO Engagement Agreement may be terminated at any time by either Party with advance notice. The CFO Engagement Agreement contains the 12-month non-solicitation and 12-month non-competition provisions. A copy of the CFO Engagement Agreement was filed as Exhibit 10.1 to a current report on Form 8-K with the Securities and Exchange Commission on August 10, 2020.

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

Board Attendance

The Board of Directors held 5 meetings during the fiscal year ended December 31, 2022. Mr. Yi Hsiao Mao, Mr. Fu Chang Li, Mr. Chwan Hau Li, Mr. Chi Yuan Lu, Ms. Shu Yuan Sun, Ms. Chun Hui Yang and Mr. Tse Hsun Niu attended all of regularly-scheduled and special meetings of the Board of Directors and the committees on which each of them served.

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

During the fiscal year ended December 31, 2022, the Audit Committee met in person or by telephone, or acted by unanimous written consent, 4 times.

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

The Compensation Committee met in person one time by unanimous written consent during the fiscal year ended December 31, 2022.

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

The Nominating and Corporate Governance Committee did not meet during the fiscal year ended December 31, 2022.

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

ITEM 11. EXECUTIVE COMPENSATION.

The information required by Item 11 is incorporated herein by reference to the sections labeled “Executive Compensation and Related information”, and “Pay Versus Performance” which appear in the Company’s 2023 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information, as of March 30, 2023, concerning, except as indicated by the footnotes below:

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

Applicable percentage ownership is based on 30,286,199 shares of common stock and 1,000,000 shares of Series A Preferred Stock outstanding at March 30, 2023. Beneficial ownership representing less than 1% is denoted with an asterisk (*).

The information provided in the table is based on our records, information filed with the SEC, and information provided to us, except where otherwise noted.

			Common		Preferred	Total
			Stock	Beneficially	Stock	Voting
	Common		Percentage	Series A	Percentage	Power
Name	Shares		(%)	Shares	(%)	(%) (1)
Executive Officers and Directors
Yi Hsiao Mao	4,640,234	(2)	15.32	1,000,000	100	36.34
Fu Chang Li	800,000		2.64	—	—	1.99
Chwan Hau Li	2,216,629		7.32	—	—	5.50
Chih Yuan Lu	—		—	—	—	—
Shu Yuan Sun	—		—	—	—	—
Chun Hui Yang	—		—	—	—	—
Tse Hsun Niu	—		—	—	—	—
Mei Kuan Yeh	—		—	—	—	—
All executive officers and Directors as a group (eight persons)	7,656,863		25.28	1,000,000	100	43.83
Other 5% Beneficial Owners
Pi Hui Chang	2,520,000		8.32	—	—	6.26
Multiple Capital Enterprise Co., Ltd. (3)	4,549,600		15.02	—	—	11.29
(1)	Percentage of total voting power represents voting power with respect to all shares of our outstanding securities, including common stock and Series A Preferred Stock, voting together as a single class. Each holder of common stock is entitled to one vote per share of common stock and each holder of Series A Preferred Stock is entitled to ten votes per share of Series A Preferred Stock on all matters submitted to our shareholders for a vote.

(2)	Includes 200,000 shares of common stock held by Shu Fen Lee, Yi Hsiao Mao’s spouse, 200,000 shares of common stock held by Li Chieh Mao, Yi Hsiao Mao’s daughter, 969,322 shares of common stock held by U-Li Investment Consulting Enterprise Co., Ltd. and 100,000 shares of common stock held by U-Link International Co., Ltd. Yi Hsiao Mao, Shu Fen Lee and Li Chieh Mao hold 22.4%, 63.2% and 14.4% shares of U-Li Investment Consulting Enterprise Co., Ltd., respectively. U-Link International Co., Ltd. is solely owned by Shu Fen Lee.
(3)	The share are beneficially owned by Yuan-Yu Lan, as the sole shareholder of Multiple Capital Enterprise Co., Ltd.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Consultant Agreements with Mr. Yi Hsiao Mao and Mr. Fu Chang Li

The Director and CEO of our Company, Mr. Yi Hsiao Mao, has worked as a consultant of Law Broker. The primary service of Mr. Mao under the consultant agreement is to provide consultation, training and promotion service to Law Broker. The compensation paid to Mr. Mao for his service as a consultant of Law Broker in the fiscal year ended December 31, 2022 is $325,491.

The Director of our Company, Mr. Fu Chang Li, has worked as a consultant of the Company since December 7, 2014. The primary service of Mr. Li under the consultant agreement is to (i) provide business plan as requested by the Company; (ii) provide assessment of potential investors, including but not limited to valuation, credit assessment and eligibility assessment; (iii) assist the Company to negotiate with potential investors about transactional framework, as well as specific transactional conditions and seek to promote cooperation between the Company and potential investors to reach an agreement; (iv) assist the Company and investors to reach formal investment contract and related legal documents; (v) assist the Company to facilitate the work of any project (including, but not limited to, the execution of letter of intent, formal agreement and other relevant legal documents) until the Company and/or a third party designated by the Company complete the project with the potential investors; and (vi) assist Anhou’s development strategy and monitor its operations. The compensation paid to Mr. Fu Chang Li for his service as a consultant of the Company in the fiscal year ended December 31, 2022 is approximately $98,062.

Due to related parties

Due to related parties consisted of the following as of December 31, 2022 and 2021:

	December 31,	December 31,
	2022	2021
Due to Ms. Lu (A shareholder of Anhou)	$—	$41,311
Others	53,868	9,220
Total	$53,868	$50,531

Due to Ms. Lu

Amounts due to Ms. Lu were borrowings from Ms. Lu to support Anhou’s business operation. The amounts were non-interesting bearing and payable on demand. As of December.31, 2022 the amounts due to Ms. Lu had been fully settled and the balance is zero.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 by UHY LLP:

	Fiscal Year 2022	Fiscal Year 2021
Audit fees(1)	$571,695	$230,000
All other fees(2)	14,179	5,250
Total	$585,874	$235,250
(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and review of our quarterly interim consolidated financial statements.
(2)	All other fees consisted of fees billed for other administration fees not related to the audit of our consolidated financial statements and review of our quarterly interim consolidated financial statements.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our Audit Committee to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, the Audit Committee has approved the audit service performed by UHY LLP for our consolidated financial statements as of December 31, 2022 and 2022.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2022 and 2021 by Macias Gini O’Connell LLP:

	Fiscal Year 2022	Fiscal Year 2021
Audit fees(1)	$—	$184,315
Audit-related fees(2)	—	2,875
Tax fees	—	—
All other fees	—	—
Total	$—	$187,190

(1)	Audit fees consisted of fees billed for professional services rendered for the audit of our consolidated financial statements and internal control over financial reporting and review of our quarterly interim consolidated financial statements.
(2)	Audit-related fees consisted of fees billed for services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements and are not reported under “Audit fees.”

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	Index of Financial Statements:
(1)	The financial statements required by Item 15(a) are filed in Item 8 of Part II, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.
(2)	Schedules required by Item 15(a) are omitted because they are not required, are not applicable or the information is included in the consolidated financial statements or notes thereto.
(b)	Index of Exhibits:
Exhibit Number	Description of Exhibit

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on July 3, 2012).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Form 8-K filed with the SEC on November 17, 2021).

4.1	Certificate of Designation of Series A Preferred Stock (incorporated by reference to Exhibit 4.1 to the Form 8-K filed with the SEC on July 3, 2012).

4.2	Description of Securities (incorporated by reference to Exhibit 4.2 to the annual report on Form 10-K filed with the SEC on March 20, 2020).

10.1

Sixth Amendment to Acquisition Agreement, dated March 27, 2019, among China United Insurance Service, Inc. and the selling shareholders of Action Holdings Financial Limited named therein (incorporated by reference to Exhibit 10.81 to the Form 10-K filed on April 1, 2019).

10.2

A translation copy of the Amendment to the JV Agreement dated March 3, 2021 by and among AIlife International Investment Co., Ltd. (formerly known as “Ilife International Investment Co., Ltd.”), Cyun-Jhan Enterprise Co., Ltd. and Jian-Zao International Industrial Co., Ltd. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on March 9, 2021)

10.3

The CFO Engagement Agreement by and between the Company and Mei-Kuan (Joyce) Yeh, dated August 10, 2020 (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K filed with the SEC on August 12, 2020)

10.4

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

10.5

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

CHINA UNITED INSURANCE SERVICE, INC.

Dated: March 30, 2023	By:	/s/ Yi-Hsiao Mao
Yi-Hsiao Mao
Chief Executive Officer

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yi-Hsiao Mao	Chief Executive Officer and Director	March 30, 2023
Yi Hsiao Mao	(Principal Executive Officer)

/s/ Mei-Kuan (Joyce) Yeh	Chief Financial Officer	March 30, 2023
Mei-Kuan (Joyce) Yeh	(Principal Financial Officer)

/s/ Fu Chang Li	Director	March 30, 2023
Fu Chang Li

/s/ Chwan Hau Li	Director	March 30, 2023
Chwan Hau Li

/s/ Chih Yuan Lu	Independent Director	March 30, 2023
Chih Yuan Lu

/s/ Shu-Yuan Sun	Independent Director	March 30, 2023
Shu-Yuan Sun

/s/ Chun Hui Yang	Independent Director	March 30, 2023
Chun Hui Yang

/s/ Tse Hsun Niu	Independent Director	March 30, 2023
Tse Hsun Niu