Form 10-Q
period 2023-03-31
China United Insurance Service, Inc.
filed 2023-05-15
CIK 1512927

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, there were 30,286,199 shares of common stock issued and outstanding, and 1,000,000 preferred shares issued and outstanding.

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

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PART I. FINANCIAL INFORMATION

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Amount in USD)	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$23,206,656	$25,557,582
Time deposits	74,993,723	66,969,959
Accounts receivable	20,745,793	27,562,055
Contract assets	1,654,986	—
Marketable securities	945,889	816,749
Other current assets	1,179,003	1,146,749
Total current assets	122,726,050	122,053,094

Right-of-use assets under operating leases	6,928,598	7,162,373
Property and equipment, net	1,642,421	1,634,116
Intangible assets, net	324,270	333,966
Long-term investments	2,363,450	2,335,655
Restricted cash – noncurrent	10,903	7,679
Deferred tax assets	964,281	999,101
Other assets	4,370,243	4,366,812
TOTAL ASSETS	$139,330,216	$138,892,796

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Commission payable to sales professionals	$12,523,502	$16,221,438
Short-term loans	22,071,863	21,009,464
Contract liabilities - current	130,589	155,189
Income tax payable - current	4,119,583	2,920,542
Operating lease liabilities - current	3,396,741	3,556,295
Due to related parties	26,305	53,868
Other current liabilities	10,996,893	12,593,597
Total current liabilities	53,265,476	56,510,393

Contract liabilities - noncurrent	1,249,652	1,241,514
Income tax payable - noncurrent	299,797	299,797
Operating lease liabilities - noncurrent	3,439,892	3,514,245
Net defined benefit liabilities - noncurrent	305,857	305,545
Other liabilities	—	488,846
TOTAL LIABILITIES	58,560,674	62,360,340

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY
Preferred stock, par value $0.00001, 10,000,000 authorized, 1,000,000 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	10	10
Common stock, par value $0.00001, 100,000,000 authorized, 30,286,199 issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	303	303
Additional paid-in capital	9,296,953	9,296,953
Statutory reserves	12,514,095	12,514,095
Retained earnings	25,239,943	23,378,500
Accumulated other comprehensive (loss)	(1,402,593)	(1,843,804)
Total stockholders’ equity attributable to China United’s shareholders	45,648,711	43,346,057
Noncontrolling interests	35,120,831	33,186,399
TOTAL STOCKHOLDERS’ EQUITY	80,769,542	76,532,456
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$139,330,216	$138,892,796

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND

OTHER COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
(Amount in USD)	2023	2022
Revenue	$33,790,314	$30,980,523
Cost of revenue	22,242,147	19,009,519

Gross profit	11,548,167	11,971,004

Operating expenses:
Selling	593,671	684,150
General and administrative	6,248,154	5,973,039
Total operating expense	6,841,825	6,657,189

Income from operations	4,706,342	5,313,815

Other income (expenses):
Interest income	208,811	104,977
Interest expenses	(188,417)	(52,335)
Foreign currency exchange (loss) gain, net	(137,488)	737,550
Other - net	236,900	162,048
Total other income, net	119,806	952,240

Income before income taxes	4,826,148	6,266,055
Income tax expense	(1,245,487)	(1,581,897)

Net income	3,580,661	4,684,158
Less: net income attributable to noncontrolling interests	(1,719,218)	(1,739,281)
Net income attributable to China United’s shareholders	1,861,443	2,944,877

Other comprehensive items, net of tax:
Foreign currency translation gain (loss)	656,425	(3,113,495)
Total other comprehensive gain (loss)	656,425	(3,113,495)

Comprehensive income	4,237,086	1,570,663
Less: comprehensive income attributable to noncontrolling interests	(1,934,432)	(697,445)

Comprehensive income attributable to China United’s shareholders	$2,302,654	$873,218

Weighted average shares outstanding:
Basic and diluted	30,286,199	30,286,199

Earnings per share attributable to China United’s shareholders:
Basic and diluted	$0.059	$0.094

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Non-controlling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (Loss)	Earnings	Total	Interests	Equity
Balance December 31, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$12,514,095	$(1,843,804)	$23,378,500	$43,346,057	$33,186,399	$76,532,456

Foreign currency translation gain	—	—	—	—	—	—	441,211	—	441,211	215,214	656,425
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	1,861,443	1,861,443	1,719,218	3,580,661

Balance March 31, 2023	30,286,199	$303	1,000,000	$10	$9,296,953	$12,514,095	$(1,402,593)	$25,239,943	$45,648,711	$35,120,831	$80,769,542

							Accumulated
					Additional		Other
	Common		Preferred		Paid-in	Statutory	Comprehensive	Retained		Noncontrolling	Total
(Amount in USD)	Stock	Amount	Stock	Amount	Capital	Reserves	Income (Loss)	Earnings	Total	Interests	Equity
Balance December 31, 2021	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$4,664,848	$13,690,368	$38,753,546	$30,419,315	$69,172,861

Foreign currency translation loss	—	—	—	—	—	—	(2,071,659)	—	(2,071,659)	(1,041,836)	(3,113,495)
Other comprehensive income	—	—	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	—	2,944,877	2,944,877	1,739,281	4,684,158

Balance March 31, 2022	30,286,199	$303	1,000,000	$10	$9,296,953	$11,101,064	$2,593,189	$16,635,245	$39,626,764	$31,116,760	$70,743,524

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

CHINA UNITED INSURANCE SERVICE, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Amount in USD)	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$3,580,661	$4,684,158
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	286,100	286,049
Amortization of right-of-use assets	944,658	951,111
(Gain) loss on valuation of financial assets	(136,759)	11,177
Loss on disposal of equipment	11,623	4,368
Deferred income tax	41,361	41,730
Unrealized foreign currency exchange losses (gains)	103,997	(228,109)
Net changes in operating assets and liabilities:
Accounts receivable	7,016,030	7,774,338
Contract assets	(1,659,795)	(468,333)
Other current assets	(23,084)	(107,500)
Other assets	20,049	112,257
Commission payable to sales professionals	(3,814,942)	(3,799,212)
Contract liabilities	(25,692)	—
Income tax payable	696,056	1,327,928
Other current liabilities	(1,658,158)	(1,758,352)
Other liabilities	(1,696)	—
Lease liabilities	(998,863)	(1,232,314)
Net cash provided by operating activities	4,381,546	7,599,296

Cash flows from investing activities:
Purchases of time deposits	(38,625,051)	(23,217,843)
Proceeds from maturities of time deposits	30,976,477	16,562,521
Purchases of marketable securities	—	(846,673)
Proceeds from receipts in advance of disposal of a subsidiary	—	2,316,652
Purchase of equipment	(262,677)	(69,500)
Purchase of intangible assets	(20,995)	(76,637)
Net cash used in investing activities	(7,932,246)	(5,331,480)

Cash flows from financing activities:
Proceeds from short-term loans	26,849,638	6,488,087
Repayment of short-term loans	(25,849,638)	(5,423,529)
Proceeds from related party borrowings	2,356	—
Repayment of related party borrowings	—	(9,789)
Net cash provided by financing activities	1,002,356	1,054,769

Foreign currency translation	200,642	(1,036,139)
Net (decrease) increase in cash, cash equivalents and restricted cash	(2,347,702)	2,286,446

Cash, cash equivalents and restricted cash, beginning balance	25,565,261	18,322,632
Cash, cash equivalents and restricted cash, ending balance	$23,217,559	$20,609,078

SUPPLEMENTARY DISCLOSURE:
Interest paid	$181,410	$52,490
Income tax paid	$—	$—
SUPPLEMENTARY DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Lease liabilities arising from new right-of-use assets	$710,883	$1,096,615

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

The corporate structure as of March 31, 2023 is as follows:

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
Entities inside China
Zhengzhou Zhonglian Hengfu Business Consulting Co., Limited (WFOE)
Contractual Control
Law Anhou Insurance Agency Co., Limited ("Anhou")

There are no changes in the Company’s organization structure as of and for the three months ended March 31, 2023. Please refer to the Company’s Note 1 in Item 8 of Part II, “Financial Statements and Supplementary Data,” in 2022 Annual Report on Form 10-K for more information.

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

Basis of Presentation

The unaudited condensed consolidated financial statements presented herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Regulation S-X. Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments, including normal recurring adjustments, considered necessary for a fair statement of the financial statements have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023.

These unaudited condensed consolidated financial statements and notes thereto should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2022, which were included in the Company’s 2022 Annual Report on Form 10-K (“2022 Form 10-K”). The accompanying consolidated balance sheet as of December 31, 2022, has been derived from the Company’s audited consolidated financial statements as of that date.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and footnotes thereto. Actual results may differ from those estimates and assumptions.

Variable Interest Entities

The Company reviews the VIE’s status on an quarterly basis and determines if any events have occurred that could cause its primary beneficiary status to change, which include (a) the legal entity’s governing documents or contractual arrangements are changed in a manner that changes the characteristics or adequacy of the legal entity’s equity investment at risk; (b) the equity investment or some part thereof is returned to the equity investors, and other interests become exposed to expected losses of the legal entity; (c) the legal entity undertakes additional activities or acquires additional assets, beyond those anticipated at the later of the inception of the entity or the latest reconsideration event, that increase the entity’s expected losses; (d) the legal entity receives an additional equity investment that is at risk, or the legal entity curtails or modifies its activities in a way that decreases its expected losses; and(e) changes in facts and circumstances occur such that the holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance. For the three months ended March 31, 2023 and 2022, no event would change the Company’s primary beneficiary status.

Accounts Receivable and Allowance for Credit Losses

Accounts receivable represents the Company’s unconditional right to the payments from insurance companies, and are recognized and carried at the original invoiced amount less an allowance for credit losses. The Company maintains an allowance for credit losses in accordance with ASC Topic 326, Credit Losses (“ASC 326”) and records the allowance for credit losses as an offset to accounts receivable and contract assets, and the estimated credit losses charged to the allowance is classified as “general and administrative” in the consolidated statements of operations. The adoption of ASC Topic 326 does not have an impact on its financial position, results of operations and cash flows. The balance of allowance of credit losses was nil as of March 31, 2023. The Company assesses collectability by reviewing accounts receivable and contract assets on a collective basis where similar characteristics exist, primarily based on similar risk characteristics on a group basis when the Company identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the age of the accounts receivable balances and contract assets balances, credit quality of the Company’s customers based on ongoing credit evaluations, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect the Company’s ability to collect from customers.

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

For the first year commission (FYC), the Company recognizes the revenue when the individuals’ policies are effective. The Company makes the estimation amount to be entitled for annual performance and operating bonus which is based on the FYC. The Company makes an estimation on performance and operation bonus which are based on the accumulated FYC on quarterly basis, and make reconciliation between actual and estimation amount on annual basis. The estimated revenue for the three months ended March 31, 2023 and 2022 was approximately $2.9 million and $2.8 million, respectively.

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

For property and casualty insurance products, the Company recognizes the revenue when the individuals’ policies are effective. The revenue from property and casualty insurance products was 5.4% and 7.0% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Contract assets represent unbilled amounts resulting from the insurance agency and brokerage services provided by the Company to the insurance companies when the Company has a conditional right to payment once the individuals’ insurance policies are effective. Contract assets are classified as current and the full balance is reclassified to accounts receivables when the right to payment becomes unconditional. The balance of contract assets was $1,654,986 and nil as of March 31, 2023 and December 31, 2022, respectively.

Contract liabilities represents the commissions received upfront from the insurance companies related to services that has not yet been recognized as revenue. The Company classifies contract liabilities as current/noncurrent based on the timing of when the Company expects to recognize revenue. Please refer to Note 10 for contract liabilities in AIATW.

The Company recognizes sales commissions for its sales professionals as they are incurred, since these commissions and bonuses are typically settled within one year or less. The Company records these costs as part of the cost of revenue in its consolidated statements of operations.

For the three months ended March 31, 2023 and 2022, the Company recorded revenue of $33,790,314 and $30,980,523, respectively. Disaggregation information of revenue is disclosed in Note 15.

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

	Average Rate for the three months ended
	March 31,
	2023		2022
	(unaudited)		(unaudited)
Taiwan dollar (NTD)	NTD	30.39635	NTD	27.98355
China yuan (RMB)	RMB	6.84137	RMB	6.34536
Hong Kong dollar (HKD)	HKD	7.83756	HKD	7.80460
United States dollar ($)		$1.00000		$1.00000

	Exchange Rate at
	March 31, 2023
	(unaudited)		December 31, 2022
Taiwan dollar (NTD)	NTD	30.48468	NTD	30.68450
China yuan (RMB)	RMB	6.86668	RMB	6.89730
Hong Kong dollar (HKD)	HKD	7.84964	HKD	7.80776
United States dollar ($)		$1.00000		$1.00000

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

As the holders of preferred stock of the Company are entitled to share equally with the holders of common stock, on a per share basis, in such dividends and other distributions of cash, property or shares of stock of the Company as may be declared by the board of directors, the preferred stock is treated as a participating security. When calculating the basic earnings per common share, the two-class method is used to allocate earnings to common stock and participating security as required by FASB ASC Topic 260, “Earnings Per Share.” As of March 31, 2023 and 2022, the Company does not have any potentially dilutive instrument.

The following is a reconciliation of the income and share data used in the basic and diluted EPS computations for the three months ended March 31, 2023 and 2022 under the two-class method.

	Three Months Ended March 31,
	2023		2022
Numerator:	Common stock	Preferred stock	Common stock	Preferred stock
Allocation of net income attributable to the Company	$1,801,946	$59,497	$2,850,750	$94,127

Denominator:
Weighted average shares of the Company’s common/preferred stock outstanding - basic & diluted	30,286,199	1,000,000	30,286,199	1,000,000
Basic and diluted earnings per share	$0.059	$0.059	$0.094	$0.094

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

The following table summarize financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities :
Equity securities	$945,889	$—	$—	$945,889
Long-term investments:
REITs	1,058,967	—	—	1,058,967
Total assets measured at fair value	$2,004,856	$—	$—	$2,004,856

	December 31, 2022
	Fair Value			Carrying
	Level 1	Level 2	Level 3	Value
Assets
Marketable securities:
Equity securities	$816,749	$—	$—	$816,749
Long-term investments:
REITs	1,039,576	—	—	1,039,576
Total assets measured at fair value	$1,856,325	$—	$—	$1,856,325

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

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, time deposits, restricted cash, register capital deposits, contract assets and accounts receivable. As of March 31, 2023 and December 31, 2022, approximately $2,724,643 and $2,356,000 of the Company’s cash and cash equivalents, time deposits, restricted cash, and register capital deposits held by financial institutions, was insured, and the remaining balance of approximately $98,662,650 and $93,337,000, was not insured. With respect to accounts receivable, the Company generally does not require collateral and does not have collectability concern.

For the three months ended March 31, 2023 and 2022, the Company had three insurance companies individually exceeding 10% of total revenues, which represented 29%, 15% and 12% for the three months ended March 31, 2023, and 25%, 14% and 11% for the three months ended March 31, 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had three insurance companies with accounts receivable and contract assets balances individually exceeding 10% of the total accounts receivable and contract assets balances, which represented accounting for 30%, 15% and 11% as of March 31, 2023, and 32%, 13% and 12% as of December 31, 2022, respectively.

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

New Accounting Pronouncements and Other Guidance

New accounting pronouncement adopted

Credit Losses

The Company adopted ASU No. 2016-13, (FASB ASC Topic 326), Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments on January 1, 2023, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASC Topic 326 replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There was no impact upon initial application of ASC Topic 326 on the Company’s financial position, results of operations or cash flows.

New accounting pronouncements not yet adopted

During the first quarter of 2023, the Financial Accounting Standards Board (the “FASB”) issued ASU 2023-01, “Leases,” which guides accounting for leasehold improvements associated with leases between entities under common control, and issued ASU 2023-02, “Investments—Equity Method and Joint Ventures,” which permits reporting entities to elect to account for their tax equity investments, regardless of the program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

The Company does not believe that accounting pronouncements recently issued but not yet adopted will have an impact on its financial position, results of operations or cash flows.

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

Pursuant to the Share Purchase Agreement the accounts receivables and unfulfilled contracts of Jiangsu Law were transferred to Anhou and all debts and liabilities of Jiangsu Law were assumed by Anhou. In addition, the Share Purchase Agreement also provided that Anhou and Jiangsu Law are responsible for the arrangement of employees of Jiangsu Law. As a result, Jiangsu Law retained its insurance agency license as the only asset transferred to the third-party buyers. Further, for the maintenance of insurance agency license, there is a new requirement effective February 2022 by the local authorities to make additional capital contribution to Jiangsu Law, which will be provided by the third-party buyers according to the Share Purchase Agreement. The cost to sell this insurance agency license was immaterial.

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

NOTE 4 – CASH, CASH EQUIVALENTS AND RESTRICTED CASH

Cash, cash equivalents and restricted cash consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(unaudited)	December 31, 2022
Cash and cash equivalents:
Cash on hand and in banks	$23,206,656	$25,557,582
Restricted cash – noncurrent	10,903	7,679
Total cash, cash equivalents and restricted cash shown in the statements of cash flows	$23,217,559	$25,565,261

Noncurrent restricted cash includes a trust account held for bonus accrued for officers and a mandatory deposit in the bank in conformity with Provisions of the Supervision and Administration of Specialized Insurance Agencies in PRC, which is not allowed to be withdrawn without the permission of such Agencies.

NOTE 5 – TIME DEPOSITS

	March 31, 2023
	(unaudited)	December 31, 2022

Total time deposits	$78,365,909	$75,462,846
Less: time deposits – original maturities less than three months under cash and cash equivalents	(3,372,186)	(8,492,887)
Time deposits – original maturities over three months but less than one year	$74,993,723	$66,969,959

Time Deposits Pledged as Collateral

The Company had a total of $29,444,790 (NTD 897.6 million) and $28,555,418 (NTD 876.2 million) restricted time deposits, respectively, as of March 31, 2023 and December 31, 2022. As of March 31, 2023 and December 31, 2022, time deposits of $32,803 (NTD 1 million) and $32,590 (NTD 1 million) were pledged as collateral for the Company’s credit card, respectively. In addition, the Company had time deposits of $29,411,987 and $28,522,828 pledged as collateral for short-term loans, respectively, as of March 31, 2023 and December 31, 2022. See Note 6.

NOTE 6 – SHORT-TERM LOANS

The Company’s short-term loans consisted of the following as of March 31, 2023 and December 31, 2022:

		March 31, 2023
		(unaudited)		December 31, 2022
		Debt	Collateral	Debt	Collateral
Line of Credit	Collateral	balance	value	balance	value
$4.0 million revolving line of credit with O-Bank; the loan bears interest at the TAIFX3 rate plus a margin of 0.45% and matures on December 6, 2023.	Time deposits	$4,000,000	$6,262,162	$4,000,000	$6,221,382
$6.6 million (NTD 200 million) revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIBOR rate plus a margin of 0.17% and matures on October 7, 2023.	Time deposits	3,539,484	3,608,947	3,258,974	3,585,445
$3.3 million (NTD 100 million) revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the FEIB’s adjustable rates for loans plus a margin of 0.6% and matures on January 16, 2024.	Time deposits	3,280,336	3,280,336	—	—
$3.0 million revolving line of credit with E. Sun Bank (“E. Sun”); the loan bears interest at the TAIFX3 rate plus a margin of 0.4% and matures on October 7, 2023.	Time deposits	3,000,000	3,459,593	2,490,000	2,724,462
$8.2 million (NTD 250 million) revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the 1-month TAIBOR rate plus a margin of 0.46% and matures on April 11, 2023.	Time deposits	2,762,043	6,301,526	6,260,490	6,260,490
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matures on January 16, 2024.	Time deposits	2,500,000	2,558,663	—	—
$6.0 million revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB’s cost of funds plus a margin of 0.65% and matures on May 31, 2023.	Time deposits	2,340,000	2,300,000	2,200,000	2,300,000
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC’s cost of funds plus a negotiated margin on individual case basis and matured on February 29, 2024.	Time deposits	650,000	1,640,760	—	—
$3.3 million (NTD 100 million) revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the FEIB’s adjustable rates for loans plus a margin of 0.6% and matured on January 13, 2023.	Time deposits	—	—	—	3,258,974
$2.5 million revolving line of credit with Far Eastern International Bank (“FEIB”); the loan bears interest at the TAIFX3 rate plus a margin of 0.5% and matured on January 13, 2023.	Time deposits	—	—	2,150,000	2,542,000
$1.5 million revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC's cost of funds plus a negotiated margin on individual case basis and matured on February 28, 2023.	Time deposits	—	—	650,000	1,630,075
$6.6 million (NTD 200 million) revolving line of credit with Taishin International Bank (“TSIB”); the loan bears interest at the TSIB's cost of funds plus a margin of 0.6% and matures on May 31, 2023.	Time deposits	—	—	—	—
$6.6 million (NTD 200 million) revolving line of credit with CTBC Bank Co., Ltd. (“CTBC”); the loan bears interest at the CTBC's cost of funds plus a negotiated margin on individual case basis and matured on February 29, 2024.	Time deposits	—	—	—	—
$3.1 million revolving line of credit with KGI Commercial Bank Co., Ltd. (“KGI”); the loan bears interest at the TAIFX Fixing rate plus a margin of 0.9% and matures on August 17, 2023.	Time deposits	—	—	—	—
$3 million revolving line of credit with Cathay United Bank Company Limited (“CUB”); the loan bears interest at the 1-month TAIBOR rate plus a margin of 0.6% and matures on April 11, 2023.	Time deposits	—	—	—	—
		$22,071,863	$29,411,987	$21,009,464	$28,522,828

Borrowings under the revolving credit agreements are generally due average 71 days or less for the three months ended March 31, 2023. Total interest expenses for short-term loans incurred were $188,417 and $52,335 for the three months ended March 31, 2023 and 2022, respectively.

NOTE 7 – COMMISSION PAYABLE TO SALES PROFESSIONALS

Commission payable to sales professionals consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(unaudited)	December 31, 2022
Taiwan	$12,380,974	$16,018,808
PRC	142,528	202,630
Total commission payable to sales professionals	$12,523,502	$16,221,438

Commission payable to sales professionals are usually settled within twelve months.

NOTE 8 – OTHER CURRENT LIABILITIES

Other current liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(unaudited)	December 31, 2022
Accrued bonus	$4,991,754	$6,230,168
Payroll payable and other benefits	1,994,541	2,143,247
Accrued business tax and tax withholdings	1,558,263	1,964,615
Other accrued expenses (Note 9)	2,452,335	2,255,567
Total other current liabilities	$10,996,893	$12,593,597

NOTE 9 – OTHER LIABILITIES

The Company’s other liabilities consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	(unaudited)	December 31, 2022
Due to previous shareholders of AHFL	$492,050	$488,846
Less: other current liabilities (under other accrued expenses in Note 8)	(492,050)	—
Other liabilities - noncurrent	$—	$488,846

Due to Previous Shareholders of AHFL

Due to previous shareholders of AHFL is the entire remaining balance payable of the acquisition cost. In March 2021, the Company entered a seventh amendment with the selling shareholders in negotiation with the previous shareholders of AHFL to extend the repayment date to March 31, 2024. As of March 31, 2023 and December 31, 2022, the amount due to previous shareholders of AHFL were $492,050 and $488,846, respectively.

NOTE 10 – CONTRACTS WITH CUSTOMERS

Information about accounts receivable, contract assets and contract liabilities from contracts with customers is as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Accounts receivable	$20,745,793	$27,562,055
Contract assets	1,654,986	—
Contract liabilities – current	130,589	155,189
Contract liabilities – noncurrent	1,249,652	1,241,514

Contract with AIATW

On June 10, 2013, AHFL entered into a Strategic Alliance Agreement (the “Alliance Agreement”) with AIA International Limited Taiwan Branch (“AIATW”), the purpose of which is to promote life insurance products provided by AIATW within Taiwan by insurance agencies or brokerage companies affiliated with AHFL or China United. Pursuant to the terms of the Alliance Agreement, AIATW paid AHFL an execution fee, which was recorded as revenue upon fulfilling certain criteria over the original term of the Alliance Agreement. On March 15, 2022, AHFL entered into the Fourth Amendment to the Alliance Agreement (the “Amendment 4”), which, among other things, extended the expiration date of the Alliance Agreement to December 31, 2031. Pursuant to Amendment 4, the sales targets for the remaining contract term under the Alliance Agreement shall be changed by reference to (i) the amount of VONB and (ii) the 13-month persistency ratio as set forth therein, provided that to the extent any underlying insurance contract is revoked, invalidated or terminated and premiums are refunded to such policyholder, the amount of the related VONB shall be correspondingly reduced. Amendment 4 provides that AIATW shall pay the strategic alliance business promotion fee of NTD 50 million to AHFL; however, AHFL shall be required to return certain portions of or all of the business promotion fees within thirty (30) days of receipt of notice provided by AIATW if AFHL fails to meet certain goals set in Table 2 and Table 3 of Amendment 4. The primary factor under formula one focuses on the annual and/or accumulated achievement rate(s), while the primary factor under formula two focuses on the 13-month persistency ratio(s), among others.

The Company recognized the revenue related to AIATW of $25,692 (NTD 780,952) and $22,135 (NTD 619,428), net of VAT, for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had $1,249,652 and $1,241,514 of non-current portion of contract liabilities, respectively, and current contract liabilities of $130,589 and $155,189, respectively, related to the Alliance Agreement.

NOTE 11 –LEASE

The Company has operating leases for its offices with lease terms ranging from one to five years. The Company recorded its operating lease cost of $1,089,887 and $1,370,536 for the three months ended March 31, 2023 and 2022, respectively.

Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. As of March 31, 2023 and December 31, 2022, operating lease right-of-use assets and lease liabilities were as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Right-of-use assets under operating leases	$6,928,598	$7,162,373
Operating lease liabilities – current	3,396,741	3,556,295
Operating lease liabilities – noncurrent	3,439,892	3,514,245

Lease Term and Discount Rate

	March 31, 2023
	(unaudited)		December 31, 2022
Weighted average remaining lease term
Operating lease	2.53	years	2.54	years
Weighted average discount rate
Operating lease	2.61%		2.59%

The minimum future lease payments as of March 31, 2023 are as follows:

Amount
2023 (remainder of year)	$2,828,110
2024	2,447,300
2025	1,085,521
2026	461,473
2027	268,704
Thereafter	—
Total minimum lease payments	7,091,108
Less: Interest	(254,475)
Present value of future minimum lease payments	$6,836,633

NOTE 12 – INCOME TAX

The following table reconciles the Company’s statutory tax rates to effective tax rates for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
U.S. statutory rate	21%	21%
Tax rate difference	(1)%	(2)%
Change in valuation allowance for unrecognized tax losses	4%	8%
Income tax on undistributed earnings	4%	4%
Release of valuation allowance	(3)%	—%
Utilization of previously unrecognized tax losses	—%	(2)%
Non-deductible and non-taxable items	1%	—%
Other	—%	(4)%
Effective tax rate	26%	25%

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

For the three months ended March 31, 2023, the utilization of deferred tax assets of $114,656 (RMB 784,407) not previously recognized was from the Company’s VIE and its subsidiaries in China. The historical evidence of the past financial performance of VIE and its subsidiaries in China provides positive evidence that it may be able to realize their deferred tax assets in the future, indicating that they have not incurred consistent losses in the past, which is a positive indicator of their ability to generate future taxable income. Therefore, the Company has determined that a valuation allowance for deferred tax assets is not necessary at this time and released the related valuation allowance accordingly.

As of March 31, 2023 and December 31, 2022, there was no balance related to uncertain tax position.

NOTE 13– COMMITMENTS AND CONTINGENCIES

Operating Leases

See future minimum annual lease payments in Note 11.

Time Deposits Pledged as Collateral

See time deposits pledged as collateral for short-term loans in Notes 5 and 6.

Appointment Agreement

On June 30, 2022, Law Broker entered into an appointment agreement with Shu-Fen, Lee (“Ms. Lee”), pursuant to which, she served and will continue serving as the president of Law Broker from December 21, 2021 to June 29, 2025. Ms. Lee’s primary responsibilities included 1) overall business planning, 2) implementation of resolution of the shareholders’ meeting or the board of directors, 3) the appointment and dismissal of the Law Broker’s employees and sales professionals, except for internal auditors, 4) financial management and application, 5) being the representative of Law Broker, and 6) other matters assigned by the board of directors. According to the appointment agreement, Ms. Lee’s compensation plan included: 1) base salary, 2) managerial allowance, 3) surplus bonus based on 1.25% of Law Broker’s income after tax, and 4) annual year-end bonus. For the three months ended March 31, 2023 and 2022 the Company has recorded the compensation expense of $65,739 and $72,905 under the appointment agreement, respectively.

Engagement Agreement

On December 23, 2021, Law Broker entered into a new engagement agreement with Hui-Hsien Chao (“Ms. Chao”), pursuant to which she served and will continue serving as the general manager of Law Broker from December 23, 2021 to December 22, 2024. Ms. Chao’s primary responsibilities are to assist Law Broker in operating and managing insurance agency business. According to the engagement agreement, Ms. Chao’s Bonus plans shall include: 1) execution, 2) long-term service fees and 3) non-competition. The payment of such bonuses will only occur upon satisfaction of certain conditions and subject to the terms in the engagement agreement. Ms. Chao has agreed to act as the general manager or equivalent position of Law Broker for a term of at least three years. For the three months ended March 31, 2023 and 2022, the Company did not record any performance bonus expense under the engagement agreement.

NOTE 14 –VARIABLE INTEREST ENTITIES

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

	March 31, 2023
(Amount in USD)	(unaudited)	December 31, 2022
Total current assets	$2,488,966	$2,801,091
Total assets	4,571,132	4,818,965
Total current liabilities	992,173	1,188,189
Total liabilities	1,308,739	1,531,793

	Three Months Ended March,
(Amount in USD)	2023	2022
Revenue	$869,084	$1,347,816
Net loss	(36,247)	(201,946)
Net cash used in operating activities	(352,230)	(472,033)
Net cash (used in) provided by investing activities	(1,177)	2,290,667
Net cash used in financing activities	—	(15,760)

The VIEs contributed $869,084 and $1,347,816 of the Company’s consolidated revenue for the three months ended March 31, 2023 and 2022, respectively, after elimination of inter-company transactions.

As of March 31, 2023, there was no pledge or collateralization of the VIE’s assets that can only be used to settle obligations of the VIE, other than the share pledge agreements, restricted cash and registered capital deposits. Other than the amounts due to the Company and its non-VIE subsidiaries (which are eliminated upon consolidation), the creditors of the VIEs’ third-party liabilities did not have recourse to the general credit of the Company in normal course of business. The Company did not provide or intend to provide financial or other supports not previously contractually required to the VIEs during the years presented.

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

The geographical distributions of the Company’s financial information for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
	(unaudited)	(unaudited)
Geographical Areas
Revenue
Taiwan	$33,812,883	$30,505,357
PRC	869,084	1,347,816
Hong Kong	393	82,822
Elimination adjustment	(892,046)	(955,472)
Total revenue	$33,790,314	$30,980,523

Income (loss) from operations
Taiwan	$5,044,199	$5,213,523
PRC	(210,079)	(155,919)
Hong Kong	(39,184)	38,401
Elimination adjustment	(88,594)	217,810
Total income from operations	$4,706,342	$5,313,815

Non-operating income (expense)
Taiwan	$314,633	$860,527
PRC	(31,576)	256,585
Hong Kong	(411)	9,502
Elimination adjustment	(162,840)	(174,374)
Total non-operating income	$119,806	$952,240

Net income (loss)
Taiwan	$3,950,574	$4,570,169
PRC	(78,884)	25,798
Hong Kong	(39,596)	44,756
Elimination adjustment	(251,433)	43,435
Total net income	$3,580,661	$4,684,158

The geographical distribution of the Company’s financial information as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023
	(unaudited)	December 31, 2022
Geographical Areas
Reportable assets
Taiwan	$203,731,037	$202,457,009
PRC	12,199,276	12,448,808
Hong Kong	477,739	695,662
Elimination adjustment	(77,077,836)	(76,708,683)
Total reportable assets	$139,330,216	$138,892,796

Long-lived assets
Taiwan	$7,564,855	$7,688,684
PRC	1,007,033	1,108,495
Hong Kong	2,038	2,217
Elimination adjustment	(2,907)	(2,907)
Total long-lived assets	$8,571,019	$8,796,489

NOTE 16 – SUBSEQUENT EVENTS

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

Overview

The Company primarily provides two broad categories of insurance products, life insurance products and property and casualty insurance products, in Taiwan and PRC. The Company also provides reinsurance brokerage services in Hong Kong. The percentage of reinsurance brokerage services is less than 1% of our total revenue. The insurance products that the Company’s subsidiaries sell are underwritten by some of the leading insurance companies in Taiwan and PRC, respectively.

(1)	Life Insurance Products

Total revenue from Taiwan segment’s sales of life insurance products were 92.0% and 89.2% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively. Total revenue from PRC segment’s sales of life insurance products were 2.6% and 3.6% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Total revenue from Taiwan segment’s sales of property and casualty insurance products were 5.4% and 6.3% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively. Total revenue from PRC segment’s sales of property and casualty insurance products was nil and 0.7% of the Company’s total revenue for the three months ended March 31, 2023 and 2022, respectively.

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

Critical Accounting Policies and Estimates

A critical accounting policy is one that is both important to the portrayal of our financial condition and results of operation and requires our management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We have had no changes to our Critical Accounting Policies as described in our most recent Form 10-K for the year ended December 31, 2022 and believe that of our significant accounting and reporting policies, the more critical policies include our accounting for revenue recognition and estimate of income taxes. Our significant accounting policies are described in Note 2 of “Summary of Significant Accounting Policies” included within our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

Results of Operations - Three Months ended March 31, 2023 Compared to Three Months ended March 31, 2022

The following table shows the results of operations for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)	Change	Percent
Revenue	$33,790,314	$30,980,523	$2,809,791	9.1%
Cost of revenue	22,242,147	19,009,519	3,232,628	17.0%
Gross profit	11,548,167	11,971,004	(422,837)	(3.5)%
Gross profit margin	34.2%	38.6%	(4.4)%	(11.4)%

Operating expenses:
Selling	593,671	684,150	(90,479)	(13.2)%
General and administrative	6,248,154	5,973,039	275,115	4.6%
Total operating expenses	6,841,825	6,657,189	184,636	2.8%

Income from operations	4,706,342	5,313,815	(607,473)	(11.4)%

Other income (expenses):
Interest income	208,811	104,977	103,834	98.9%
Interest expenses	(188,417)	(52,335)	(136,082)	260.0%
Foreign currency exchange (loss) gain, net	(137,488)	737,550	(875,038)	(118.6)%
Other - net	236,900	162,048	74,852	46.2%
Total other income, net	119,806	952,240	(832,434)	(87.4)%

Income before income taxes	4,826,148	6,266,055	(1,439,907)	(23.0)%
Income tax expense	(1,245,487)	(1,581,897)	336,410	(21.3)%

Net income	3,580,661	4,684,158	(1,103,497)	(23.6)%
Net income attributable to noncontrolling interests	(1,719,218)	(1,739,281)	20,063	(1.2)%
Net income attributable to China United’s shareholders	1,861,443	2,944,877	(1,083,434)	(36.8)%

Other comprehensive items, net of tax:	656,425	(3,113,495)	3,769,920	(121.1)%

Comprehensive income	4,237,086	1,570,663	2,666,423	169.8%
Comprehensive income attributable to noncontrolling interests	(1,934,432)	(697,445)	(1,236,987)	177.4%
Comprehensive income attributable to China United’s shareholders	$2,302,654	$873,218	$1,429,436	163.7%

Revenue

As a distributor of insurance products, we derive our revenue primarily from commissions and fees paid by insurance companies, typically calculated as a percentage of premiums paid by our customers to the insurance companies in Taiwan, PRC and Hong Kong. We generate revenue primarily through our sales force, which consists of individual sales professional in our distribution and service network. For the three months ended March 31, 2023 and 2022, the revenues generated from Taiwan, PRC and Hong Kong were as follows:

Geographic Areas	Three Months Ended March 31,
	2023	2022	Change	Percent
Revenue
Taiwan segment	$32,920,838	$29,549,885	$3,370,953	11.4%
Percentage of revenue	97.4%	95.4%
PRC segment	869,083	1,347,816	(478,733)	(35.5)%
Percentage of revenue	2.6%	4.3%
Hong Kong segment	393	82,822	(82,429)	(99.5)%
Percentage of revenue	—%	0.3%
Total revenue	$33,790,314	$30,980,523	$2,809,791	9.1%

Revenue from our Taiwan segment increased by $3.4 million from $29.5 million for the three months ended March 31, 2022 to $32.9 million for the three months ended March 31, 2023. The revenue in local currency was increased due to the increased performance and operation bonus resulting from the increased sales of insurance products from Uniwill and Law Broker, which was benefited from the popularity of interest linked insurance policies, and the revenue was partially offset by the decrease in revenue from continuance bonus in Uniwill.

Revenue from our PRC segment decreased by $0.4 million from $1.3 million for the three months ended March 31, 2022 to $0.9 million for the three months ended March 31, 2023. The decrease in revenue from our PRC segment was mainly due to the disposal of Jiangsu Law, which had contributed substantial revenue in the PRC segment for the three months ended March 31, 2022, and due to the decrease of trailing commissions for subsequent years resulting from the overall declining market in PRC segment.

Revenue from the Hong Kong Segment was primarily derived from reinsurance commission on sales of insurance products from other insurers to Taiwan Life Insurance Co., Ltd. (“Taiwan Life”) for risk management. The decrease in revenue from our Hong Kong segment for the three months ended March 31, 2023 compared to that of the three months ended March 31, 2022 was due to the termination of certain of our reinsurance agreements and the discontinuation of travel insurance.

Cost of revenue and gross profit

The cost of revenue mainly consists of commissions paid to our sales professionals. The cost of revenue increased by $3.2 million from $19.0 million for the three months ended March 31, 2022 to $22.2 million for the three months ended March 31, 2023. The increase in the cost of revenue was mainly resulted from the revenue increase of both Uniwill and Law Broker. In addition, the bonuses paid to sales agents also increased due to relatively more outstanding sales performance from senior sales agents with higher commission rates.

Consequently, the gross profit margin decreased from 38.6% for the three months ended March 31, 2022 to 34.2% for the three months ended March 31, 2023.

Selling expenses

Selling expenses were mainly incurred by Law Broker and Uniwill in connection with costs related to marketing and advertising. For the three months ended March 31, 2023, selling expenses were $0.6 million, which was not significantly different from those of the same period of 2022.

General and administrative expenses

General and administrative (“G&A”) expenses are principally comprised of salaries and benefits for our administrative staff, office rental expenses, travel expenses, depreciation and amortization, entertainment expenses, and professional service fees. For the three months ended March 31, 2023, G&A expenses were $6.2 million, reflecting an increase of $0.2 million, compared with $6.0 million of

G&A expenses for the three months ended March 31, 2022. The increase in the general and administrative expenses was attributed to the recognition of office rental expenses arising from the growing operation of Uniwill.

Other income (expenses), net

Other income mainly consisted of interest income, interest expenses, gain or loss on valuation of financial assets and foreign currency exchange gain or loss. Other income were $0.1 million, reflecting a decrease of $0.9 million, compared with the other income of $1.0 million for the three months ended March 31, 2022. The net decrease in other income was mainly due to the foreign currency exchange gain recognized from foreign currency time deposits assets and intercompany transactions that will be paid back in currency other than the functional currency because of the substantial depreciation of the New Taiwan Dollar against the U.S. dollar and Chinese Yuan during the first quarter of 2022 compared that of the same period in 2023.

Income tax expense

For the three months ended March 31, 2023, income tax expense was $1.2 million, reflecting a decrease of $0.4 million or 21.3%, compared with the income tax expense of $1.6 million for the three months ended March 31, 2022. The slight decrease in income tax expense was mainly due to the foreign currency exchange rates fluctuations and release of valuation allowance.

Other comprehensive items

Other comprehensive items mainly consisted of foreign currency translation gain or loss. The foreign currency translation gain was $0.7 million, reflecting a increase of $3.8 million, compared with foreign currency translation loss of $3.1 million for the three months ended March 31, 2022. The increase in foreign currency translation gain was mainly due to a larger foreign currency translation loss resulted from the substantial depreciation of the New Taiwan Dollar against the U.S. dollar for net assets of Taiwan segment for the three months ended March 31, 2022 compared with that of the same period in 2023.

Liquidity and Capital Resources

The following table presents a comparison of the net cash provided by operating activities, net cash used in investing activities and net cash provided by financing activities for the three-month periods ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change	Percent
Net cash provided by operating activities	$4,381,546	$7,599,296	$(3,217,750)	(42.3)%
Net cash used in investing activities	(7,932,246)	(5,331,480)	(2,600,766)	48.8%
Net cash provided by financing activities	1,002,356	1,054,769	(52,413)	(5.0)%

Operating activities

Net cash provided by operating activities during the three months ended March 31, 2023 was $4.4 million, reflecting a decrease of $3.2 million or 42.3% in comparison with that of $7.6 million during the three months ended March 31, 2022. The decrease in cash inflows was mainly due to lower net income, the increase of accounts receivable and contract assets, offset by the decrease of income tax payable balance for the three months ended March 31, 2023 compared with that of the same period in 2022.

Investing activities

Net cash used in investing activities during the three months ended March 31, 2023 was $7.9 million, reflecting an increase of $2.6 million or 48.8% in comparison with that of $5.3 million for the three months ended March 31, 2022. Increases in the cash used in the investing activities mainly resulted from the increase of the purchases of time deposits during three months ended March 31, 2023. The cash outflow was offset by proceeds from receipts in advance of disposal of a subsidiary for the same period in 2022.

Financing activities

Net cash provided by financing activities was $1.0 million during the three months ended March 31, 2023, which decreased by $0.1 million from that of $1.1 million during the same period of 2022. Net cash provided by financing activities during the three months ended March 31, 2023 remained consistent with that of the same period in 2022.

Contractual Obligations

There have been no significant changes to the Company’s contractual obligations as disclosed in the Company’s 2022 Annual Report on Form 10-K.

Off Balance Sheet Arrangements

The Company had no off-balance sheet arrangements as of March 31, 2023.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023. This conclusion was based on the material weaknesses in our internal control over financial reporting described in Part II, Item 9A, “Controls and Procedures” of our annual report on Form 10-K for the year ended December 31, 2022. The material weaknesses have not been remediated as of March 31, 2023. We continue to work on the remediation of the material weakness, we may determine to take additional measures to address our control deficiencies. The material weakness will continue to exist until the remediation steps identified in our 2022 Form 10-K are fully implemented and concluded to be operating effectively.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. If not remediated, the material weaknesses in our internal control over financial reporting described in the Form 10-K for the year of 2022 could result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

During the fiscal quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

China United Insurance Service, Inc.

Date: May 15, 2023	By:	/s/ Yi-Hsiao Mao
	Name:	Yi-Hsiao Mao
	Its:	Chief Executive Officer
(Principal Executive Officer)

Date: May 15, 2023	By:	/s/ Mei-Kuan Yeh
	Name:	Mei-Kuan Yeh
	Its:	Chief Financial Officer
(Principal Financial and Accounting Officer)